Form 10-K
period 2021-12-31
Finwise Bancorp
filed 2022-03-30
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-40721

FINWISE BANCORP
(Exact Name of Registrant as Specified in its Charter)

Utah	83-0356689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

756 East Winchester, Suite 100, Murray, Utah	84107
(Address of Principal Executive Offices)	(Zip Code)

(801) 501-7200
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FINW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

At June 30, 2021, there was not a public market for the Registrant’s common stock.  The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 31, 2021 was $139.4 million.  The Registrant had 12,788,810 shares of common stock, $0.001 par value, outstanding as of March 29, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

FinWise Bancorp

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s current views with respect to, among other things, future events and its financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “budget,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:

•
conditions relating to the Covid-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, and the response of governmental authorities to the Covid-19 pandemic and our participation in Covid-19-related government programs such as the Paycheck Protection Program (“PPP”);

•	system failure or cybersecurity breaches of our network security;

•
the success of the financial technology industry, the development and acceptance of which is subject to a high degree of uncertainty, as well as the continued evolution of the regulation of this industry;

•	our ability to keep pace with rapid technological changes in the industry or implement new technology effectively;

•	our reliance on third-party service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;

•
general economic conditions, either nationally or in our market areas (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation), that impact the financial services industry and/or our business;

•	increased competition in the financial services industry, particularly from regional and national institutions and other companies that offer banking services;

•	our ability to measure and manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;

•	the adequacy of our risk management framework;

•	the adequacy of our allowance for loan losses (“ALL”);

•	the financial soundness of other financial institutions;

•	new lines of business or new products and services;

•
changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of the Bank as an SBA Preferred Lender;

•	changes in the value of collateral securing our loans;

•	possible increases in our levels of nonperforming assets;

•	potential losses from loan defaults and nonperformance on loans;

•	our ability to protect our intellectual property and the risks we face with respect to claims and litigation initiated against us;

•	the inability of small- and medium-sized businesses to whom we lend to weather adverse business conditions and repay loans;

•	our ability to implement aspects of our growth strategy and to sustain our historic rate of growth;

•	our ability to continue to originate, sell and retain loans, including through our Strategic Programs;

Index
•	the concentration of our lending and depositor relationships through Strategic Programs in the financial technology industry generally;

•	our ability to attract additional merchants and retain and grow our existing merchant relationships;

•
interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;

•	the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;

•	potential exposure to fraud, negligence, computer theft and cyber-crime and other disruptions in our computer systems relating to our development and use of new technology platforms;

•	our dependence on our management team and changes in management composition;

•	the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;

•
compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, anti-money laundering laws, predatory lending laws, and other statutes and regulations;

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the application of interest rate caps or maximums;

•	our ability to maintain a strong core deposit base or other low-cost funding sources;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our ALL or to write-down assets;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	further government intervention in the U.S. financial system;

•
the ability of our Strategic Program service providers to comply with regulatory regimes, including laws and regulations applicable to consumer credit transactions, and our ability to adequately oversee and monitor our Strategic Program service providers;

•	our ability to maintain and grow our relationships with our Strategic Program service providers;

•	natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	compliance with requirements associated with being a public company;

•	level of coverage of our business by securities analysts;

•	future equity and debt issuances; and

•	other factors that are discussed in the section entitled “Risk Factors,” beginning on page 28.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report, including those discussed in the section entitled “Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business

In this Report, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “FinWise Bancorp” refer to FinWise Bancorp and its wholly owned subsidiary, FinWise Bank, which we sometimes refer to as “FinWise Bank,” “FinWise,” “the Bank” or “our Bank,” and references to “common stock” refer to our voting common stock.

Index
Overview

We are FinWise Bancorp, a Utah bank holding company headquartered in Murray, Utah. We operate through our wholly-owned subsidiary, FinWise Bank, a Utah state-chartered non-member bank. We currently operate one full-service banking location in Sandy, Utah and a loan production office in Rockville Centre, New York. We are a nationwide lender to consumers and small businesses. We believe that traditional barriers to servicing banking customers have been substantially lowered due to technological advances in the distribution and management of banking products and services. We seek to capitalize on these advances by leveraging strategic relationships, as well as proprietary loan origination systems and data analytics technology, to expand our reach in marketing channels utilized and credit products offered. As a technology-focused bank, we have utilized technology-oriented loan origination platforms in our Strategic Programs, SBA lending, and POS lending business lines.  We have also deployed our own in-house technology to deliver loan and deposit solutions to our customers directly and through third parties.

The Company was formed in 2002 and acquired 100% of the stock of Utah Community Bank, a local community bank founded in 1999 focusing on real estate lending in and around the Salt Lake City, Utah MSA. While the Bank is our primary asset, we also have a 10% membership interest in BFG, a Connecticut limited liability company, a nationally significant referral source for SBA loans and a legal lending facilitator. As described below, we have a right of first refusal to purchase additional interests in BFG from any selling member along with an option to purchase all of the interests from the remaining members through January 1, 2028. See “Our Relationship with Business Funding Group.”

We originate, sell or hold loans in four main lending areas: (i) nationwide Strategic Programs, (ii) a multi-state SBA 7(a) lending program, (iii) residential and commercial real estate lending in and around the Salt Lake City, Utah MSA, and (iv) multi-state consumer lending primarily through our POS lending program. Except in the case of our recent funding of PPP loans, we have principally relied on core deposits, including Institutional Deposits, to fund our lending activities but also have used brokered deposits and borrowings when we deem appropriate. In 2020, as a result of high volumes of PPP lending, we accessed the SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) as part of the CARES Act of 2020.

The Company completed its Initial Public Offering (“IPO”) of 4,025,000 shares of its common stock at a public offering price of $10.50 per share on November 23, 2021.  The common stock is traded on the NASDAQ Global Market under the ticker symbol “FINW.” The IPO generated aggregate net proceeds to the Company of approximately $35.6 million after deducting underwriting discounts and offering expenses.

FinWise Bancorp serves as a registered bank holding company with respect to the Bank, subject to regulation and examination by the Utah Department of Financial Institutions (“UDFI”) and the Federal Reserve Board. FinWise Bancorp currently does not engage in any material business activity other than those relating to owning all of the capital stock of FinWise Bank.

Our Relationship with Business Funding Group

BFG is a nationally significant referral source of small business loans. Included in these loans are SBA loans to be funded by financial institutions and other SBA lenders. BFG works alongside a network of over 50 banks to refer business loans to small, independent businesses across various industries. Our relationship with BFG is an important component of our diversification strategy. Since the launch of our SBA lending program in 2014, BFG has been the primary source of SBA loan referrals for the Bank. In consideration of marketing and referral services provided to the Bank, BFG receives a fee for SBA loans referred to the Bank that are closed and funded by the Bank. The fees on each SBA loan referred to the Bank by BFG are determined on a loan-by-loan basis and based on the amount and terms of the principal SBA loan. The methodology for determining such fees has been substantially consistent since 2019. Such fees are disclosed on SBA Form 159 and filed with SBA for each funded loan.

Between March 2018 and July 2018, in exchange for cash proceeds, we sold 1,476,090 shares representing approximately 23.4% of our issued and outstanding common stock at the time of such sale to four individuals associated with BFG and one individual not associated with BFG pursuant to change in control applications filed with the Federal Reserve Bank and UDFI. The Federal Reserve Bank determined that these five individuals were acting in concert, but that the shares purchased by the five individuals were not attributable to BFG for purposes of the Bank Holding Company Act of 1956, as amended.

In December of 2019, we acquired directly from four of the five individuals who acquired our shares in 2018, a 10% ownership interest in BFG in exchange for 950,784 newly-issued shares of our common stock, representing 10.9% of the Company’s outstanding common stock at the time of purchase. The UDFI approved the acquisition of the additional shares of our common stock in the exchange by the four individuals and the Federal Reserve Bank did not object, provided that no individual own more than 9.9% of our issued and outstanding common stock (as calculated in accordance with the rules and regulations of the Federal Reserve Bank).

Index
To strengthen our relationship with BFG, we also negotiated a right of first refusal and an option to acquire 100% of BFG. Subject to the terms of that certain Right of First Refusal and Option Agreement, dated as of March 31, 2020, we were granted an option to acquire all of the ownership interests in BFG at any time from January 1, 2021 to January 1, 2028, at an earnings multiple of 10 to 15 times BFG’s net profit based on the fiscal year ended immediately prior to the exercise of the option. In addition, we have a right of first refusal, prior to our exercise of our option, to acquire any ownership interests that any individual owner of BFG wishes to sell. As consideration for the right of first refusal and option, we issued warrants to each BFG member (other than the Company) with the right to acquire shares of our common stock on a pro rata basis according to each such person’s percentage ownership in BFG, not exceeding an aggregate of 270,000 shares, at an exercise price of $6.67 per share. Unless otherwise exercised, the warrants will expire on March 31, 2028. Other than the Right of First Refusal and Option Agreement and the Standstill Agreement, there are no other agreements between us and BFG or among our respective shareholders.

BFG is not an affiliate of the Bank as defined under the Federal Reserve Act and Regulation W promulgated thereunder. Accordingly, we are not subject to restrictions imposed by Regulation W with respect to transactions with BFG, and we are not aware of any other regulatory restrictions on the business relationship between the Bank and BFG.

Lending Activities

Overview. We maintain a diversified loan portfolio in terms of the types of loan products it contains and customer characteristics, with a focus on individual consumers and small businesses.

The following table presents the composition of our total loan portfolio by lending program, as of December 31, 2021:

	December 31,
	2021
($ in thousands)	Total Loans	% of Loans in Category of total loans
SBA	$142,392	53.6%
Commercial, non-real estate	3,428	1.3%
Residential real estate	27,108	10.2%
Strategic Program loans	85,850	32.3%
Commercial real estate	2,436	0.9%
Consumer	4,574	1.7%
Total	$265,788	100.0%

Note: SBA loans in the table above include $1.1 million of PPP loans as of December 31, 2021.

SBA 7(a) Loans. Since 2014, we have utilized relationships with third parties (primarily BFG) to originate loans partially guaranteed by the SBA, to small businesses and professionals. We typically sell the SBA-guaranteed portion (generally 75% of the principal balance) of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. Loan terms generally range from 120 to 300 months and interest rates currently range from the prime rate plus 200 basis points to the prime rate plus 275 basis points, as adjusted quarterly. During the year ended December 31, 2021, we originated approximately $157.9 million in SBA 7(a) loans and held approximately $141.3 million of SBA 7(a) loans on our balance sheet as of December 31, 2021, excluding PPP loans, of which $75.7 million was guaranteed by the SBA and $65.6 million was unguaranteed. Excluding the impact of an aggregate of $1.1 million in PPP loan balances outstanding as of December 31, 2021, our loan portfolio as of that date is comprised of 24.8% in unguaranteed portions of SBA 7(a) loans and 28.6% in guaranteed portions of SBA 7(a) loans.

As an experienced SBA 7(a) lender, we were an active participant in the first round of PPP lending. No PPP loans were originated by the Company during the year ended December 31, 2021. In addition to a 1.0% interest rate paid by the borrower, the PPP loans also resulted in fees paid by the SBA to the Bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the year ended December 31, 2021, the Company recognized approximately $1.8 million in PPP-related SBA accreted deferred loan fees through interest income, $1.5 million of which were accelerated as a result of PPP loan forgiveness. A de minimis amount of deferred fees is remaining as of December 31, 2021.

Index
The SBA’s 7(a) program provides 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender.

Our existing SBA 7(a) lending program is supported by marketing directly by the Bank as well as through referrals from BFG and others. BFG refers SBA loan applicants to the Bank for review and consideration. Only the Bank in its sole capacity has the authority to approve SBA loan applications. In all circumstances, the Bank has the right to decline an SBA loan referred by BFG that is deemed not to meet its credit standards. The Bank in its sole capacity has the discretion to determine whether to sell or retain the guaranteed portion of any or all SBA loans it funds. Fees are not paid based on the secondary market premium received or the amount sold.

Strategic Programs. We have established Strategic Programs with various third-party consumer and commercial loan origination platforms that use technology to streamline the origination of consumer and small commercial loans. We currently have eleven Strategic Program relationships. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank or another financial institution, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. This amount is usually set at a 1:1 ratio but may be restructured in certain circumstances as the relationship seasons or if the Strategic Program platform is an established company. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. We have selectively retained a portion of the loans or receivables based on analytics generated by FinView™ and the capacity and appetite of the Bank. We have also selectively purchased pools of loans from our Strategic Program service providers. The Bank reserves for projected loan losses associated with loans held-for-investment based on modeled loss projections and adjusts such reserves as needed. Our Strategic Programs also cover a wide range of borrower credit profiles, loan terms and interest rates. Loan terms range from 1 month to 72 months. Interest rates currently range from 8% to 160%. During the year ended December 31, 2021, we originated approximately $6.4 billion in Strategic Program loans and we held for investment approximately $25.1 million in Strategic Program loans and approximately $60.7 million in Strategic Program loans held-for-sale as of December 31, 2021. Business checking and money market demand accounts associated with Strategic Program relationships held balances of approximately $101.5 million (including $39.6 million held as collateral) as of December 31, 2021. Excluding the impact of $1.1 million in PPP loan balances outstanding as of December 31, 2021, our Strategic Program held-for-sale loans comprised 23.0% of the Bank’s loan portfolio and our Strategic Program held-for-investment loans comprised of 9.5% of the Bank’s loan portfolio.

Residential and Commercial Real Estate Loans. We operate a single branch location in Sandy, Utah. From this branch, we offer commercial and consumer banking services throughout the greater Salt Lake City, Utah MSA. These products are delivered using a high-touch service, relationship banking approach. The majority of the lending product consists of residential non-speculative construction loans which generate both non-interest income and interest income. Construction loan terms generally range from 9 to 12 months and interest rates currently range from the prime rate to the prime rate plus 200 basis points. All of the loans generated through this branch are held on our balance sheet. As of December 31, 2021, our branch-based banking operations consisted of approximately $33.7 million in loans (including approximately $29.5 million of residential and commercial real estate loans) and approximately $53.2 million in deposits. The deposit operations at our branch focus on local businesses and individual customers that are seeking personal service and the relationships developed with our local bankers. These deposits comprise demand deposits, NOW accounts, MMDAs, savings accounts, and time deposits under $250,000 that are not brokered deposits.

Primarily, our loans secured by real estate are made to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and loans to individual consumers for construction of single-family homes in our market areas. Our commercial real estate loans primarily include owner-occupied and investment real estate deeds of trust. We also make loans for the acquisition of undeveloped land. Excluding the impact of $1.1 million in PPP loan balances outstanding as of December 31, 2021, our residential real estate loans comprised 10.2% of the Bank’s total loan portfolio, and our commercial real estate loans comprised 0.9% of the Bank’s total loan portfolio. Construction loans are typically disbursed as construction progresses and carry variable interest rates. Our construction and development loans typically have terms that range from six months to nine months but may be extended depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

Consumer Loans. Consumer loans consist primarily of loans originated through our POS program. Since 2011, the Bank has offered collateralized and uncollateralized loans without prepayment penalties to finance the purchase of retail goods and services. Loan applications are submitted at the point-of-sale through an online portal. Historically, all of the loans originated through our POS lending program have been held on our balance sheet. We target super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719) and near-prime (FICO score of 640 through 660) borrowers. Loan terms are generally 60 months and interest rates current range from 7.0% to 14.5%. We utilize a high degree of automation in this program and track loan applications, analyze credit and approve loans by deploying a combination of FinView™ and “off-the-shelf” technology solutions. The majority of the approximately $4.6 million in consumer loans outstanding as of December 31, 2021 that were not generated through our Strategic Programs were originated in connection with our POS lending program. During the year ended December 31, 2021, we originated approximately $2.3 million in POS loans and held approximately $3.8 million of POS loans on our balance sheet as of December 31, 2021. Excluding the impact of $1.1 million in PPP loan balances outstanding as of December 31, 2021, our consumer loans comprised 1.7% of the Bank’s total loan portfolio.

Index
Commercial Non-Real Estate Loans. Commercial non-real estate includes loans and leases made to commercial enterprises that are not secured by real estate. Any loan, line of credit, or letter of credit (including any unfunded commitments), and any interest the bank obtains in such loans made by another lender, to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, but not for personal expenditure purposes are included in this category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These loans are generally secured by liens on business assets. Historically, we have retained these loans and leases on our balance sheet for investment. Excluding the impact of $1.1 million in PPP loan balances outstanding as of December 31, 2021, our commercial non-real estate loans comprised 1.3% of the Bank’s total loan portfolio.

Credit Administration and Loan Review

We maintain asset quality through an emphasis on market knowledge, long-term customer relationships, analysis of data, consistent and thorough underwriting for all loans, surveillance and monitoring of our loan portfolio and a risk-based credit culture. We seek to maintain a broadly diversified loan portfolio in terms of type of loan product, credit demographic, geographic area and in respect of our commercial customers, the industries in which they are engaged. We control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan, and our loan policies establish the basic guidelines governing our lending operations.

Underwriting. In evaluating credit, we use both judgmental and statistically based approaches, depending on the specific credit product.

In taking the judgmental approach, we evaluate each potential loan relationship and adhere to a disciplined underwriting evaluation process that includes the following:

•	understanding the customer’s financial condition and ability to repay the loan;

•	evaluating management performance and expertise and industry experience;

•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;

•	observing appropriate loan-to-value guidelines for collateral secured loans;

•	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and

•	ensuring that each loan is properly documented with perfected liens on collateral.

In taking the statistical approach, we rely on data and automation to inform our credit decision-making. We create standardized underwriting criteria that are uniformly and consistently applied to each product. When originating with a third party, we review and approve the credit approval models prior to the launch of the lending program. These models are also periodically validated by independent third parties in accordance with regulatory guidance. For retained portfolios, we conduct vintage analyses to ensure credit is performing as expected.

Loan Approval Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our loan committee and other personnel in accordance with our loan policy. The thresholds associated with lending authorities vary by loan product. Our loan committee is comprised of our Chief Executive Officer, our Chief Credit Officer, our Chief Financial Officer, certain other members of management and select senior loan officers, which is primarily responsible for day-to-day implementation and oversight of our loan approval procedures. The levels of lending authority are periodically reviewed by the Bank’s board of directors. Authority limits are based on the total exposure of the borrower, the loan product, and are conditioned on the loan conforming to the standards contained in the loan policy. Any loan policy exceptions are appropriately monitored and fully disclosed to the approving authority. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

Index
Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Individual loan reviews encompass a loan’s payment status and history, current and projected paying capacity of the borrower and/or guarantor(s), current condition and estimated value of any collateral, sufficiency of credit and collateral documentation, and compliance with Bank and regulatory lending standards. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio. Once a loan is identified as a problem loan or a loan requiring a workout, the Bank makes an evaluation and develops a plan for handling the loan. In developing such a plan, management reviews all relevant information from the loan file and any loan review reports. We have a conversation with the borrower and update current and projected financial information (including borrower global cash flows when possible) and collateral valuation estimates. Following analysis of all available relevant information, management adopts an action plan from the following alternatives: (a) continuation of loan collection efforts on their existing terms, (b) a restructure of the loan’s terms, (c) a sale of the loan, (d) a charge-off or partial charge-off, (e) foreclosure on pledged collateral, or (f) acceptance of a deed in lieu of foreclosure. For loans originated through our Strategic Program, the Bank does not currently grade individual loans held-for-investment due to their small balances and homogenous nature. As credit quality for Strategic Program loans have been highly correlated with delinquency levels, Strategic Program loans are evaluated collectively by program.  Pursuant to our credit policy, our loan committee is required to consider loan grade updates at our quarterly meetings

Our loan committee and board members are updated on a regular basis on all servicing and liquidation efforts.  We believe such routine and recurring discussions amongst our loan committee members and board of directors help prevent oversight errors that may occur in improperly managed loan portfolios.

The Bank analyzes each loan application in a reasonable manner, consistent with prudent lending standards. Prudent underwriting during the Covid-19 pandemic includes taking into consideration the current and future effects the emergency has on employment, business operations, cash flow and the repayment ability of loan applicants. Additional factors considered during underwriting include, but are not limited to:

•	whether the applicant has any other loans(s) (including through the PPP, SBA EIDL, other stimulus financing) that have repayment or contingent repayment requirements which could impact cash flow;

•
for commercial applicants, whether the business revenue and staffing levels have been impacted by the Covid-19 pandemic and whether business has a contingency plan for revenues and operations for a minimum of the next 18 months;

•	for individual applicants, whether his or her source of income has been or may be impacted;

•	how governmental restrictions, including stay-at-home orders, social distancing, travel, traffic flow, and trade limitations have impacted applicant’s business operations or personal cash flow;

•	whether historical financial information can be reasonably relied upon based on current market conditions; and

•	the impact current market conditions have on collateral adequacy.

Credit Concentrations. We actively monitor and manage the composition of our loan portfolio, including credit concentrations. Our credit policies establish concentration limits by loan product to manage portfolio diversification. The Bank’s concentration management program couples quantitative data with a thorough qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s portfolio analysis includes concentration trends by portfolio product type, overall growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, nonperforming asset trends, stress testing, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in Bank’s lending and collection policies are reviewed and approved by the Bank’s board of directors at least annually. Concentration levels are monitored by management and reported to the Bank’s board of directors on a quarterly basis.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits. The Bank’s legal lending limit on loans to a single borrower was $12.0 million as of December 31, 2021.

Strategic Programs

Overview. We currently source most of our loan originations through our Strategic Programs. Our Strategic Programs include a broad array of products for both prime and subprime borrowers including both consumer and commercial loans that may be secured or unsecured, and open- or closed-end products, depending on the particular market targeted by the Bank and the specific Strategic Program service provider. Minimum and maximum loan amounts range from $500 to $2.0 million and loan terms range from 6 to 72 months.

Index
The Bank’s current Strategic Program service providers include Behalf, OppFi, Liberty Lending, LendingPoint, American First Finance, Elevate, Upstart, Mulligan Funding, Great American Finance, Edly, and Empower. From time to time, we expect the number and composition of our Strategic Program service providers to change as the business develops, contract terms expire or agreements with service providers are otherwise terminated. The Bank has engaged with other Strategic Program service providers since we established our first Strategic Program in 2016 and we may enter into Strategic Programs with other service providers in the future.

Selection and Oversight. We select service providers for our Strategic Programs applying third party guidance promulgated by the FDIC, including comprehensive onboarding due diligence covering strategic, operational, transaction, compliance, credit and other risks, and evaluating any potential reputational impact. Furthermore, the Bank conducts extensive ongoing oversight and monitoring of the Strategic Program service providers in accordance with regulatory requirements and as augmented by Bank policies and the Bank’s compliance management systems developed for its oversight of the Strategic Program service providers.

Our oversight also impacts our decision to retain loans with Strategic Program service providers because the Bank may choose not to retain any loans or interest until the Strategic Program service provider has satisfied certain audit requirements of the Bank. We seek service providers that offer credit products focused on amortizing loans to borrowers with a demonstrated ability to repay and that are priced appropriately to the credit profile of the borrower (including credit history). Further, we seek service providers that instill our values of moving a customer forward. This is characterized by high customer service standards and an emphasis on regulatory compliance and consumer protections that may not be afforded these customers through a non-bank product.

Structure. In structuring a Strategic Program, the Bank and the Strategic Program service provider generally review and agree upon a set of program guidelines established by the Bank and tailored to accommodate target borrowers within the Strategic Program. We require the Strategic Program service providers to adhere to specific Bank underwriting criteria to originate loans to ensure that the borrowers are solicited and serviced in accordance with all applicable laws and regulatory requirements. The guidelines set forth various loan approval considerations, including but not limited to the borrower’s name, credit score, and other underwriting criteria. Loan applications are processed by the Strategic Program service provider in accordance with the Bank’s guidelines and delivered to the Bank for approval. Loan applications generally involve automated loan decisions by use of credit models, and decisions are typically rendered instantly after the submission of the loan application to the Bank. No loan is approved unless the Bank reviews and approves the borrower’s application. Borrowers to whom we originate loans through our Strategic Programs generally include consumers considered super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719), near prime (FICO score of 640 through 660) and subprime (FICO score of 660 and below), as well as consumers that lack a credit history as reported through one of the three credit bureaus. The application and approval process is generally performed electronically although some are underwritten manually. Each loan originated by the Bank complies with applicable federal and state laws that apply to the Bank. As indicated, the Bank treats our Strategic Program service providers as its vendors, and subjects the service providers to the requirements of the FDIC for vendor and third party management.

We typically retain Strategic Program loans for a number of business days after origination during which the Bank receives interest income related to the loans. Following this retention period, the Bank may sell either a portion of the loan or the whole loan to a special purpose investment vehicle or other investor as identified by us or our Strategic Program service providers. Such purchase transactions typically require the purchaser to maintain a reserve account with the Bank or another financial institution to secure the purchaser’s contractual obligations to purchase. Some of our Strategic Program service providers may also securitize the loans originated through the program and the Bank may choose to participate in such securitizations for liquidity reasons. The Bank may also hold a portion of the loans or receivables for investment. Our retention parameters vary among different Strategic Programs. The Bank’s retention obligations may be discretionary with respect to some Strategic Programs. In other Strategic Programs, the Bank may choose not to retain any loans or interest until the Strategic Program service provider has satisfied certain audit requirements of the Bank.

Fees and Other Economics. The Bank generally earns fees equal to a percentage of the loans generated under its Strategic Programs. Strategic Program service providers may also be required to pay minimum monthly fees to the Bank and reimburse the Bank for certain agreed-upon expenses. Some Strategic Programs require the service provider pay a fee to the Bank if it enters into a similar strategic relationship with another bank or financial institution.

On October 13, 2021, we formed a limited liability company as a wholly-owned subsidiary of the Company to hold and manage private investments made by the Company and the Bank. The Company currently holds, and in the future may acquire, equity in certain of our Strategic Program service providers through this subsidiary. As of the date of this Report, this subsidiary holds a de minimis amount of equity securities of one Strategic Program service provider.

Servicing. The Bank generally services the loans originated through the Strategic Programs in consideration of servicing fees equal to a percentage of the loans generated under the Strategic Program. In turn, the Strategic Program service providers, subject to the Bank’s approval and oversight, serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.

Index
Funding and Deposits

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We provide a full range of deposit products, including a variety of checking and savings accounts, time deposits, and money market accounts. We also provide a wide range of deposit services, including debit cards, remote deposit capture, online banking, mobile banking, and direct deposit services. We also offer business accounts and cash management services, including business checking and savings accounts and treasury services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing.

We use a diversified funding strategy with an emphasis on core deposits from our branch operations, deposits originated through SBA 7(a) lending programs and Strategic Programs, coupled with brokered deposits and borrowings as needed. A significant portion of our core deposits include funds deposited through our Strategic Programs, to support reserve requirements. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balance is typically required to at least equal the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. The Bank has the right to withdraw amounts from the reserve deposit account to fulfill loan purchaser obligations created under the Strategic Program agreements. Depending on the strength of the relationship between the Bank and our Strategic Program relationship, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program relationships have opened operating deposit accounts at the Bank. The charts below illustrate the changing composition of our deposit portfolio as of December 31, 2021.

Total Deposits Breakdown

Our core deposits, as of December 31, 2021, constituted 83.2% of our funding sources, excluding the PPPLF (our core deposits comprise the sum of demand deposits, NOW accounts, MMDA accounts, savings accounts, and time deposits under $250,000 that are not brokered deposits).

Securities Portfolio

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Our investments were approximately $11.4 million as of December 31, 2021. Specific objectives of our investment policy and portfolio are as follows:

•
Ensure the Safety of Principal—Bank investments are generally limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations. Allowable non-investment-grade instruments must be approved by the board of directors.

•	Income Generation—The Bank’s investment portfolio is managed to maximize income on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations.

•	Provide Liquidity—The Bank’s investment portfolio is managed to remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand.

Index
•
Mitigate Interest Rate Risk—Portfolio strategies are used to assist the Bank in managing its overall interest rate sensitivity position in accordance with goals and objectives approved by our board of directors.

Our investment policy is reviewed and approved annually by our board of directors. Overall investment objectives are established by our board through our investment policy and monitored through our asset-liability management committee. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Financial Officer. We actively monitor our investments on an ongoing basis to identify any material changes in our mix of securities. We also review our securities for potential impairment (other-than-temporary impairments) at least quarterly.

Competition

The banking and financial services industry is highly-competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks, credit unions, and non-bank financial service providers such as financial technology companies and other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

Other important standard competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services through multiple channels. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our banking product suite, our high-quality customer service culture, our strategic relationships with third parties, our positive reputation and long-standing relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Human Capital Resources

As of December 31, 2021, we employed 116 persons, of which 109 were employed on a full time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good.

We believe that the success of a business is largely due to the quality of its employees and the development of each employee’s full potential. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. Employee retention helps us operate efficiently and achieve our business objectives. We also believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

Supervision and Regulation

General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to pay dividends to its shareholders, to repurchase stock or to receive dividends from its subsidiary banks. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve and the UDFI. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve conducts examinations of the Company and its subsidiaries. In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision, and examination by the FDIC and the UDFI. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). Based on this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. As a Utah-chartered commercial bank, the Bank is also subject to certain provisions of Utah law and the supervision of the UDFI. Additionally, as a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to regulation and supervision by the FDIC. Both the UDFI and the FDIC conduct routine examinations of the Bank. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors, consumers, and commercial customers, and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.

Index
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions.  Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity, risk management, and capital adequacy, as well as other safety and soundness concerns.

Regulation of FinWise Bancorp
We are registered as a bank holding company under the BHC Act and are subject to regulation and supervision by the Federal Reserve. The BHC Act, and the regulations promulgated by the Federal Reserve thereunder, require us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than 5% of the voting shares or substantially all the assets of any bank, thrift, bank holding company or thrift holding company, or merge or consolidate with another bank or thrift holding company. Further, under the BHC Act, our activities and those of any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, such as the Company.

Under the BHC Act, “control” is conclusively presumed to exist if a company acquires 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise based on the facts and circumstances even with ownership below 5.00% up to 24.99% ownership. On September 30, 2020, the Federal Reserve’s final rule revising the Federal Reserve’s regulations related to determinations of whether a company has “control” over another company, including a bank holding company or a bank, for purposes of the BHC Act, became effective. The final rule created a tiered system of non-control presumptions based upon the percentage of any class of voting securities held by an acquirer and the presence of other indicia of control, the final rule’s four categories of tiered presumptions of non-control, based upon the percentage of ownership of any class of voting securities held by an acquirer, are (i) less than 5%, (ii) 5% to 9.99%, (iii) 10% to 14.99%, and (iv) 15% to 24.99%. By codifying the non-control presumptions, the final rule provides greater transparency with respect to the total level of equity, representative directors, management interlocks, limiting contractual provisions and business relationships that would be permissible to the Federal Reserve in order to avoid a determination of control. The Federal Reserve’s final rule applies to control determinations under the BHC Act, but does not apply to the Change in Bank Control Act.

The Change in Bank Control Act provides that a person, which includes a natural person or entity, directly or indirectly, has “control” of a bank or bank holding company if it (i) owns, controls, or has the power to vote 25% or more of the voting securities of the bank or bank holding company, (ii) controls the election of directors, trustees, or general partners of the company, (iii) has a controlling influence over the management or policies of the company, or (iv) conditions in any manner the transfer of 25% or more of the voting securities of the company upon the transfer of 25% or more of the outstanding shares of any class of voting securities of another company. Accordingly, the Change in Bank Control Act requires that prior to the acquisition of any class of voting securities of a bank or bank holding company that prior notice to the Federal Reserve be provided, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold the power to vote 25% or more of any class of voting securities of the bank or bank holding company. A rebuttable presumption of control arises under the Change in Bank Control Act where a person (or persons acting in concert) controls 10% or more (but less than 25%) of a class of the voting securities of a bank or bank holding (i) which has registered securities under the Exchange Act, such as the Company, or (ii) no other person owns, controls, or holds the power to vote a greater percentage of any class of voting securities immediately after the transaction. The Federal Reserve Board may require an investor to enter into passivity and, if other companies are making similar investments, anti-association commitments.

The BHC Act was substantially amended by the Gramm-Leach-Bliley Act, or the GLBA, which, among other things, permits a “financial holding company” to engage in a broader range of nonbanking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, a bank holding company must certify that it and all depository institutions that it controls are both “well capitalized” and “well managed” (as defined by federal law), and that all subsidiary depository institutions have at least a “satisfactory” CRA rating. To date we have not elected to become a financial holding company and there are no current plans, to make such an election in the near future. If, however, there were a compelling reason to make such election in the future, the Company would consider making such election.

Index
There are several restrictions imposed on us by law and regulatory policy that are designed to minimize potential loss to depositors and to the DIF in the event that a subsidiary depository institution should become insolvent. For example, Federal Reserve policy historically required a bank holding company to serve as a source of financial and managerial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so in the absence of the rule. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. The Company must stand ready to use its available resources to provide adequate capital to the Bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The Federal Reserve also has the authority under the BHC Act to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As another example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. In addition, Federal Reserve’s Supervisory Letter SR 09-4 requires that a bank holding company consult with the Federal Reserve in advance of repurchases of stock if, as a result of such repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding at the beginning of the quarter in which the redemption or repurchase occurs. When informing Federal Reserve supervisory staff of redemptions and repurchases, including requests for approval of redemptions, a bank holding company may provide information either for a proposed transaction or for a number of transactions within a given quarter on its tier 1 capital composition. Such information would include the dollar amount and percentage breakdown of the bank holding company’s tier 1 capital components (i.e., common equity, perpetual preferred stock, and other tier 1 capital instruments), as well as its regulatory capital ratios, at the beginning of the previous quarter and most recent four-quarter period, as well as pro forma changes to its capital composition and ratios resulting from its proposed redemptions or repurchases. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Any capital loan by a bank holding company to a subsidiary depository institution is subordinate in right of payment to deposits and certain other indebtedness of the institution. In addition, in the event of the bank holding company’s bankruptcy, any commitment made by the bank holding company to a federal banking regulatory agency to maintain the capital of its subsidiary depository institution(s) will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act (the “FDIA”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution, such as the Bank, fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.

The ability of any bank holding company to acquire another bank holding company or bank is also significantly impacted by discretionary decisions of federal regulators, including political appointees, as to whether any proposed merger would be consistent with national financial institutions policies. Such views may have an impact on the ability of any bank holding company to complete a merger transaction as an acquiror, a target, or in a “merger of equals.” We are also subject to the regulation of the UDFI. Under Utah Code Ann. § 7-1-503, we are prohibited from issuing or offering to sell any security without approval from the UDFI.

Regulation of FinWise Bank
The Bank is a Utah state-chartered bank and the operations and investments of our Bank are subject to the supervision, examination, and reporting requirements of the UDFI and the FDIC. The UDFI supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The FDIC is the Bank’s primary federal regulatory agency. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. If, based on an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a Utah state-chartered bank, the Bank is authorized by statute, subject to certain limitations, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s customers. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks.

Index
Utah-chartered banks are required to pay supervisory assessments to the UDFI to fund its operations. The amount of the assessment paid by a Utah bank to the UDFI is calculated on an annual basis based on our average total assets for the prior year. During the year ended December 31, 2021, the Bank paid a de minimis assessment to the UDFI.

Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer has been phased-in over a four-year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.

Index
The Basel III minimum capital ratios, as applicable to the Company and the Bank, with the full capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk Based Capital (tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.00%	—%	4.00%
Common Equity Tier 1 Risk Based Capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment (net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”), as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends. Basel III became applicable to the Bank on January 1, 2015 and just recently to the Corporation due to the Corporation’s growth in excess of $3.0 billion in total consolidated assets. Overall, the Corporation believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

Index
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a five-year transition period.

Prompt Corrective Action
In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements set forth in the Basel III Final Rule. An institution is “undercapitalized” if it fails to meet the minimum capital requirements. An institution is “significantly undercapitalized” if any one of its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios falls below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), signed by President Trump on May 24, 2018, requires the federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8% to 10% for depository institutions and depository institution holding companies, including banks and bank holding companies, with less than $10 billion in total consolidated assets, such as the Company and the Bank. On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. On October 29, 2019, the federal banking agencies issued a final rule, which became effective on January 1, 2020, that implements the Community Bank Leverage Ratio framework. The Community Bank Leverage Ratio framework became available for banks to use beginning with their March 31, 2020 Call Reports (with flexibility for banking organizations to subsequently opt into or out of the Community Bank Leverage Ratio framework, as applicable). Under the final rule, if a qualifying community banking organization opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework, it would be deemed in compliance with all other capital and leverage requirements: (1) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the federal banking agencies’ “prompt corrective action” regime as described below; and (3) any other capital or leverage requirements to which the depository institution or holding company is subject, in each case, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile. In order to qualify for the Community Bank Leverage Ratio framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Section 4012 of the CARES Act required that the Community Bank Leverage Ratio be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower Community Bank Leverage Ratio effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% Community Bank Leverage Ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% Community Bank Leverage Ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

The Bank has elected to opt into the Community Bank Leverage Ratio framework.

Index
The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends and a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

An insured depository institution’s capital level may have consequences outside the prompt corrective action regime. For example, only well-capitalized institutions may accept brokered deposits without restrictions on rates, while adequately capitalized institutions must seek a waiver from the FDIC to accept such deposits and are subject to rate restrictions. Well-capitalized institutions may be eligible for expedited treatment of certain applications, an advantage not available to other institutions. As of December 31, 2021, the Bank was “well capitalized” according to the guidelines as generally discussed above. As a qualifying community banking organization that has opted in to the Community Bank Leverage Ratio framework, the Bank had a leverage ratio of 17.7% as of December 31, 2021.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

Transactions with Affiliates and Insiders
We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act (the “FRA”), and the Federal Reserve’s implementing Regulation W, as made applicable to state non-member banks such as the Bank by Section 18(j) of the FDIA, that limit the size, number and terms of the transactions that depository institutions may engage in with their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Under these provisions, covered transactions by a bank with nonbank affiliates (such as loans to or investments in an affiliate by the bank) must be on arms-length terms and generally be limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under

Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” to include derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions and an increase in the period of time during which collateral requirements regarding covered credit transactions must be satisfied. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s bank holding company parent and companies that are under common control with the bank. Accordingly, the Company is considered to be an affiliate of the Bank.

We are also subject to restrictions on extensions of credit to our executive officers, directors, shareholders who own more than 10% of our common stock, and their related interests. Specifically, loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of the Bank, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% stockholders or which is controlled by those executive officers, directors or 10% stockholders, are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s implementing Regulation O. Among other things, such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to such persons and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) and Regulation O identifies limited circumstances in which banks are permitted to extend credit to executive officers. Furthermore, we are prohibited from engaging in asset purchases or sales transactions with our officers, directors, or principal shareowners unless the transaction is on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the bank’s disinterested directors has approved the transaction.

Index
Indemnification payments to any director, officer or employee of either a bank or a bank holding company are subject to certain constraints imposed by the FDIC.

Incentive Compensation
Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and rewards in a manner that does not encourage imprudent risk taking, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the future. It presently cannot be determined whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators.

The agencies proposed initial regulations in April 2011 and proposed revised regulations during the second quarter of 2016 that would establish general qualitative requirements applicable to all covered entities. The proposed general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. As of this filing, the agencies have not finalized these proposed regulations.

In August 2015, the SEC adopted final rules implementing the pay ratio provisions of the Dodd-Frank Act by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. Under SEC guidance issued in September 2017, companies are able to use widely-recognized tests to determine who counts as an employee under the rule, use existing internal records such as payroll and tax information and describe the ratio as an estimate.  The rule does not apply to the Company while it is a smaller reporting company and emerging growth company.

Index
Deposit Insurance
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Deposit insurance is mandatory. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment amount. The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Tangible equity is defined in the assessment rule as Tier 1 Capital and is calculated monthly, unless the insured depository institution has less than $1 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The FDIC’s methodology for setting assessments for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The FDIC had until September 3, 2020 to meet the 1.35% reserve ratio target, but it announced in November 2018 that the DIF had reached 1.36%, exceeding the 1.35% reserve ratio target. Because the reserve ratio exceeded the targeted 1.35% by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank’s assessment credit as calculated by the FDIC was approximately $0 and was applied to the Bank’s September 2019 Quarterly Invoice for Deposit Insurance, and continued to be applied on a quarterly basis until it was exhausted on the Bank’s December 2019 Quarterly Invoice for Deposit Insurance. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the Covid-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule.

A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Regulatory Restrictions on Dividends
The Federal Reserve’s policy statement and supervisory guidance on the payment of cash dividends by a bank holding company, such as the Company, expresses the view that a bank holding company should generally pay cash dividends on common stock only to the extent that (1) the bank holding company’s net income available over the past year is sufficient to cover the cash dividend, (2) the rate of earnings retention is consistent with the organization’s expected future needs and financial condition, and (3) the minimum regulatory capital adequacy ratios are met. Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company.

In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, an ability to pay dividends depends on the ability of the Bank to pay dividends to us and the FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to us from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available therefor.

The Federal Reserve policy statement also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve Board or the FRB could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

Index
Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. On June 25, 2020, the Federal Reserve announced several capital assessment and related actions following its stress tests and sensitivity analyses to ensure large banks remain resilient despite the economic uncertainty related to the Covid-19 pandemic. Starting in the third quarter of 2020, the Federal Reserve is requiring large banks to preserve capital by suspending share repurchases, capping dividend payments, and limiting dividends based on recent income. The Federal Reserve is also requiring banks to re-evaluate their longer-term capital plans. Although these measures do not apply to the Company, the Company is monitoring the Federal Reserve’s evolving supervisory and regulatory responses to the Covid-19 pandemic in the event that similar supervisory expectations are imposed on banks with less than $10 billion in assets. It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our common stock.

The primary source of funds for the Company is dividends from the Bank. The Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. The Federal Reserve, the FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to us from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available therefor.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

Commercial Real Estate Concentration Guidelines
In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total non-owner-occupied CRE (including construction) loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk.

At December 31, 2021, the Bank’s ratio of construction loans to total capital was 20.0%, its ratio of total non-owner occupied commercial real estate loans to total capital ratio was 0.1%, and, therefore, was under the 100% and 300% regulatory guideline thresholds set forth in clauses (iii) and (iv) above. As a result, we are not deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines.

Currently, loans categorized as “high-volatility commercial real estate” loans, or HVCRE loans, are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

Index
The Regulatory Relief Act prohibits federal banking agencies from assigning heightened risk weights to HVCRE exposures, unless the exposures are classified as HVCRE acquisition, development, and construction loans. The Federal banking agencies issued a proposal in September 2017 to simplify the treatment of HVCRE and to create a new category of commercial real estate loans—“high-volatility acquisition, development or construction,” or HVADC exposures—with a lower risk weight of 130%. A significant difference between the Regulatory Relief Act and the agencies’ HVADC proposal arises from the Regulatory Relief Act’s preservation of the exemption for projects where the borrower has contributed at least 15% of the real property’s appraised “as completed” value.

Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.

On December 12, 2019, the OCC and the FDIC issued a joint proposal to revamp how the agencies will assess banks’ performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area to include geographies outside of a bank’s current assessment areas and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank’s presumptive CRA rating.

While the OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule, the FDIC did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the Covid-19 pandemic. Members of Congress and community groups have expressed hostility to the new OCC rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is impossible to predict the substance and timing of a revised CRA rule from the FDIC. As of the date of this Report, the FRB has not moved forward in the rulemaking process.  In July 2021, the FRB, FDIC, and the Office of the Comptroller of the Currency issued an interagency statement committing to joint agency action on CRA. This may signal that additional regulatory action on this issue will be forthcoming in 2022.

Bank Secrecy Act, Anti-Terrorism, Anti-Money Laundering Legislation and OFAC
The Bank is subject to the Bank Secrecy Act (the “BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering (“AML”) program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. AML rules and policies are developed by a bureau within the Financial Crimes Enforcement Network (“FinCEN”), but compliance by individual institutions is overseen by its primary federal regulator.

The Bank has established AML and customer identification programs that we believe satisfy regulatory requirements. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

The Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.

Index
FinCEN issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their BSA and AML policies that became effective in May 2018. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the “beneficial owner” (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the USA Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

The Bank has implemented policies and procedures to comply with the foregoing requirements. Failure of a financial institution to maintain and implement adequate AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Privacy and Data Security
Federal and state law contains extensive consumer privacy protection provisions. The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach.

Consumer privacy protection continues to be an area of focus for state legislatures. Several states, including California, have recently adopted consumer privacy protection laws that impose compliance obligations with respect to safeguarding personally identifiable information. The Company continues to monitor states in which it has a physical presence with respect to consumer privacy protection compliance obligations.

Other federal and state laws and regulations affect the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers.

Like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (the “FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bank.

Index
Cybersecurity
Federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

The GLBA contains limitations on financial institutions’ ability to disclose nonpublic personal information about a consumer to nonaffiliated third parties, and in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom financial institutions disclose such information. Additionally, the GLBA requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities and to safeguard personal customer information. The collection, use, and protection of the information we obtain from our services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. information with third parties for marketing purposes unless previously agreed to by the consumer.

To control cyber-security risk, we maintain active information security programs that are designed to conform with Federal Financial Institutions Examination Council guidance. These information security programs are aligned with our operational risks and are overseen by executive management, and our board of directors. These programs involve the assessment of risks, continual monitoring and review of threats, the evaluation of the effectiveness of controls to mitigate risks, and review of incident response plans for each identified threat. We also utilize cybersecurity insurance that protects against certain losses, expenses, and damages associated with cybersecurity risk.

In November 2021, the federal bank regulatory agencies issued a joint rule establishing “computer security incident” notification requirements for banking organizations and their service providers. This rule requires us to notify the FDIC of any significant computer security incident. A notification incident is defined as a computer security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption. FDIC-supervised banking organizations, including the Bank, will be required to notify the FDIC as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident that rises to the level of a notification incident has occurred. The final rule takes effect on April 1, 2022, with full compliance extended to May 1, 2022.

The Consumer Financial Protection Bureau
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, nonbanks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market sectors not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Index
Mortgage Loan Origination
The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.

The Regulatory Relief Act provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the “ability to repay” requirement. To qualify for this, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.

The Regulatory Relief Act directs Federal banking agencies to issue regulations exempting certain insured depository institutions and insured credit unions with assets of $10 billion or less from the requirement to establish escrow accounts for certain residential mortgage loans.

Insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years are exempt from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act, or HMDA, provided they have received certain minimum CRA ratings in their most recent examinations.

The Regulatory Relief Act also directs the OCC to conduct a study assessing the effect of the exemption described above on the amount of HMDA data available at the national and local level.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (“ABS”) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages, or QRMs, and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. For purposes of residential mortgage securitizations, the Risk Retention Rule took effect on December 24, 2015. For all other securitizations, the rule took effect on December 24, 2016.

Short-Term, Small-Dollar Installment Lending
On July 22, 2020, the CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (“Small Dollar Rule”). The Small Dollar Rule became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, no lenders are required to comply until either November 19, 2020 or until the court in litigation challenging the Small Dollar Rule lifts its stay of the compliance date.

The federal banking agencies also issued interagency guidance on May 20, 2020 to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes.

Examination Guidance for Third-Party Lending
On July 29, 2016, the FDIC issued revised examination guidance related to third-party lending relationships (e.g., lending arrangements that rely on a third party to perform a significant aspect of the lending process). This guidance generally requires that financial institutions, including the Bank, ensure that risks related to such third-party lending relationships are evaluated, including the type of lending activity, the complexity of the lending program, the projected and realized volume created by the relationship, and the number of third-party lending relationships the institution has in place.

Index
The Volcker Rule
On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

The Reulatory Relief Act eases certain Volcker Rule restrictions on all bank entities, regardless of size, for simply sharing a name with hedge funds and private equity funds they organize. While we would be exempt from the prohibition on proprietary trading pursuant to the Regulatory Relief Act, currently, the Company does not have any ownership interest in, or relationships with, hedge funds or private equity funds, or covered funds, or engage in any activities that would have previously subjected it to the Volcker Rule.

Other Provisions of the Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•
requires bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well managed and well capitalized;

•
eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•	repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

Federal Home Loan Bank Membership
The Bank is a member of the FHLB. Each member of the FHLB is required to maintain a minimum investment in the Class B stock of the FHLB. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLB depends entirely upon the occurrence of a future event, we presently are unable to determine the extent of future required potential payments to the FHLB. Additionally, if a member financial institution fails, the right of the FHLB to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.

Other Laws and Regulations
Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

Index
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;

•
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;

•	Rules and regulations established by the National Flood Insurance Program;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.

We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.

Enforcement Powers
The federal regulatory agencies have substantial penalties available to use against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices.

The Financial Institution Reform Recovery and Enforcement Act provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

The UDFI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Index
Government and Regulatory Response to the Covid-19 Pandemic
The onset of the Covid-19 pandemic in the United States has in certain respects, at least temporarily, impacted the Company’s operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the Covid-19 pandemic in order to meet the borrowers’ financial needs. Guidance published by the Federal Reserve encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the Covid-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower’s financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. In addition, the agencies temporarily suspended examination activity in the second quarter of 2020 to allow banking organization to focus on the needs of their customers and revised examination guidance to require examiners to consider, in conducting supervisory assessments, whether banking organizations have taken appropriate actions in response to the stress caused by the Covid-19 pandemic and managed associated risk appropriately. Consistent with the regulators’ guidance, the Company has and continues to work with its customers during the Covid-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers requiring assistance.

In response to the Covid-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. Notable developments not otherwise discussed above include the following.

•
On March 15, 2020, the Federal Reserve issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the Covid-19 pandemic. The following day, the Federal Reserve issued a statement encouraging banks to access the Federal Reserve’s discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers.

•
The Bank is also typically required by the Federal Reserve to maintain in reserves certain amounts of vault cash and/or deposits with the Federal Reserve, however, in response to the Covid-19 pandemic, this requirement has been eliminated until further notice.

•
Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to Covid-19 from treatment as a TDR for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act, 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to Covid-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the Covid-19 pandemic, see the discussion below under “Management's Discussion and Analysis of Financial Condition and Results of Operations Covid-19 Pandemic.”

Available Information

The Company maintains an internet site at www.finwisebancorp.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Report is not part of, or incorporated by reference into, this Report and should not be relied upon in determining whether to make an investment decision.

Item 1A.	RISK FACTORS

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  See “Cautionary Note Regarding Forward-Looking Statements.”

Index
Risk Factor Summary

Our business, financial condition and results of operations are subject to a number of substantial risks and uncertainties. These risks are discussed more fully in this “Item 1A. Risk Factors.” Some of these risks include the following:

•	the impact and extent of the ongoing Covid-19 pandemic (including the emergence of any new variants thereof) and the response of governmental authorities to the Covid-19 pandemic;

•
operational and strategic risks, including the risk that we may not be able to implement our growth strategy and risks related to cybersecurity breaches and system failures, our continued ability to establish relationships with Strategic Program service providers, and the possible loss of key members of our senior leadership team;

•
credit risks, including risks related to the significance of SBA 7(a), Strategic Programs and construction loans in our portfolio, our relationship with BFG, our ability to effectively manage our credit risk and the potential deterioration of the business and economic conditions in our markets;

•	liquidity and funding risks, including the risk that we will not be able to meet our obligations due to risks relating to our funding sources;

•
market and interest rate risks, including risks related to interest rate fluctuations and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve;

•	third-party risk, including risks that we may be unable to maintain or increase loan originations facilitated through our Strategic Programs;

•
reputational risks, including the risk that we may be subject to negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our lending products or distribution channels;

•	legislative, regulatory, legal, and reputational risks related to our Strategic Programs, including those relating to our small dollar lending program;

•	reversal of regulatory pronouncements that provided clarity for Strategic Programs on “true lender” rules;

•	legal, accounting and compliance risks, including risks related to the extensive state and federal regulation under which we operate and changes in such regulations;

•	changes in the regulatory oversight environment impacting our Strategic Programs or non-compliance of federal and state consumer protection laws by our Strategic Program service providers; and

•	investment risks, including volatility in the trading of our common stock and limitations on our ability to pay dividends.

Risks Related to Cybersecurity and Technology

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Further, the technology created by and relied upon by us, including FinView™, may not function properly, or at all, which may have a material impact on our operations and financial conditions. The importance of our on-line banking systems to the Company’s operations means that any problems in its functionality would have a material adverse effect on the Company’s operations, business model and growth strategy.

Our operations are also dependent upon our ability to protect our computer systems and network infrastructure against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We could also become the target of various cyberattacks. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as acts of cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a system breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.

In response to the Covid-19 pandemic, we have implemented remote working and workplace protocols for our employees in accordance with government requirements. Working outside of our network protection may increase our risk exposure to cybersecurity breaches. An increase in the number of employees working offsite may correspond to an increase in the size of our risk exposure to cyber disruptions. The extent of the impact of the Covid-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will continue to depend on future developments, including the duration and severity of the pandemic and any additional variants thereof and the impacts of reopening, including possible additional waves, which are uncertain and cannot be predicted.

Despite the implementation of security measures, our internal computer systems and those of our Strategic Program platforms, and other contractors and consultants as well as third party vendors of IT and data security systems and services, are vulnerable to damage and interruptions from security breaches, computer viruses, fraud and similar incidents involving the loss or unauthorized access of confidential information.

We cannot be sure that our continued data protection efforts and investment in information technology will prevent future significant breakdowns, data leakages, breaches in our systems or the systems of our third party contractors and collaborators, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed.

We may not have the resources to keep pace with rapid technological changes in the industry or implement new technology effectively.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Index
Our operations could be interrupted if our third-party service providers or Strategic Program service providers experience operational or other systems difficulties or terminate their services.

We outsource some of our operational activities to third parties and counterparties for certain services, including, but not limited to, loan marketing and origination, core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. We also leverage the financial technology capabilities of our Strategic Program service providers to meet our enterprise risk framework and enable us to realize operating efficiencies.

As a result, if these third-party service providers or our Strategic Program service providers experience difficulties, are subject to cybersecurity breaches, or terminate their services, and we are unable to replace them with other service providers or alternative counterparties, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period, our business, financial condition and results of operations could be adversely affected. Even if we can replace third-party service providers or Strategic Program service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Banking Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in interest earning deposits in other banks and securities, are sensitive to general business and economic conditions in the United States. We solicit deposits and originate loans throughout the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects. In addition, decreases in real estate values within our service areas caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in economic conditions could drive the level of loan losses beyond the level we have provided for in our ALL, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital. These factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military action between Russia and Ukraine, terrorism or other geopolitical events.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole, including the impact of new COVID-19 variants. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if new COVID-19 variants spread and adversely impact economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in this Report will be heightened.

Index
Our commercial and consumer banking clients who participate in our real estate lending program and SBA 7(a) lending program are concentrated in certain geographic areas and we are sensitive to adverse changes in those regional economies.

The success of our real estate lending programs depends substantially upon the general economic conditions in Utah, which we cannot predict with certainty. Adverse conditions in the local Utah economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of borrowers participating in our real estate lending program to repay their loans, which could impact our net interest income. In addition, our borrowers who participate in our SBA 7(a) lending program span across multiple states, with a focus in New York and New Jersey. As in the case with Utah, we similarly cannot foresee or control the economic conditions in such states. A downturn in these regional economies generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses. For these reasons, any national, regional or local economic downturn that affects our service regions, or existing or prospective borrowers in such regions, could have a material adverse effect on our real estate and SBA 7(a) lending and the business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets and product lines. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies and other financial institutions operating both within our market areas and nationally, and in respect of our financial technology initiative we also compete with other entities in the financial technology industry, including a limited number of other banks that have developed strategic programs similar to our Strategic Programs.

Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business.  Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, closing, servicing and liquidation, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. If the overall economic climate in the United States generally, or in any of our markets specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of delinquencies, nonperforming loans, and charge-offs could rise and require significant additional provisions for loan losses.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our ALL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Our ALL may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an ALL that represents management’s judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our ALL is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our ALL. If we are required to materially increase the level of our ALL for any reason, such increase could have an adverse effect on our business, financial condition and results of operations.

Index
New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or pilot programs or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to certain risks in connection with growing through mergers and acquisitions.

It is possible that we could acquire other banking institutions, other financial services companies, banking and servicing platforms, or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share and/or our earnings per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Furthermore, mergers and acquisitions involve a number of risks and challenges, including our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations, as well as the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. We are an approved participant in the SBA Preferred Lenders Program (“PLP”). As an SBA Preferred Lender, we are able to offer SBA loans to our clients without being subject to the potentially lengthy SBA approval process for application, servicing or liquidation actions necessary for lenders that are not SBA Preferred Lenders. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our financial results.  Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs, may have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us.

As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the SBA 7(a) program, such as its funding or eligibility requirements, may have an adverse effect on our prospects, financial condition and results of operations. Even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. Furthermore, when we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

Index
Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

We rely on BFG for loan referrals associated with our SBA 7(a) lending program, any disruption of that relationship may adversely impact our SBA lending business.

BFG is a nationally significant referral source of small business loans. BFG has been the primary source of SBA loan referrals for the Bank since the Bank began its SBA lending program in 2014. BFG referred 96.9% of the Bank’s SBA 7(a) loan originations for the year ended December 31, 2021. This relationship has permitted the Bank to focus on the development of underwriting, processing and servicing expertise for SBA 7(a) loans. Any disruption of our relationship with BFG or reduction in SBA 7(a) loan referrals could materially adversely impact our business, financial condition, results of operation and growth plans.

Because a significant portion of our loan portfolio held-for-investment within our local lending program and SBA 7(a) lending program is secured by real estate, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2021, approximately $29.5 million, or 14.4%, of our total gross loans held-for-investment were loans with real estate as a primary or secondary component of collateral. We also have approximately $134.6 million, or 65.7%, of our total gross loans held-for-investment in SBA loans that are secured with real estate as a component of collateral as of December 31, 2021. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed business and personal property may not accurately describe the net value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property which may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and business and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our ALL may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

In the case of defaults on loans secured by real estate, we may be forced to foreclose on the collateral, subjecting us to the costs and potential risks associated with the ownership of the real property, or consumer protection initiatives or changes in state or federal law that may substantially raise the cost of foreclosure or prevent us from foreclosing at all.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property for some period, in which case we would be exposed to the risks inherent in the ownership of real estate. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, consumer protection initiatives, including those related to Covid-19, or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. Some states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws could have a material adverse effect on our business, financial condition and results of operation. Additionally, courts may be closed due to Covid-19 and once opened, may experience a backlog of activity that delays our foreclosure efforts.

Index
We may not be able to protect our intellectual property rights, and may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

Our origination of construction loans exposes us to increased lending risks.

We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. As of December 31, 2021, we had approximately $23.1 million of construction loans, which represents approximately 11.3% of our total gross loan portfolio held-for-investment. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.

Small- to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse effect on the business and its ability to repay its loan. If our borrowers are unable to repay their loans, our business, financial condition and results of operations could be adversely affected.

Index
Our concentration of large loans to a limited number of borrowers may increase our credit risk.

As of December 31, 2021, our 10 largest borrowing relationships accounted for approximately 18.8% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our ALL could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations and adversely impact our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations.

Our most important source of funds is deposits. As of December 31, 2021, approximately $110.5 million, or 43.9%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. If the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect us in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balance is typically required to at least equal the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. In the event that a loan purchaser defaults on its obligation under the Strategic Program agreements and the reserve deposit account balance is lower than the loans held-for-sale, the Bank may not be able to withdraw sufficient amount from the reserve deposit account to fulfill loan purchaser obligations and our liquidity may be adversely impacted.

We also may borrow funds from third-party lenders, such as other financial institutions. We currently utilize three secured lines of credit provided by the FHLB, PPPLF and the Federal Reserve and two unsecured lines of credit provided by Bankers Bank of the West and Zions Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We have a concentration of deposit accounts with our Strategic Program service providers that is a material source of our funding, and the loss of these deposits or default on letters of credit by these Strategic Program service providers could force us to fund our business through more expensive and less stable sources.

As of December 31, 2021, approximately $101.5 million, or approximately 40.3%, of our total deposits consisted of deposit accounts of our Strategic Program service providers. Generally, the terms of our Strategic Programs require each Strategic Program service provider or purchasing entity to establish a reserve deposit account with the Bank in an amount at least equal to the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. This requirement is intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. Depending on the strength of the relationship between the Bank and our Strategic Program service providers, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program service providers have opened operating deposit accounts at the Bank. If a Strategic Program service provider defaults on its letter of credit or we experience additional unanticipated fluctuations in our Strategic Program deposit levels, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources, which could have an adverse effect on our business, financial condition and results of operations.

Index
If we are unable to attract additional merchants and retain and grow our existing merchant relationships, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Our continued success is dependent, in part, on our ability to expand our merchant base and to grow our POS lending revenue. In addition, having a diversified mix of merchant relationships is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. If we fail to retain any of our merchant relationships, if we do not acquire new merchant relationships, if we do not continually expand revenue and volume from the merchant relationships, or if we do not attract and retain a diverse mix of merchant relationships, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

We are subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.

Most of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and in a timely manner, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

We invest a portion of our total assets (3.0% as of December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. As of December 31, 2021, all securities were classified as held-for-investment. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Index
We are subject to certain operational risks, including, but not limited to, customer, employee or third-party fraud.

Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms that do not comply with our general underwriting standards. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer, which could adversely affect our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. If any of our executive officers, other key personnel or directors leaves us or our Bank, our financial condition and results of operations may suffer because of his or her skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified personnel to replace him or her.

Negative public opinion regarding the Company or failure to maintain our reputation within the industries we serve and across our product lines could adversely affect our business and prevent us from growing our business.

If our reputation is negatively affected by the actions of our employees or otherwise, including because of a successful cyberattack against us or other unauthorized release or loss of customer information, we may be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and results of operations could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our expansion strategy, which could further adversely affect our business, financial condition and results of operations.

In addition, negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our lending products or channels, including auto loans, construction loans, SBA loans, point-of-sale financing, or our Strategic Programs in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our lending products, channels or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through us or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our services, which could harm our reputation and cause disruptions to our business. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through us or to make payments on their loans. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Index
We may not be able to raise the additional capital needed, in absolute terms or on terms acceptable to us, to fund our growth strategy in the future if we continue to grow at our current pace.

We believe that we have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Any such events could have a material adverse effect on our business, financial condition and results of operations.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could adversely affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to make acquisitions, and our business, results of operations and financial condition.

Risks Related to Regulation

We are subject to regulation, which increases the cost and expense of regulatory compliance and therefore reduces our net income and may restrict our growth and ability to acquire other financial institutions.

As a bank holding company under federal law, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHC Act, places certain restrictions on the activities that are deemed permissible for bank holding companies to engage in. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals.

As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, as well as increase its capital levels, which would likely adversely affect our results of operations. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, commercial customers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our common stock. Particularly as a result of any changes in the regulations and regulatory agencies under the Dodd-Frank Act, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our results of operations and financial condition.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied, including the Dodd-Frank Act and the Regulatory Relief Act. These and other changes are more fully discussed under “Supervision and Regulation.” Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

Index
Due to Section 162(m) of the Internal Revenue Code (the “Code”), we may not be able to deduct all of the compensation of some executives, including executives of companies we may acquire in the future.

Section 162(m) of the Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. As a consequence, Section 162(m) of the Code will limit the deductibility of compensation to our covered employees to $1 million beginning with the year ending December 31, 2021. Pursuant to Treasury regulations that were finalized on December 18, 2020, the definition of “covered employees” generally includes anyone who served as the chief executive officer or chief financial officer at any time during the taxable year; the three highest compensated executive officers (other than the chief executive officer or the chief financial officer), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if FinWise Bancorp acquires one or more publicly held corporations in the future.

Notably, under the American Rescue Plan Act of 2021, or the ARPA, which was signed into law on March 11, 2021, for tax years beginning after December 31, 2026, the definition of “covered employees” will be expanded to include FinWise Bancorp’s next five highest paid employees (in addition to those currently included in the definition as described above).

As a result of the foregoing, under present law, we may not be able to deduct all of the compensation paid in 2021 and future years where FinWise Bancorp qualifies as a “publicly held corporation.” Losing deductions under Section 162(m) of the Code could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of our stock.

Because of the Dodd-Frank Act and related rulemaking, the Company is subject to more stringent capital requirements.

The Bank’s failure to maintain the minimum leverage ratio under the Community Bank Leverage Ratio framework under the Regulatory Relief Act could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition. See “Supervision and Regulation—Capital Adequacy Guidelines.”

Federal and state banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any regulatory actions, if any, could adversely impact us.

As part of the bank regulatory process, the Federal Reserve, the FDIC and the Utah Department of Financial Institutions (the “UDFI”), periodically conduct examinations of our business, including compliance with laws and regulations. If, based on an examination, the UDFI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company or its management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation would likely be adversely affected.

Financial institutions, such as the Bank, face risks of noncompliance and enforcement actions related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. To administer the Bank Secrecy Act, FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and the IRS. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

Our compliance with the anti-money laundering laws is in part dependent on our ability to adequately screen and monitor our customers for their compliance with these laws. We have developed policies and procedures to screen and monitor these customers. To comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the inability to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

Index
We are subject to anticorruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and we may be subject to other anti-corruption laws, as well as anti-money laundering and sanctions laws and other laws governing our operations, to the extent our business expands to non-U.S. jurisdictions. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.

We continue to pursue deposit sourcing opportunities outside of the United States. We are currently subject to anti-corruption laws, including the FCPA. The FCPA and other applicable anti-corruption laws generally prohibit us, our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain other business advantages. We may also participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other jurisdictions’ anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA. If we are not in compliance with the FCPA or other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition and results of operations. Similarly, any investigation of any potential violations of the FCPA or other anti-corruption laws by authorities in the United States or other jurisdictions where we conduct business could also have an adverse impact on our reputation, business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous laws and regulations, designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws or regulations could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product, or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

A successful regulatory challenge to an institution’s performance under the CRA, fair lending or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.

Index
We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage “predatory” lending practices. The U.S. Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Military Lending Act limits the interest rate that can be charged to active-duty servicemembers and their dependents. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages or other loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

Regulatory agencies and consumer advocacy groups have asserted claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as FHA and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to facially-neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, have focused greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs may continue to apply it to both FHA and ECOA in the context of mortgage lending and servicing. To the extent that the “disparate impact” theory continues to apply, we are faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

In addition to reputational harm, violations of FHA and ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation—Deposit Insurance.” Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Index
Risks Relating to Our Strategic Programs

The Bank and our Strategic Program service providers are subject to borrower protection laws and federal and state consumer protection laws and may be subject to public criticism by consumer advocacy groups.

The Bank and our Strategic Program service providers must comply with a variety of laws and regulations, including those applicable to consumer credit transactions, various aspects of which are untested as applied to a marketplace. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination and servicing of loans facilitated through our Strategic Programs. In particular, our Strategic Program service providers may be subject to laws, including but not limited to Section 5 of the Federal Trade Commission Act, the Truth-in-Lending Act, the Fair Credit Reporting Act, Fair Debt Collection Practices Act, Telephone Consumer Protection Act and other federal, state and municipal consumer protection laws and regulations that impose requirements related to, among other things, fair lending, loan disclosures and terms, credit discrimination, credit reporting, debt servicing and collection, communications and unfair or deceptive business practices. Such laws related to credit reporting, debt servicing and collection, communications and unfair or deceptive business practices may be of particular relevance while the Bank is the holder of a consumer credit transaction; the time period of such status as the holder may vary.

Our Strategic Program service providers may not always have been, may not always be, and may be subject to legal proceedings alleging that they are not in full compliance with these laws. Compliance with these laws is costly, time-consuming and limits operational flexibility. In addition, both we and our Strategic Program service providers may be criticized by third party consumer advocacy groups regarding compliance with fair lending or consumer lending laws and regulations, which may result in negative publicity of our Strategic Program service providers and the Bank. Non-compliance or alleged non-compliance could subject a Strategic Program service provider, and/or the Bank, to damages, revocation of required licenses, arbitration, lawsuits (including class action lawsuits), enforcement actions, increased regulatory scrutiny of the Bank’s internal controls and oversight of our third-party vendor risk management, penalties, termination of our relationship with a Strategic Program service provider, injunctions which require the cessation or curtailment of a Strategic Program or operation by the Bank, rescission rights held by investors in securities offerings and civil and criminal liability.

Any of these actions may harm the Bank and/or our Strategic Program service providers, and may result in, among other penalties, borrowers rescinding their loans, imposition of financial penalties against the Bank and/or our Strategic Program service providers, and/or injunctive relief against the Bank and/or our Strategic Program service providers requiring the Bank and/or our Strategic Program service providers to cease or curtail certain operations. If any of the Strategic Program service providers with which we do business suffers any of these consequences, we may be forced to create new relationships with Strategic Program service providers, which if not formed, could have an adverse effect on our growth strategy, business, results of operation and financial condition. Additionally, the Bank may suffer economic penalties and consequences as a result of a financial penalty or damages or injunctive relief. If the Bank and/or any of the Strategic Program service providers with which we do business suffers any of these consequences, the Bank may not be able to recover economic damages and/or costs the Bank incurs from the Strategic Program service provider, whether under an indemnification right or other action against the service provider. The foregoing could adversely affect our growth, business prospects, financial condition and results of operations.

The Bank and our Strategic Program service providers may be subject to consumer arbitration or litigation regardless of whether the claims have merit. Given the wide variety of state and federal consumer financial protection laws, consumer claims are a regular and ordinary component of any consumer lending and servicing business. The Bank and our Strategic Program service providers may face consumer claims (including class action claims) under state or federal laws governing fair debt collection, fair credit reporting, electronic funds transfers, truth in lending, unfair or deceptive acts or practices, telecommunications, or other consumer protection laws. The Bank or our Strategic Program service providers may be required to defend against such consumer claims in court or through arbitration. The litigation risks attendant in defending against these claims, which we intend to do vigorously, may include increased legal fees, related costs and expenses, and reputational harm. Because litigation risk is generally unpredictable, we cannot estimate the amount of damages (if any) that might be awarded in any case, foresee other forms of relief a competent tribunal may impose, or otherwise predict the impact of consumer claims on the Bank’s or any Strategic Program service provider’s operations or revenue.

If we are unable to maintain our relationships with our Strategic Program service providers, our business will suffer.

A significant portion of our loan origination is conducted through our Strategic Programs. Approximately $55.1 million, or 68.0% of our total revenues for the year ended December 31, 2021, were generated through our Strategic Programs. Our agreements with service providers to the Strategic Programs are non-exclusive and do not prohibit the service providers from working with our competitors upon payment of a fee or from offering competing services. In addition, the Strategic Program service providers may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume and revenue. Although we have taken steps to secure relationships with our Strategic Program service providers and key third-party relationships, we could in the future have disagreements or disputes with our Strategic Program service providers, which could negatively impact or threaten our relationship.

Furthermore, our agreements with third-parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank’s operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement.

Index
Inadequate oversight of our relationships with our Strategic Program service providers and POS merchants could result in regulatory actions against the Bank, which could adversely affect our business, financial condition and result of operations.

The FDIC has issued guidance outlining the expectations for third-party service provider oversight and monitoring by financial institutions. The federal banking agencies, including the FDIC, have also issued enforcement actions against financial institutions for failure in oversight of third-party providers and violations of federal banking law by such providers when performing services for financial institutions. Our failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against the Bank. Furthermore, our regulators could require us to terminate certain relationships with our Strategic Program service providers or POS merchants or restrict our ability to form new relationships with other Strategic Program service providers or POS merchants, either of which could result in a decrease in our loan originations, which in turn could adversely affect our growth, business prospects, financial condition and results of operations.

The regulatory framework for Strategic Programs is evolving and uncertain as federal and state governments consider new laws to regulate online marketplaces such as ours. New laws and regulations, including taxes on services provided through Strategic Programs, as well as continued uncertainty regarding potential new laws or regulations, may negatively affect our business.

The regulatory framework for our Strategic Programs is evolving and uncertain. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be amended, removed or interpreted in new ways, that would affect the operation of our Strategic Program service providers and the way in which they interact with borrowers and investors.

Recognizing the growth in online marketplaces, in July 2015 the Treasury issued a request for information to study the marketplace lending industry, which led to the release of a Treasury white paper on May 10, 2016, on the online marketplace lending industry. The white paper included several recommendations to the federal government and private sector participants in order to encourage safe growth and access to credit. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations of marketplace lenders going forward.

If the loans originated through a marketplace were found to violate a state’s usury laws and/or the Strategic Program’s service providers were determined to be the “true lender” of loans originated on their marketplaces we and our Strategic Program service providers may have to alter our business models and, consequently, our reputation, financial condition and results of operation could be harmed.

The interest rates that are charged to borrowers and that form the basis of payments to investors through marketplaces are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. Certain states have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by the Bank through certain Strategic Programs. If the laws of such jurisdictions were found to apply to the loans originated by the Bank through a marketplace, those loans could be in violation of such laws or it could impact the ability to sell such loans to investors. Approximately $28.8 million, or 35.5% of our total revenues for the year ended December 31, 2021, were generated from Strategic Programs with annual interest rates above 36%.

There has been (and will likely continue to be) litigation challenging lending arrangements where a bank or other third-party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination and servicing of a loan. If a borrower or regulator were to successfully bring claims against a Strategic Program service provider for violations of state consumer lending laws, including usury and licensing requirements, the Strategic Program service provider could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors. Our Strategic Program service providers might decide to, among other actions, limit the maximum interest rate and terms on certain loans facilitated through the Strategic Program service provider’s platform, might decide to not offer certain products, might decide to not offer products in certain geographic locations, and might decide to originate loans under the provider’s own state-specific licenses, to obtain a bank charter, or originate loan products in partnership with another financial institution. These actions may substantially reduce a Strategic Program service provider’s operating efficiency and/or attractiveness to investors, possibly resulting in a decline in operating results for the service provider, which could in turn adversely affect our business, financial condition and results of operations. Furthermore, if the Bank were not deemed to be the “true lender,” then the Bank and our Strategic Program service provider could be subject to claims by borrowers, as well as enforcement actions by regulators.

Index
Furthermore, if a borrower or regulator were to successfully bring claims against a Strategic Program service provider and/or the Bank for violations of state consumer lending laws the Strategic Program service provider and/or the Bank could be subjected to damages, revocation of required licenses, individual and class action lawsuits, enforcement actions, penalties, injunctions which require the cessation or curtailment of a Strategic Program or operation by the Bank, rescission rights held by investors in securities offerings and civil and criminal liability. These actions could possibly result in a decline in operating results for the Strategic Partner and/or the Bank, which could in turn adversely affect our business, financial condition and results of operations.

On May 25, 2020, the Office of the Comptroller of the Currency (the “OCC”) issued a final rule reaffirming the enforceability of the interest rate terms of national banks’ loans following their sale, assignment, or transfer. The FDIC followed suit with a final rule on June 25, 2020, that similarly reaffirmed the enforceability of the interest rate terms of loans made by state-chartered banks and insured branches of foreign banks (collectively, state banks) following the sale, assignment, or transfer of a loan. The rules also provide that whether interest on a loan is permissible is determined at the time the loan is made, and is not affected by a change in state law, a change in the relevant commercial paper rate, or the sale, assignment, or other transfer of the loan. These rules have been challenged by state attorneys general. On May 11, 2021, the U.S. Senate voted 52-47 to repeal the “true lender” rule adopted by the OCC. On June 24, 2021, the U.S. Senate resolution was passed by the U.S. House of Representatives by a vote of 218 to 208. On June 30, 2021, President Biden signed a joint resolution to revoke the OCC’s true lender rule. Repeal of the OCC rule is expected to create uncertainty regarding whether state or federal laws apply to the Bank’s loans originated in the marketplace with the assistance of our Strategic Program service providers.

Several states have also adopted legislation that impacts our Strategic Programs. In 2021, Illinois and Maine have enacted laws that regulate any person who holds, acquires, or maintains, directly or indirectly, the predominant economic interest in a loan originated by an otherwise-exempt entity like a bank. These laws also apply to any person or entity who markets, brokers, arranges, or facilitates a loan and holds the right, requirement, or first right of refusal to purchase loans, receivables, or interests in the loans. These licensing schemes, which may apply to our Strategic Programs, also impose interest-rate caps that are lower than the interest rates permitted under Utah law. These and other matters could potentially impact a Strategic Program’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes. In addition, these matters could subject us to increased litigation risk, which could have a material and adverse impact on our reputation and business. We continue to assess the impact of these final rules on our business and our Strategic Programs.

Fraudulent activity associated with a Strategic Program service provider could negatively impact operating results, brand and reputation and cause the use of a Strategic Program’s loan products and services to decrease and its fraud losses to increase.

Our Strategic Program service providers are subject to the risk of fraudulent activity associated with the handling or borrower and investor information by its marketplace, issuing banks, borrowers, investors and third parties. A company’s resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact a company’s operating results, brand and reputation and lead it to take steps to reduce fraud risk, which could increase its costs and, consequently, adversely affect our business, financial condition and results of operations.

Risks Related to Potential Strategic Transactions

We may pursue strategic acquisitions in the future, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions, financial service companies and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following:

•	difficulty in estimating the value of any target company;

•
investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;

•	the time, expense and difficulty of integrating the operations and personnel of any combined businesses;

•	unexpected asset quality problems with acquired companies;

Index
•	inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to any target institution or assets;

•	risks of impairment to goodwill or other-than-temporary impairment of investment securities;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business;

•	maintaining adequate regulatory capital; and

•	loss of key employees, key customers or key business counterparties following our investment or acquisition.

We may not be successful in overcoming these risks or other problems encountered in connection with potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Additionally, if we record goodwill in connection with any acquisition, our business, financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

We have entered into, and expect to continue to enter into, joint venture, strategic collaboration, teaming and other business arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

We have entered into, and expect to continue to enter into, significant joint venture, strategic collaboration, teaming and other arrangements, including our Strategic Programs we have established with various third-party consumer and commercial loan origination platforms. These activities involve risks and uncertainties, including the risk of the joint venture or applicable Strategic Program platform failing to satisfy its obligations, which may result in certain liabilities to us for any related commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our business collaborations and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. In addition, in these joint ventures, strategic collaborations and alliances, we may have certain overlapping control over the operation of the assets and businesses. As a result, such joint ventures, strategic collaborations and alliances may involve risks such as the possibility that a counterparty in a business arrangement might become bankrupt, be unable to meet its contractual obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our business partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third party could expose us to claims for damages, financial penalties, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations. A failure of our business relationships could have a material adverse effect on our business and results of operations.

Acquisitions and strategic collaborations may never materialize.

We intend to explore a variety of acquisitions and strategic collaborations with our existing Strategic Program service providers or other third parties, and related businesses in various states. We are likely to face significant competition in seeking appropriate acquisitions or strategic collaborators, and these acquisitions and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate acquisitions and strategic collaborations on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such acquisitions or strategic collaborations due to the numerous risks and uncertainties associated with them.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, most of which are outside of our control.

Index
The stock market and the market for financial institution stocks has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Our executive management and board of directors have significant control over our business.

As of December 31, 2021, our directors and executive officers beneficially owned an aggregate of 3,233,718 shares, or approximately 24.2% of our issued and outstanding common stock. Consequently, our executive management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We are an emerging growth company and smaller reporting company, and the reduced regulatory and reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding shareholder advisory votes on executive compensation or golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations.
We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.07 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in Rule 12b-2 in the Exchange Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to provide an auditor attestation of our internal control over financial reporting and reduced disclosure regarding our executive compensation arrangements in our periodic reports and proxy statements. Investors may find our common stock less attractive because we intend to rely on certain of these exemptions, which may result in a less active trading market and increased volatility in our stock price.

Provisions in our governing documents and Utah law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

Our Articles and our Amended and Restated Bylaws (the “Bylaws”) may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our board of directors or management. Our governing documents and Utah law include provisions that provide for, among other things, a staggered board, and limitations on the ability of shareholders to call a special meeting of shareholders, which can make minority shareholder representation on our board of directors more difficult to establish. In addition, Utah corporate statutes contain provisions designed to protect Utah corporations and employees from the adverse effects of hostile corporate takeovers. These statutory provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors and may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board of directors, to affect its policies generally and to benefit from actions that are opposed by the current board.

Index
Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay or prevent an acquisition. Because the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and we are a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations generally prohibit any person or company from acquiring control of the Company or, indirectly, the Bank, without prior written approval of the FDIC or the commissioner of the UDFI, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of our voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, an investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power to vote 20% or more of any class of our voting securities by an individual or to vote more than 10% of any class of our voting securities by a person other than an individual. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

Our Articles and Bylaws contain an exclusive forum provision that limits the judicial forums where our shareholders may initiate derivative actions and certain other legal proceedings against us and our directors and officers.

Our Articles and Bylaws provide that the United States District Court for the District of Utah and any Utah state court sitting in Salt Lake County, Utah will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to the Company or the Company’s shareholders, (c) any action asserting a claim against us or any of our directors or officers arising pursuant to the Utah Revised Business Corporation Act, our Articles, or our Bylaws, or (d) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine. The choice of forum provision in our Articles and Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our Articles and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Our common stock is not an insured deposit and is subject to risk of loss.

Our common stock is not a savings account, deposit account or other obligation of any of the Bank or any of our other subsidiaries and will not be insured or guaranteed by the FDIC or any other government agency. Investment in our common stock is subject to investment risk, including possible loss.

Index
Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our headquarters office is currently located at 756 East Winchester, Suite 100, Murray, UT 84107. The following table summarizes pertinent details of our leased office properties.

Location	Owned/ Leased	Lease Expiration	Type of Office
Murray, Utah	Leased	October 31, 2029	Corporate Headquarters
Sandy, Utah	Leased	July 31, 2024	Retail Bank Branch
Rockville Centre, New York	Leased	September 30, 2022	Loan Production Office

We believe that the leases to which we are subject have terms that are generally consistent with prevailing market terms. None of the leases involve any of our directors, officers or beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

In the current opinion of management, the likelihood is remote that the impact of such ordinary course proceedings, either individually or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common stock has been publicly traded since November 19, 2021 and is currently traded on the Nasdaq Global Market under the Symbol “FINW.”

Holders
There were approximately 167 shareholders of record of the Company’s common stock as of December 31, 2021. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

Dividends

Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our common stock since inception, and we currently have no plans to pay dividends for the foreseeable future.

Index
Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under Utah and federal banking laws, regulations and policies. See “Item 1. Business-Supervision and Regulation-Regulatory Restrictions on Dividends.”

Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions, our liquidity and capital requirements, our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities and Issuer Repurchases of Common Stock

There were no unregistered sales of the Company’s stock during the fourth quarter of 2021. The Company did not repurchase any of its shares during the fourth quarter of 2021 and does not have any authorized share repurchase programs.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
FinWise Bancorp 2016 Stock Option Plan	134,100	$2.84	24,612
FinWise Bancorp 2019 Stock Option Plan	459,474	4.19	296,226
Equity compensation plans not approved by security holders (1)	268,914	5.57	0
Total	862,488		320,838

(1)
Reflects (a) a grant to Kent Landvatter of 40,914 non-qualified stock options, (b) a grant to Javvis Jacobson of 60,000 non-qualified stock options, (c) a grant to James Noone of 60,000 non-qualified stock options, (d) grants to Russell F. Healey, Jr. of an aggregate of 18,000 non-qualified stock options, (e) grants to Howard Reynolds of an aggregate of 18,000 non-qualified stock options, (f) grants to Gerald E. Cunningham of an aggregate of 18,000 non-qualified stock options, (g) grants to Thomas E. Gibson of an aggregate of 18,000 non-qualified stock options, (h) grants to James N. Giordano of an aggregate of 18,000 non-qualified stock options, (i) grants to Jeana Hutchings of an aggregate of 9,000 non-qualified stock options and (j) grants to Lisa Ann Nievaard of an aggregate of 9,000 non-qualified stock options.

Use of Proceeds

On November 23, 2021, we completed our IPO of 4,025,000 shares of our common stock at an IPO price of $10.50 per share, including 525,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our common stock. We raised approximately $42.3 million in gross proceeds and $35.6 million in net proceeds after deducting underwriting discounts and commissions and certain estimated offering expenses payable by us. Piper Sandler & Co. and Stephens Inc. acted as joint bookrunning managers for the IPO. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or their associates.

The shares issued and sold in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-257929) (the “Registration Statement”), which was declared effective by the SEC on November 18, 2021. We have used the proceeds from our IPO as disclosed in our final prospectus dated as of November 18, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 19, 2021, and there has been no material change in the planned use of proceeds. No proceeds currently remain from the IPO.

Item 6.	[RESERVED]

Index
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.

The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all our material business operations through our wholly owned subsidiary, FinWise Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

For a discussion of trends, uncertainties and risks that will or could impact the Company’s businesses, results of operations and financial condition during 2022, see “Principal Factors Affecting Our Results of Operations,” and “Principal Factors Affecting Our Financial Condition.”

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or where otherwise specifically noted. Unless otherwise stated, all information in this Report gives effect to a six-for-one stock split of our common stock completed effective July 26, 2021. The effect of the stock split on outstanding shares and per share figures has been retroactively applied to all periods presented in this Report.

Overview
The Company is a Utah corporation and the parent company of FinWise Bank. The Company’s assets consist primarily of its investment in the Bank and all of its material business activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the UDFI and the Federal Reserve. As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulations and supervision by both the UDFI and the FDIC. The Bank’s deposits are federally insured up to the maximum legal limits. See “Supervision and Regulation.”

Our banking business is our only business line. Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. Attracting nationwide deposits from the general public, businesses and other financial institutions, and investing those deposits, together with borrowings and other sources of funds, is also critical to our banking business. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into new markets across the United States. These relationships were developed to support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our significant growth and superior profitability. Our analytics platform, FinView™, enhances our ability to gather and interpret performance data for our originations and provides management with an ability to identify attractive, risk-adjusted sectors for growth. These insights coupled with the billions of dollars in originations funded annually and our ability to sell loans or retain for investment enhance our unique position. Our track record has demonstrated that these qualities deliver superior growth and profitability and that the flexibility inherent in our model enhances our ability to manage credit risk.

Our financial condition and results of operations depend primarily on our ability to (i) originate loans using our strategic relationships with third-party loan origination platforms to earn interest and noninterest income, (ii) utilize FinView™ to identify attractive risk-adjusted lending opportunities and inform the selection of loans for investment while limiting credit losses, (iii) attract and retain low cost, stable deposits, and (iv) efficiently operate in compliance with applicable regulations.

Our lending focuses on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) consumer lending. For a description and analysis of the Company’s loan categories, see “—Principal Factors Affecting Our Financial Condition”.

Index
Covid 19 Pandemic

Since March 2020, our nation has experienced a massive health and economic crisis as a result of the Covid-19 pandemic, which continues to negatively impact the health and finances of millions of people and businesses and have a pronounced impact on the global and national economy. To control the spread of the Covid-19 virus, governments around the world instituted widespread shutdowns of the economy which resulted in record unemployment in a matter of weeks. The economic turbulence spawned by the Covid-19 pandemic left many banks with potential credit quality and income issues. These issues are further compounded by uncertainties regarding the length, depth and possible resurgence of the pandemic and its ultimate long-term effects on the economy. In an effort to reduce the impact of economic shutdowns, the United States Congress has passed the CARES Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, the Consolidated Appropriations Act, 2021, and recently the American Rescue Plan Act of 2021. These relief measures have provided stimulus payments to individuals, expanded unemployment benefits, and created programs that provided critical financing to small businesses through products such as the EIDL and the PPP, both of which are being administered by the SBA. Additionally, the United States government agreed to make six months of payments on SBA loans and increase the SBA guaranty on SBA 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. The SBA has made the full monthly P&I payments with respect to our qualifying SBA 7(a) customers in “regular servicing” status for six months. For most of our SBA portfolio (the legacy loans), the SBA made borrowers’ principal and interest payments from April 2020 through September 2020. These were officially referred to as First Round Section 1112 Payments, as they derived from Section 1112 of the CARES Act. To be eligible for the full six months of First Round Section 1112 Payments, the SBA loans were required to be: (i) in “regular servicing” status; (ii) approved by the SBA before March 27, 2020; and (iii) fully disbursed by September 27, 2020. Under the Economic Aid Act, the SBA will make an additional two payments for eligible SBA customers, capped at $9,000 per month per loan. Borrowers with loan payments above $9,000 per month are responsible for paying the difference. For our legacy portfolio, the SBA will make payment on the lesser of a borrower’s monthly principal and interest payment or $9,000 per month from February 2021 through March 2021. These are referred to as Second Round Section 1112 Payments.

The SBA released a list of NAICS codes deemed to have been particularly affected by the Covid-19 pandemic. SBA customers who met all other Section 1112 qualifying criteria and operated within certain NAICS codes, are entitled to an additional three months of payments. As of December 31, 2020, the Bank had 35 qualifying SBA loans totaling approximately $4.9 million in SBA 7(a) unguaranteed balance that received an additional three months of Second Round Section 1112 Payments, which were capped at $9,000 per month and per loan. As of December 31, 2021, 5 of the 35 qualifying SBA loans have been paid in full. The remaining 30 loans are all performing and total approximately $4.5 million in SBA 7(a) unguaranteed balance. As of December 31, 2021, none of the remaining 30 loans are entitled to additional Section 1112 payments. We participated in the first round of PPP lending and provided PPP loans to approximately 700 businesses totaling approximately $126.6 million during the year ended December 31, 2020. No PPP loans were originated by the Company during the year ended December 31, 2021.

We believe the Bank’s diversified loan portfolio and associated revenue streams have enabled the Bank to sustain and grow its business despite the adverse conditions relating to the Covid-19 pandemic. During the first and second quarters of 2020, we recorded higher than normal provisions to position ourselves for the possibility of elevated losses on loans resulting from the pandemic. The provision amounts reflected our early uncertainty surrounding the impact of the pandemic. Provisions ceased in the third and fourth quarters when we determined that our loan portfolios were not materially impacted at that time. For the year ended December 31, 2020, the provision for loan losses amounted to $5.2 million. For the year ended December 31, 2021 the provision for loan losses amounted to $8.0 million. While some of the adverse conditions relating to the Covid-19 pandemic reversed in 2021, and have continued such reversal in the beginning of 2022, sustained improvements are highly dependent upon strengthening economic conditions. The Covid-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations. We believe our SBA 7(a) underwriting program has remained strong throughout the Covid-19 pandemic and our SBA 7(a) loans are well collateralized when compared to the SBA industry in general. The dollar amount of short-term modifications of loans held-for-investment not classified as troubled debt restructurings was $0.5 million and $1.2 million as of December 31, 2021 and 2020, respectively.

Principal Factors Affecting Our Results of Operations

Net Income. Net income is calculated by taking interest and noninterest income and subtracting our costs to do business, such as provision for loan losses, interest expense, salaries, taxes and other operational expenses.

Net Interest Income. Net interest income represents interest income, less interest expense. We generate interest income from interest and fees received on interest earning assets, including loans, interest earning deposits in other banks, the Federal Reserve and investment securities we own. We incur interest expense from interest paid on interest bearing liabilities, including interest bearing deposits, borrowings and other forms of indebtedness. Net interest income was the most significant contributor to our net income in 2020 and 2021. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest earning assets and rates paid on interest bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets for the same period. Because noninterest bearing sources of funds, such as noninterest bearing deposits and shareholders’ equity, also fund interest earning assets, net interest margin includes the benefit of these noninterest bearing sources.

Index
Decreases in interest rates, as well as the ongoing economic uncertainty, may decrease our net interest income and net interest margin in future periods, while increases in interest rates are expected to increase our net interest income and net interest margin in future periods.  We expect increases in the federal funds rate in 2022 which is anticipated to be beneficial to our net interest income and net interest margin. In its statement released on January 26, 2022, the Federal Open Market Committee stated that it would soon be appropriate to raise the target range for the federal funds rate above the range of 0.0% to 0.25% in response to inflation that is above their 2.0% target and a strong labor market. As of December 31, 2021, approximately 79.9% of our loans held for investment were indexed to a market rate that is expected to reprice along with the federal funds rate. Changes in market interest rates and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of our interest earning assets, liabilities and shareholders’ equity, have the largest impact on our net interest spread, net interest margin and net interest income. We measure net interest income before and after our provision for loan losses.

Provision for Loan Losses. Provision for loan losses is the amount of expense that, based on our judgment at that time, is required to maintain our ALL at an adequate level to absorb probable losses inherent in our loan portfolio and that, in our management’s judgment, is appropriate under relevant accounting guidance. Determination of the ALL is complex and involves a high degree of judgment and subjectivity. For a description of the factors we considered in determining the ALL see “—Principal Factors Affecting Our Financial Condition—Allowance for Loan Losses.”

Noninterest Income. Noninterest income consists of, among other things: (i) Strategic Program fees; (ii) loan servicing fees; (iii) deposit related fees; (iv) gain on sale of loans; and (v) other noninterest income. Strategic Program fees are paid to us by loan origination platforms and include monthly minimum fees, fees based on the volume of loan originations in each month, testing and oversight fees, wire transfer fees, ACH fees, and program set up fees. Deposit related fees include checking fees, account maintenance fees, insufficient funds fees, overdraft fees, stop payment fees, domestic and foreign wire interchange and card processing fee income.

Noninterest Expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expense; (iii) communications and data processing fees (iv) professional services fees; (v) federal deposit insurance assessments; (vi) correspondent bank charges; (vii) marketing costs; and (viii) other general and administrative expenses.

Salaries and employee benefits include compensation (including employee-related stock compensation), employee benefits and tax expenses for our personnel. Occupancy expense includes depreciation expense, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes expenses related to our furniture, fixtures, equipment and software. Data processing fees include expenses paid to our third-party data processing system provider and other data service providers. Communications expense includes costs for telephone and internet. Professional fees include legal, accounting, consulting and other outsourcing arrangements. Federal deposit insurance expense relates to FDIC assessments based on the level of our deposits. Correspondent bank charges include wire transfer fees, transaction fees and service charges related to transactions settled with correspondent relationships. Marketing expense includes marketing material production, trade show participation, marketing fees related to Strategic Programs, website enhancement, outsourced marketing and branding services. Other general and administrative expenses include expenses associated with travel, meals, advertising, promotions, training, supplies and postage.

Regulatory Environment.  We are subject to federal and state regulation and supervision, which continue to evolve as the legal and regulatory framework governing our operations continues to change. The current operating environment includes extensive regulation and supervision in areas such as consumer compliance, the BSA and anti-money laundering compliance, risk management and internal audit. We anticipate that this environment of extensive regulation and supervision will continue for the industry. As a result, changes in the regulatory environment may result in additional costs for additional compliance, risk management and audit personnel or professional fees associated with advisors and consultants.

Results of Operations

Net Income Overview

The following table sets forth the principal components of net income for the periods indicated.

	For the Years Ended December 31,
($ in thousands)	2021	2020
Interest income	$49,243	$29,506
Interest expense	(1,265)	(1,756)
Provision for loan losses	(8,039)	(5,234)
Non-interest income	31,844	14,373
Non-interest expense	(29,511)	(21,749)
Provision for income taxes	(10,689)	(3,942)
Net income	31,583	11,198

Index
Net income for the year ended December 31, 2021 was $31.6 million, an increase of $20.4 million or 182.0% from net income of $11.2 million for the year ended December 31, 2020. The increase was primarily due to an increase of $19.7 million or 66.9% in interest income and an increase of $17.5 million or 121.6% in non-interest income, offset by an increase of $7.8 million or 35.7% in non-interest expense and an increase of $6.7 million or 171.1% in provision for income taxes, as described below.

Net Interest Income and Net Interest Margin Analysis

Net interest income was the primary contributor to our earnings in 2021 and 2020. We believe our net interest income results were enhanced by using FinView™ to identify attractive risk-adjusted lending opportunities and assist in the selection of Strategic Program loans that we chose to hold for investment. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”

For the year ended December 31, 2021, our net interest income increased $20.2 million, or 72.9%, to $48.0 million compared to the year ended December 31, 2020. This increase was primarily due to an increase in asset yields, growth in average interest earning assets, and a decrease in our cost of funds. Average interest earning assets increased by $64.8 million, or 25.6%, to $317.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, while the related yield on average interest earning assets increased by 380 basis points to 15.5%, resulting in increased interest income for the year ended December 31, 2021 of $19.7 million. A substantial decrease in comparatively low yielding PPP loans during the year ended December 31, 2021 contributed to the increase in yield on average interest earning assets for the year. While the corresponding cost of funds on interest bearing liabilities for the year ended December 31, 2021 declined by 40 basis points to 0.9%, the average balance in interest bearing liabilities increased by $12.3 million, or 9.3%. The general decline of interest rates in the U.S. financial markets in 2021 is the primary cause for the decline in the cost of funds. As indicated in the rate/volume table set forth below, the decline in the cost of funds partially offset by the effect of increased volumes of interest-bearing liabilities, resulting in decreased interest expense for the year ended December 31, 2021 of $0.5 million. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, Institutional Deposit exchanges, and brokered deposit arrangements. For the year ended December 31, 2021, deposits sourced through our branch, Strategic Programs, SBA 7(a) borrowers, national Institutional Deposit exchanges and brokered deposit arrangements increased compared to the year ended December 31, 2020. Our net interest margin increased from 11.0% at December 31, 2020 to 15.1% at December 31, 2021.

Index
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent approximately $3.6 million (including approximately $1.8 million in SBA fees related to PPP loans) and $1.4 million (including approximately $1.2 million in SBA fees related to PPP loans), for the years ended December 31, 2021 and December 31, 2020, respectively. Average balances have been calculated using daily averages.

	Years Ended December 31,
	2021			2020
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non
U.S. central banks and other banks	$55,960	$61	0.1%	$43,892	$201	0.5%
Investment securities	3,298	47	1.4%	1,622	34	2.1%
Loans held for sale	59,524	22,461	37.7%	20,154	10,560	52.4%
Loans held for investment	198,992	26,674	13.4%	187,314	18,711	10.0%
Total interest earning assets	317,774	49,243	15.5%	252,982	29,506	11.7%
Less: ALL	(7,548)			(6,706)
Non-interest earning assets	17,002			8,130
Total assets	$327,228			$254,406
Interest bearing liabilities:
Demand	$6,060	$53	0.9%	$3,237	$62	1.9%
Savings	7,897	10	0.1%	6,234	16	0.3%
Money market accounts	21,964	75	0.3%	16,327	104	0.6%
Certificates of deposit	72,311	1,000	1.4%	57,496	1,401	2.4%
Total deposits	108,232	1,138	1.1%	83,294	1,583	1.9%
Other borrowings	36,363	127	0.3%	49,044	173	0.4%
Total interest bearing liabilities	144,595	1,265	0.9%	132,338	1,756	1.3%
Non-interest bearing deposits	107,481			80,537
Non-interest bearing liabilities	11,392			3,941
Shareholders’ equity	63,760			37,590
Total liabilities and shareholders’ equity	$327,228			$254,406
Net interest income and interest rate spread		$47,978	14.6%		$27,750	10.3%
Net interest margin			15.1%			11.0%
Ratio of average interest-earning assets to average interest- bearing liabilities			219.8%			191.2%

Index
Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate. The volume column shows the effects attributable to changes in volume. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2021			2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(219)	$79	$(140)	$(790)	$327	$(463)
Investment securities	(6)	19	13	(3)	21	18
Loans held-for-sale	(1,990)	13,891	11,901	(1,036)	3,814	2,778
Loans held for investment	6,735	1,228	7,963	(2,185)	7,950	5,765
Total interest income	4,520	15,217	19,737	(4,014)	12,112	8,098
Interest expense:
Demand	15	(24)	(9)	30	32	62
Savings	(13)	7	(6)	—	4	4
Money market accounts	(113)	84	(29)	(18)	13	(5)
Certificates of deposit	(992)	591	(401)	(52)	112	60
Other borrowings	(2)	(44)	(46)	87	86	173
Total interest bearing liabilities	(1,105)	614	(491)	47	247	294
Net interest income	$5,625	$14,603	$20,228	$(4,061)	$11,865	$7,804

Index
Provision for Loan Losses

The provision for loan losses is a charge to income to bring our ALL to a level deemed appropriate by management and approved by of board of directors. We determine the provision for loan losses monthly in connection with our monthly evaluation of the adequacy of our ALL. For a description of the factors we considered in determining the ALL see “—Principal Factors Affecting Our Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies and Estimates—Allowance for Loan Losses.”

Our provision for loan losses was $8.0 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $2.8 million was primarily due to an overall increase in our provision attributable to Strategic Program lending, which was the result of our decision to increase certain retained Strategic Program loan balances during the period, and an overall increase in our provision attributable to SBA lending, which was the result of our decision to increase SBA 7(a) loan balances during the period.

Noninterest Income

The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Noninterest income:
Strategic Program fees	$17,959	$9,591	$8,368	87.3%
Gain on sale of loans	9,689	2,849	6,840	240.1%
SBA loan servicing fees	1,156	1,028	128	12.5%
Change in fair value on investment in BFG	2,991	856	2,135	249.4%
Other miscellaneous income	49	49	—	0.0%
Total noninterest income	$31,844	$14,373	$17,471	121.6%

For the year ended December 31, 2021, total noninterest income increased $17.5 million, or 121.6%, to $31.8 million compared to the year ended December 31, 2020. This increase was primarily due to the increase in Strategic Program fees, gain on sale of loans, the change in fair value on investment in BFG, and SBA loan servicing fees. The increase in Strategic Program fees was primarily due to the increase in loan origination volume in the Strategic Program. Strategic Program fees were also positively impacted by the launch of three origination platforms during the year ended December 31, 2021. The increase in gain on sale of loans was primarily due to the increase in the number of SBA 7(a) loans sold during the year ended December 31, 2021. The increase in fair value on investment in BFG was primarily due to BFG’s increased profitability and cash position during and for the year ended December 31, 2021 and the appreciation of its peer companies under the Guideline Public Company valuation method during the same period. The increase in SBA loan servicing fees was primarily due to the increase in SBA 7(a) loans serviced for others during the year.
Noninterest Expense

Noninterest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth.

Index
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Years Ended December 31,		Change
	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$22,365	$16,835	$5,530	32.9%
Occupancy and equipment expenses	810	694	116	16.7%
Impairment of SBA servicing asset	800	—	800	100.0%
Loss on investment in BFG	—	50	(50)	-100.0%
Other operating expenses	5,536	4,170	1,366	32.8%
Total noninterest expense	$29,511	$21,749	$7,762	35.7%

For the year ended December 31, 2021, total noninterest expense increased $7.8 million, or 35.7%, to $29.5 million compared to the year ended December 31, 2020. This increase was primarily due to the increase in salaries and employee benefits and other operating expenses. For the year ended December 31, 2021, salaries and employee benefits increased $5.5 million, or 32.9%, to $22.4 million compared to the year ended December 31, 2020. This increase was primarily due to the increase in the number of employees during the year ended December 31, 2021. The increase in employees during this timeframe coincided with an increase in Strategic Program loan volume and the expansion of our information technology and security division to support enhancements in our infrastructure, and an increase in contractual bonuses paid relating to the expansion of the Strategic Programs in 2021. For the year ended December 31, 2021, other operating expense increased $1.4 million, or 32.8%, to $5.5 million compared to the year ended December 31, 2020. This increase was primarily due to our initiative to develop new and upgrade existing technology, increased third party financial and business process reviews, increased marketing costs, and increased legal and professional fees, all with the intent of supporting of our growth. For the year ended December 31, 2021, an impairment of SBA servicing asset was recognized for $0.8 million due to a softening of the secondary market for SBA 7(a) loans.

Principal Factors Affecting Our Financial Condition

The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.

Asset Quality. We manage the diversification and quality of our assets based on factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our ALL, the diversification and quality of our loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks. As a small bank holding company, we are expected to be a capital resource to our subsidiary, which is required to be well capitalized. We, however, are not subject to specific capital ratios as a small bank holding company. We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet; (vi) the Community Bank Leverage Ratio; (viii) the state of local and national economic conditions; and (ix) other factors including our asset growth rate, as well as certain liquidity ratios.

Liquidity. We manage liquidity based on factors that include the amount of core deposits as a percentage of total deposits, the level of Strategic Program held-for-sale loan balances compared to Strategic Program reserve deposit balances, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources, the amount of non-deposit funding, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash, interest earning deposits in other banks and liquid securities we hold, the re-pricing characteristics and maturities of our assets and other factors.

Loan Portfolio

We manage our loan portfolio based on factors that include concentrations per loan program and aggregated portfolio, industry selection and geographies. We also monitor the impact of identified and estimated losses on capital as well as the pricing characteristics of each product. The following provides a general description and the risk characteristics relevant to each of the business lines. Each loan is assigned a risk grade during the origination and closing process by credit administration personnel based on criteria described later in this section. We analyze the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. This ratings analysis is performed at least quarterly.

Index
SBA 7(a) Loans

We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of December 31, 2021 and 2020, we had total SBA 7(a) loans of $141.3 million and $96.2 million, respectively, representing 53.2% and 36.7% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by temporarily retaining a larger amount of the guaranteed portion of these loans.

SBA Paycheck Protection Program Loans

As an experienced SBA 7(a) lender, we were an active participant in the first round of the PPP, which began in April of 2020 and expired on August 8, 2020. As a result of our efforts, we provided PPP loans to approximately 700 businesses, totaling approximately $126.6 million, for the year ended December 31, 2020. As of December 31, 2021 and 2020, we had total PPP loans of $1.1 million and $107.1 million, respectively, representing 0.4% and 40.9% of our total loans, respectively. The PPP loans also resulted in fees paid by the SBA to the originating bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the year ended December 31, 2020, the Company recognized $0.4 million in PPP-related SBA accelerated deferred loan fees through interest income as a result of PPP loan forgiveness. For the year ended December 31. 2021, the Company recognized a total of $1.8 million in PPP-related accreted fees ($1.5 million of which were accelerated due to loan forgiveness). A de minimis amount of deferred fees remained as of December 31, 2021.

Commercial, non-real estate

Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of December 31, 2021 and December 31, 2020, we had total commercial non-real estate loans of $3.4 million and $4.0 million, respectively, representing 1.3% and 1.5% of our total loans, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Residential real estate

Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of December 31, 2021 and December 31, 2020, we had total residential real estate loans of $27.1 million and $17.7 million, respectively, representing 10.2% and 6.8% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.

Strategic Program loans

We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of December 31, 2021 and December 31, 2020, we had total Strategic Program loans of $85.9 million and $28.3 million, respectively, representing 32.3% and 10.8% of our total loans, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows and FinView™ evolves, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Index
Commercial real estate

Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of December 31, 2021 and December 31, 2020, we had total commercial real estate loans of $2.4 million and $2.9 million, respectively, representing 0.9% and 1.1% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer

Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of December 31, 2021 and December 31, 2020, we had total consumer loans of $4.6 million, and $5.5 million, respectively, representing 1.7% and 2.1% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Portfolio Program Summary

Through our diversification efforts and FinView™, we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services. We believe that these efforts helped minimize our exposure to industries severely impacted by the Covid-19 pandemic.

The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of December 31,
	2021		2020
	Amount	% of total loans	Amount	% of total loans
SBA(1)	$142,392	53.6%	$203,317	77.7%
Commercial, non real estate	3,428	1.3%	4,020	1.5%
Residential real estate	27,108	10.2%	17,740	6.8%
Strategic Program loans	85,850	32.3%	28,265	10.8%
Commercial real estate	2,436	0.9%	2,892	1.1%
Consumer	4,574	1.7%	5,543	2.1%
Total	$265,788	100.0%	$261,777	100.0%

(1) The amount of SBA loans as of December 31, 2021 and December 31, 2020 includes approximately $1.1 million and $107.1 million of PPP loans.

Index
Loan Maturity and Sensitivity to Changes in Interest Rates

As of December 31, 2021, including the impact of PPP loans, $103.1 million, or 50.3%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $101.9 million as of December 31, 2021. The variable rate portion of our total held for investment loan portfolio at December 31, 2021 was $163.8 million, or 79.9%. As of December 31, 2020, including the impact of PPP loans, $173.5 million, or 72.1%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $67.3 million as of December 31, 2020. The variable rate portion of our total held for investment loan portfolio at December 31, 2020 was $107.7 million, or 44.7%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2021 and 2020:

At December 31, 2021	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA(1)	$644	$732	$259	$114	$1,749
Commercial, non-real estate	1,168	2,112	142	6	3,428
Residential real estate	2,876	1,519	—	—	4,395
Strategic Program loans	18,121	6,981	—	—	25,102
Commercial real estate	1,565	639	7	1	2,212
Consumer	1,500	2,793	66	—	4,359

Variable rate loans:
SBA	7,920	31,598	58,493	42,632	140,643
Commercial, non-real estate	—	—	—	—	—
Residential real estate	22,234	291	188	—	22,713
Strategic Program loans	—	—	—	—	—
Commercial real estate	224	—	—	—	224
Consumer	62	153	—	—	215
Total	$56,314	$46,818	$59,155	$42,753	$205,040

(1) The amount of SBA fixed rate loans includes approximately $1.1 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of December 31, 2021, three PPP loans have been granted maturity date extensions.

At December 31, 2020	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA(1)	$53,093	$54,376	$339	$158	$107,966
Commercial, non-real estate	1,746	2,203	70	1	4,020
Residential real estate	4,788	1,392	—	—	6,180
Strategic Program loans	6,547	770	—	—	7,317
Commercial real estate	1,902	766	17	—	2,685
Consumer	1,737	3,226	20	—	4,983
Variable rate loans:
SBA	5,762	23,009	39,866	26,714	95,351
Commercial, non-real estate	—	—	—	—	—
Residential real estate	10,696	747	117	—	11,560
Strategic Program loans	—	—	—	—	—
Commercial real estate	207	—	—	—	207
Consumer	191	369	—	—	560
Total	$86,669	$86,858	$40,429	$26,873	$240,829

(1) The amount of SBA fixed rate loans includes approximately $107.1 million of PPP loans.

Index
Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were contractually due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether such loans are actually past due. In general, we place loans on nonaccrual status when they become 90 days past due. We also generally place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent recoveries received (either from payments received from the customer, derived from the disposition of collateral or from legal action, such as judgment enforcement) exceed liquidation expenses incurred and outstanding principal.

A non-accrual asset may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when asset otherwise becomes well secured and is not in the process of collection.

Any loan which we deem to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. In general, loans that are past due for 90 days or more are charged off unless the loan is both well secured and in the process of collection. We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our loan officers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Index
The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	As of December 31,
($ in thousands)	2021	2020
Nonaccrual loans:
SBA	$657	$816
Commercial, non real estate	—	—
Residential real estate	—	—
Strategic Program loans	—	15
Total nonperforming loans	$657	$831

Total accruing loans past due 90 days or more	$54	$1
Nonaccrual troubled debt restructuring	$25	$53
Total troubled debt restructurings	106	870
Other Real Estate Owned	—	—
Less nonaccrual troubled debt restructurings	(25)	(53)
Total nonperforming assets and troubled debt restructurings	$763	$1,701
Total nonperforming loans to total loans	0.2%	0.3%
Total nonperforming loans to total assets	0.2%	0.3%
Total nonperforming assets and troubled debt restructurings to total loans	0.3%	0.6%
Total nonperforming assets and troubled debt restructurings to total assets	0.2%	0.5%
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans) (1)	0.2%	0.8%

(1) See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Our total nonperforming assets and troubled debt restructurings at December 31. 2021 were $0.8 million, which represented a reduction of $0.9 million from December 31, 2020. The largest troubled debt restructuring attributable to a single borrower at December 31, 2020 with balance of $0.8 million paid in full including interest in May 2021. Total nonperforming assets at December 31, 2021 were composed of $0.7 million in nonaccrual loans and $0.1 million of troubled debt restructurings. Total nonperforming assets at December 31, 2020 were composed of $0.8 million in nonaccrual loans and $0.9 million of troubled debt restructurings.

We do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. We consider an “insignificant period of time” from payment delays to be a period of 90 days or less, or 180 days or less in certain Strategic Programs. We will customarily attempt to provide a modification for a customer experiencing what we consider to be a short-term event that has temporarily impacted cash flow. In those cases, we will review the request to determine if the customer is experiencing cash flow strain and how the event has impacted the ability of the customer to repay in the long term. Short-term modifications are not classified as troubled debt restructurings because they do not meet the definition set by the FDIC or our accounting policy for identifying troubled debt restructurings. The FDIC issued statements in March and April of 2020 that encouraged banks to work with all borrowers, especially those from industry sectors particularly vulnerable to economic volatility. The FDIC clarified that prudent efforts to modify the terms on existing loans for affected customers will not be subject to examiner criticism, and that certain loan modifications made in response to Covid-19 are not troubled debt restructurings.

The dollar amount of short-term modifications of loans held for investment as of December 31, 2021 was $0.5 million, substantially all of which are attributable to our Strategic Program loans.

The dollar amount of short-term modifications of loans held for investment as of December 31, 2020 was $1.2 million. Of this, approximately $0.6 million, or 46.7%, is attributable to our Strategic Program loans, $0.5 million, or 46.5%, is attributable to our SBA 7(a) portfolio, and $0.1 million, or 6.8%, is attributable to our Commercial, non-real estate portfolio.

Interest income that would have been recorded for the years ended December 31, 2021 and 2020 had nonaccrual loans been current throughout the period amounted to $0.1 million and $0.1 million, respectively.

Index
Credit Risk Profile

We believe that we underwrite loans carefully and thoroughly, limiting our lending activities to those products and services where we have the resources and expertise to lend profitably without undue credit risk. We require all loans to conform to policy (or otherwise be identified as exceptions to policy and monitored and reported on, at minimum, quarterly) and be granted on a sound and collectable basis. Loans are made with a primary emphasis on loan profitability, credit risk and concentration exposures.

We are proactive in our approach to identifying and resolving problem loans and are focused on working with the borrowers and guarantors of problem loans to provide loan modifications when warranted. When considering how to best diversify our loan portfolio, we consider several factors including our aggregate and product-line specific concentration risks, our business line expertise, and the ability of our infrastructure to appropriately support the product. While certain product lines generate higher net charge-offs, our exposure is carefully monitored and mitigated by our concentration policies and reserved for by the loan loss allowance we maintain. Specifically, retention of certain Strategic Program loans with higher default rates account for a disproportionate amount of our charge-offs. In addition to our oversight of the credit policies and processes associated with these programs, we limit within our concentration policies the aggregate exposure of these loans as a percentage of the total loan portfolio, carefully monitor certain vintage loss-indicative factors such as first payment default and marketing channels, and appropriately provision for these balances so that the cumulative charge-off rates remain consistent with management expectations. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and our management’s degree of success in resolving problem assets, we believe our proactive stance to early identification and intervention is the key to successfully managing our loan portfolio. As an example, at the beginning of the Covid-19 pandemic we analyzed our portfolio to identify loans that were more likely to be vulnerable to the pandemic’s impact. We then proactively opened a dialogue with potentially affected borrowers to assess their needs and provide assistance. Through this process we were able to not only better understand our portfolio risks but were able to intercede with borrowers if needed.

Accurate and timely loan risk grading is considered a critical component of an effective credit risk management system. Loan grades take into consideration the borrower’s financial condition, industry trends, and the economic environment. Loan risk grades are changed as necessary to reflect the risk inherent in the loan. Among other things, we use loan risk grading information for loan pricing, risk and collection management and determining monthly loan loss reserve adequacy. Further, on a quarterly basis, the Loan Committee holds a Loan Risk Grade meeting, wherein all loans in our portfolio are reviewed for accurate risk grading. Any changes are made after the Loan Risk Grade meeting to provide for accurate reporting. Reporting is achieved in Loan Committee minutes, which minutes are reviewed by the Board. We supplement credit department supervision of the loan underwriting, approval, closing, servicing and risk grading process with periodic loan reviews by risk department personnel specific to the testing of controls.

We use a grading system to rank the quality of each loan. The grade is periodically evaluated and adjusted as performance dictates. Loan grades 1 through 4 are passing grades, grade 5 is special mention. Collectively, grades 6 (substandard), 7 (doubtful) and 8 (loss) represent classified loans within the portfolio. The following guidelines govern the assignment of these risk grades. We do not currently grade Strategic Program loans held for investment due to their small balances and homogenous nature. As credit quality for Strategic Program loans have been highly correlated with delinquency levels, the Strategic Program loans are evaluated collectively for impairment.

Grade 1: Pass - Loans fully secured by deposit accounts. Loans where the borrower has strong sources of repayment, generally 5 years or more of consistent employment (or related field) and income history. Debt of the borrower is modest relative to the borrower’s financial strength and ability to pay with a DTI ratio of less than 25%. Cash flow is very strong as evidenced by significant discretionary income amounts. Borrower will consistently maintain 30% of the outstanding debts in deposit accounts with us, often with the right of offset, holds, etc. Loan to value ratios (LTV) will be 60% or less. Loans in this category require very minimal monitoring.

Grade 2: Pass - The borrower has good sources of repayment, generally 3 years or more of consistent employment (or related field) and income history. The debt of the borrower is reasonable relative to the borrower’s financial strength with a DTI ratio of less than 35%. Cash flow is strong as evidenced by exceptional discretionary income amounts. Borrowers will consistently maintain 20% of the outstanding debts in deposit accounts with us. LTV ratios will be 70% or less. These loans require minimal monitoring.

Grade 3: Pass - There is a comfortable primary source of repayment, generally 2 years or more of consistent employment (or related field) and income history. Borrowers may exhibit a mix of strengths and weaknesses. For example, they have either adequate cash flow with higher than desired leverage, or marginal cash flow with strong collateral and liquidity. Borrowers will have DTIs less than 45%. Borrowers will generally maintain deposit accounts with us, but the consistency and amount of the deposits are not as strong as Grades 1 and 2. LTV ratios will be within our guidelines. These loans will be monitored on a quarterly basis.

Grade 4: Pass Watch – There is adequate primary source of repayment, generally employment time or time in a related field is less than 2 years. Borrowers’ debt to income ratios may fall outside of our guidelines or there is minimal excess cash flow. There may be heavy reliance on collateral, or the loan is large, relative to the financial strength of the borrower. The loans may be maintenance intensive requiring closer monitoring.

Grade 5: Special Mention – A loan in this category has a specific weakness or problem but does not currently present a significant risk of loss or default as to any material terms of the loan or financing agreement. A typical problem could include a documentation deficiency. If the deficiency is corrected the account will be re-graded.

Index
Grade 6: Classified Substandard – A substandard loan has a developing or current weakness or weaknesses that could result in loss or default if deficiencies are not corrected, or adverse conditions arise.

Grade 7: Classified Doubtful – A doubtful loan has an existing weakness or weaknesses that make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable.

Grade 8: Classified Loss – A loss loan has an existing weakness or weaknesses that render the loan uncollectible and of such little value that continuing to carry as an asset on our book is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical nor desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.

The following table presents, as of the period presented, the loan balances by loan program as well as risk rating. No loans were classified as ‘Loss’ grade during the periods presented.

	As of December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$139,985	$1,435	$972	$—	$142,392
Commercial, non real estate	3,382	46	—	—	3,428
Residential real estate	27,108	—	—	—	27,108
Commercial real estate	2,436	—	—	—	2,436
Consumer	4,574	—	—	—	4,574
Not Risk Graded
Strategic Program(1) loans	—	—	—	—	85,850
Total	$177,485	$1,481	$972	$—	$265,788

Index
	As of December 31, 2020
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$200,360	$2,040	$917	—	$203,317
Commercial, non real estate	3,960	60	—	—	4,020
Residential real estate	16,984	—	756	—	17,740
Commercial real estate	2,892	—	—	—	2,892
Consumer	5,543	—	—	—	5,543
Not Risk Graded
Strategic Program(1) loans	—	—	—	—	28,265
Total	$229,739	$2,100	$1,673	—	$261,777

(1) The Strategic Program loan balance includes $60.7 million and $21.0 million of loans classified as held-for-sale as of December 31, 2021 and December 31, 2020, respectively.

Allowance for Loan Losses

We have not adopted Financial Accounting Standards Board Accounting Standards Update No. 2016–13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as the “CECL model,” but plan to adopt the CECL model in the 2023 calendar year.

The ALL, a material estimate which could change significantly in the near-term in the event of rapidly shifting credit quality, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that we consider adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the ALL when we believe that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ALL when received.

Our judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change.

We evaluate the ALL on a monthly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ALL is reviewed by regulatory examinations and the Company’s auditors.

The ALL consists of the following two elements:

•
Specific allowance for identified impaired loans. For such loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent) or observable market price of the impaired loan are lower than the carrying value of that loan.

Independent appraisals are obtained for all collateral dependent loans deemed impaired when collateral value is expected to exceed $5 thousand net of actual and/or anticipated liquidation-related expenses. After initially measured for impairment, new appraisals are ordered on at least an annual basis for all real estate secured loans deemed impaired. Non-real estate secured loan appraisal values are reevaluated and assessed throughout the year based upon interim changes in collateral and market conditions.

•
General valuation allowance. This component represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are reviewed based on industry, stage and structure and are assigned allowance percentages based on historical loan loss experience for similar loans with similar characteristics and trends adjusted for qualitative factors. Qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date, may include changes in lending policies and procedures; changes in national and local economic and business conditions, including the condition of various market sectors; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and staff; changes in the volume and severity of past due and classified loans and in the volume of nonaccruals, troubled debt restructurings, and other loan modifications; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated and inherent credit losses in our current portfolio.

Index
The ALL was $9.9 million at December 31, 2021 compared to $6.2 million at December 31, 2020, an increase of $3.7 million, or 59.0%. The increase was primarily due to increased retention of Strategic Program loans with higher loss reserving characteristics.

The following table presents a summary of changes in the ALL for the periods and dates indicated:

	For the Year Ended December 31,
($ in thousands)	2021	2020
ALL:
Beginning balance	$6,199	$4,531
Provision for loan losses	8,039	5,234
Charge offs
SBA	(154)	(197)
Commercial, non-real estate	(63)	(332)
Residential real estate	—	—
Strategic Program loans	(4,684)	(3,262)
Commercial real estate	—	—
Consumer	(4)	(17)
Recoveries
SBA	46	—
Commercial, non-real estate	103	—
Residential real estate	—	—
Strategic Program loans	372	236
Commercial real estate	—	5
Consumer	1	1
Ending balance	$9,855	$6,199

Although we believe that we have established our ALL in accordance with GAAP and that the ALL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

Index
The following table shows the allocation of the ALL among loan categories and certain other information as of the dates indicated. The ALL related to Strategic Programs constitutes 66.5% and 66.3% of the total ALL while comprising 32.3% and 10.8% of total loans as of December 31, 2021 and December 31, 2020, respectively. This reflects the increased credit risks associated with certain retained Strategic Program loans.

	December 31, 2021
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$2,739	$142,392	27.8%	53.6%
Commercial, non real estate	132	3,428	1.3%	1.3%
Residential real estate	352	27,108	3.6%	10.2%
Strategic Program loans	6,549	85,850	66.5%	32.3%
Commercial real estate	21	2,436	0.2%	0.9%
Consumer	62	4,574	0.6%	1.7%
Total	$9,855	$265,788	100.0%	100.0%

	December 31, 2020
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$920	$203,317	14.8%	77.7%
Commercial, non real estate	232	4,020	3.8%	1.5%
Residential real estate	855	17,740	13.8%	6.8%
Strategic Program loans	4,111	28,265	66.3%	10.8%
Commercial real estate	19	2,892	0.3%	1.1%
Consumer	62	5,543	1.0%	2.1%
Total	$6,199	$261,777	100.0%	100.0%

The following table reflects the ratio of the ALL to nonperforming loan balances, as well as net charge-offs to average loans outstanding by loan category, as of the dates presented. The ratio of net charge-offs to average loans outstanding generally decreased or remained consistent for loan categories in the year ended December 31, 2021 from the year ended December 31, 2020. The decrease in the ratio for Strategic Programs loans was primarily due to increases in average loan balances in the year ended December 31,2021 while the decreases in Commercial, non-real estate and Consumer were primarily due to lower charge-off amounts in the year ended December 31, 2021.

	As of December 31,
	2021	2020
ALL to nonperforming loans	1,499.1%	745.7%
Net charge-offs to average loans outstanding by loan category
SBA	0.1%	0.1%
Commercial, non-real estate	(1.0%)	5.9%
Residential real estate	0.0%	0.0%
Strategic Program loans	5.7%	9.6%
Commercial real estate	0.0%	(0.1%)
Consumer	0.1%	0.3%

Index
Interest-Bearing Deposits in Other Banks

Our interest-bearing deposits in other banks increased to $85.3 million at December 31, 2021 from $47.0 million at December 31, 2020, an increase of $38.3 million, or 81.7%. This increase was primarily due to the net proceeds of $35.6 million from our initial public offering and an increase in loan originations. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.

We classify investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that we have the positive intent and the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the year presented, all securities were classified as held-to-maturity.

The following tables summarize the contractual maturities and weighted average yields of investment securities at December 31, 2021 and December 31, 2020, and the amortized cost of those securities as of the indicated dates.

At December 31. 2021
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—

	At December 31, 2021
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$1,541	1.3%	$9,882	1.5%	$11,423

The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.

There were no calls, sales or maturities of securities during the years ended December 31, 2021 and December 31, 2020.

At December 31, 2021, there were 13 securities, consisting of five collateralized mortgage obligations and eight mortgage-backed securities. Four of these securities were in gain positions for greater than 12 months and nine of these securities were in an unrealized loss position as of December 31, 2021. There were no unrealized losses as of December 31, 2020.

Deposits

Deposits are the major source of funding for the Company, with the exception of the Company’s participation in the PPPLF, which added a significant amount of funding in 2020 (see discussion below in Liquidity and Capital Resources – Liquidity Management). We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through access to national Institutional and brokered deposit sources. We also generate deposits in relation to our Strategic Programs in the form of reserve accounts as discussed above. These deposits add an element of flexibility in that they tend to increase or decrease in relation to the size of or Strategic Program loan portfolio. In addition to the reserve account, some Strategic Program loan originators maintain operating deposit accounts with us.

Index
The following table presents the end of period and average balances and for the periods indicated (average balances have been calculated using daily averages):

	For the Years Ended December 31,
	2021		2020
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$110,548	43.9%	$88,067	53.5%
Interest-bearing deposits:
Demand	5,399	2.1%	6,095	3.7%
Savings	6,685	2.7%	7,435	4.5%
Money markets	31,076	12.3%	17,567	10.7%
Time certificates of deposit	98,184	39.0%	45,312	27.6%
Total period end deposits	$251,892	100.0%	$164,476	100.0%
Average:
Noninterest-bearing demand deposits	$107,481	49.8%	$80,537	49.2%
Interest-bearing deposits:
Demand	6,060	2.8%	3,237	2.0%
Savings	7,897	3.7%	6,234	3.8%
Money market	21,964	10.2%	16,327	9.9%
Time certificates of deposit	72,311	33.5%	57,496	35.1%
Total average deposits	$215,713	100.0%	$163,831	100.0%

Our deposits increased to $251.9 million at December 31, 2021 from $164.5 million at December 31, 2020, an increase of $87.4 million, or 53.1%. This increase was primarily due to an increase in certificates of deposit, noninterest-bearing and interest-bearing demand deposits, and money markets.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $163.7 million and $92.2 million for the years ended December 31, 2021 and 2020, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at December 31, 2021 is as follows:

($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$—	$128	$501	$155	$784

Index
Liquidity and Capital Resources

Liquidity Management

Liquidity management is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, the sale of loans, repayment of loans and net profits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, loan sales and security sales are greatly influenced by general interest rates, economic conditions, and competition.

On November 23, 2021, we completed our IPO at a price of $10.50 per share. We raised approximately $36.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.0 million and certain estimated offering expenses payable by us of approximately of $3.2 million. The net proceeds less $0.5 million in other related expenses, including legal fees totaled $35.6 million.

Our primary source of funds to originate new loans (other than the PPPLF program used to fund PPP loans in 2020) is derived from deposits. Deposits are comprised of core and noncore deposits. We use brokered deposits and a rate listing service to advertise rates to banks, credit unions, and other institutional entities. We designate deposits obtained from this source as Institutional Deposits. To date, depositors of brokered and Institutional Deposits have been willing to place deposits with us at rates near the middle of the market. To attract deposits from local and nationwide consumer and commercial markets, we historically paid rates at the higher end of the market, which we have been able to pay due to our high margin and technology oriented business model. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources.

We regularly evaluate new, core deposit products and in 2020, we launched a deposit product targeted to the needs of our PPP borrowers. We intend to have various term offerings to match our funding needs. Plans for 2022 include marketing commercial checking accounts to selected business customers and expanded roll out of our deposit product targeted to the needs of our SBA borrowers. These accounts offer small business cash management tools including ACH and wire capabilities, competitive interest rates, and personalized customer support. The commercial checking account is expected to be a no-fee based account with emphasis on electronic banking. With no current plans to expand our brick-and-mortar branch network, online and mobile banking offers a means to meet customer needs and better efficiency through technology compared to traditional branch networks. We believe that the rise of mobile and online banking provides us the opportunity to further leverage the technological competency we have demonstrated in recent years.

We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 22.6% of total assets at December 31, 2021.

We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At December 31, 2021, we had the ability to access $10.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $4.1 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on the unsecured or secured lines of credit as of December 31, 2021. In long term borrowings, we had $1.1 million outstanding at December 31, 2021 related to the PPPLF. The PPPLF is secured by pledged PPP loans.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2021, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $85.8 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Capital Resources

Shareholders’ equity increased $69.5 million to $115.4 million at December 31, 2021 compared to $45.9 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to the net proceeds of $35.6 million from the issuance of 4,025,000 shares of common stock in our IPO and net income recognized of $31.6 million. Stock options exercised, and stock-based compensation increased additional paid-in capital aggregately by approximately $2.4 million.

We use several indicators of capital strength. The most commonly used measure is average common equity to average assets, which was 23.1% and 16.0% at December 31, 2021 and 2020, respectively.

Index
Our return on average equity was 39.2% and 28.4% for the years ended December 31, 2021 and 2020, respectively. Our return on average assets was 9.1% and 4.5% for the years ended December 31, 2021 and 2020, respectively.

We seek to maintain adequate capital to support anticipated asset growth, operating needs and unexpected risks, and to ensure that we are in compliance with all current and anticipated regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank has elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these new capital requirements, as temporarily amended by Section 4012 of the CARES Act, the Bank must maintain a leverage ratio greater than 8% for 2020 and 8.5% for 2021.

As of December 31, 2021 and 2020, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	December 31,
Capital Ratios	2021	2020	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	17.7%	16.6%	8.5	%(1)
(1) The Well-Capitalized Requirement for 2020 was 8.0%.

Index
Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2021.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$115,947	$115,947	$—	$—	$—
Time deposits	98,184	41,567	37,023	19,594	—
Long term borrowings(1)	1,050	573	—	477	—
Operating lease obligations	8,717	946	2,212	2,204	3,355
Total	$223,898	$159,033	$39,235	$22,275	$3,355

(1) Balances in this category pertain to the PPPLF and are fully-collateralized with PPP loans

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We are not aware of any accounting loss to be incurred by funding these commitments; if required, we would maintain an allowance for off-balance sheet credit risk which would be recorded in other liabilities on the consolidated balance sheets.

Our commitments to extend credit as of the dates indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31,
($ in thousands)	2021	2020
Revolving, open-end lines of credit	$1,259	$757
Commercial real estate	15,402	14,468
Other unused commitments	377	928
Total commitments	$17,038	$16,153

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements, included elsewhere in this Report, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

Index
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments.

Allowance for Loan Losses. The ALL is a valuation allowance for probable incurred credit losses. Loans that are deemed to be uncollectible are charged off and deducted from the ALL. The provision for loan losses and recoveries on loans previously charged off are credited to the ALL. The ALL consists of specific and general components subject to significant judgment and short-term change. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

The general component covers loans that are collectively evaluated for impairment and loans that are not individually identified for impairment evaluation. The general component is based on historical loss experience adjusted for current factors and includes actual loss history experienced for the preceding three fiscal years and the interim period for the current fiscal year. This actual loss experience is supplemented with other qualitative economic factors based on the risks present for each portfolio type. These economic factors include consideration of the following: levels and trends in delinquencies and impaired loans (including TDRs); levels and trends in charge-offs and recoveries, trends in volumes and terms of loans; migration of loans to the classification of special mention, substandard, or doubtful; effects of any change in risk selection and underwriting standards; other changes in lending policies and procedures; national and local economic trends and conditions; and effects of changes in credit concentrations. Generally, our estimate for the ALL does not have significant sensitivity to the changes in the qualitative factors. For a 0.20% increase in the qualitative economic factors assigned by us to each loan category the ALL at December 31, 2021 would have increased by approximately $0.3 million. The Company considered COVID-19 to be the most significant factor the Company uses in the qualitative economic factors estimate of the ALL. The ALL increase associated with the COVID-19 pandemic was $0.7 million as of December 31, 2021 and December 31, 2020.

These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings or the increases in loss rates but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the risk ratings and loss severities currently in use are appropriate.

We estimate the allowance balance required using past loan loss experience, current economic conditions, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Amounts are charged off when available information confirms that specific loans, or portions thereof, are uncollectible. This methodology for determining charge-offs is consistently applied to each group of loans. We group loans into different categories based on loan type to determine the appropriate allowance for each loan group.

The Company generally places loans on a nonaccrual status when: (1) payment is in default for 90 days or more unless the loan is well secured and in the process of collection; or (2) full repayment of principal and interest is not foreseen. When a loan is placed on nonaccrual status, all accrued and uncollected interest on that loan is reversed. Past-due interest received on nonaccrual loans is not recognized in interest income but is applied as a reduction of the outstanding principal of the loan consistent with the accounting for impaired loans. A loan is relieved of its nonaccrual status when all principal and interest payments are brought current, the loan is well secured, and an analysis of the borrower’s financial condition provides reasonable assurance that the borrower can repay the loan as scheduled.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Impairment is evaluated in total for smaller-balance loans of similar nature, such as Strategic Program loans, and on an individual loan basis for commercial real estate secured and SBA and commercial non-real estate and consumer loans. If a loan or pool of loans is impaired, a portion of the allowance is allocated so that the loan or pool of loans is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. We considered the significance of payment delays on a case by case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to principal and interest owed.

See our consolidated financial statements included elsewhere in this Report and “—Principal Factors Affecting Our Financial Condition—Allowance for Loan Losses” for more information.

Stock-based Compensation. Our historical and outstanding stock-based compensation awards are described in Note 10 in our annual consolidated financial statements included elsewhere in this Report.

Index
We record stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”) and recognize stock-based compensation expense in the period in which an employee or non-employee is required to provide service, which is generally over the vesting period of the individual stock-based payment award. Compensation expense for awards is recognized over the requisite service period on a straight-line basis and we account for forfeitures as they occur. We classify our awards as equity awards and these awards are valued as of the grant date based upon the underlying stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends.

The determination of the grant date fair value using an option pricing model is affected principally by our estimated fair value of our common stock and requires us to make a number of other assumptions, including the expected term of the award, the expected volatility of the underlying shares, the risk-free interest rate and the expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.  If any assumptions change, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•
Expected Term. The expected term represents the period that our awards are expected to be outstanding. We calculated the expected term using a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards.

•
Expected Volatility. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the awards, as we do not have any trading history to use the volatility of our own common shares. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available.

•	Risk-Free Interest Rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life.

•	Expected Dividend Yield. We have not paid dividends on our common shares nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

For the years ended December 31, 2021 and 2020, stock-based compensation expense was $2.1 million and $1.8 million, respectively. As of December 31, 2021, we had $0.3 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 2.33 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Fair Value of Common Stock.  There was no public market for our common shares prior to the completion of our initial public offering on November 23, 2021. As such, the estimated fair value of our common shares has previously been determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of our common shares. As part of these fair value determinations, our board of directors obtained and considered valuation reports prepared by a third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In estimating the fair value of our common shares prior to the offering completed on November 23, 2021, multiple factors were considered in selecting an appropriate valuation approach, including, without limitation: (i) does the valuation method reflect our going-concern and/or expected time to liquidity status; (ii) does the valuation method assign value to the junior instruments, unless a future exit scenario is being analyzed whereby no cash is being distributed to the junior instruments based on equity class-specific rights; and (iii) is the method appropriate based on our stage of development at the date of the valuation. The valuation method evaluated and utilized, as appropriate, was the Option Pricing Method, or OPM. The OPM is a forward-looking method that considers our current equity value and was used to allocate our total equity value between common stock and stock options granted considering a continuous distribution of outcomes, rather than focusing on distinct future scenarios.

We estimated fair value of our common shares using the OPM given the uncertainty associated with both the timing and type of any future exit scenario and applied an Income Approach and Market Approach. The Income Approach attempts to value an asset or security by estimating the present value of the future economic benefits it is expected to produce. These benefits can include earnings, cost savings, tax deductions, and disposition proceeds from the asset. An indication of value may be developed in this approach by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation over the holding period, and the risks associated with realizing the cash flows in the amounts and at the times projected. The discount rate selected is typically based on rates of return available from alternative investments of similar type and quality as of the valuation date. The most commonly employed income approach to valuation is the discounted cash flow analysis. The Market Approach estimates the value of an asset or security by examining observable market values for similar assets or securities. Sales and offering prices for comparable assets are adjusted to reflect differences between the asset being valued and the comparable assets, such as, location, time and terms of sale, utility, and physical characteristics. When applied to the valuation of equity, the analysis may include consideration of the financial condition and operating performance of the company being valued relative to those of publicly traded companies or to those of companies acquired in a single transaction, which operate in the same or similar lines of business.

Index
The OPM uses option theory to value securities in light of their respective claims to the enterprise value. Total equity value is allocated based upon a series of call options with strike prices at various value levels depending upon the rights and preferences of type of outstanding share. While the OPM is capable of allocating value across distinct share classes, because we have only a single class of stock, the OPM applied was utilized only to estimate the value allocable between common stock and stock options granted. A Black-Scholes closed form option pricing model is typically employed in this analysis, with an option term assumption that is consistent with expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term.

When estimating our total equity value, we applied both an Income Approach and Market Approach and weighted the results evenly. The Income Approach utilized discounted cash flows using forecasted assumptions of operating income and a discount rate based on the cost of equity. The Market Approach was applied considering a set of guideline comparable companies, known as the Guideline Publicly-Traded Companies Method, or GPTCM. Under the GPTCM, valuation multiples were calculated from the market data and operating metrics of the guideline companies. The selected multiples were evaluated and adjusted based on the characteristics of the Company relative to the comparable companies being analyzed. The selected multiples were ultimately applied to our operating metrics to calculate indications of value. A discount for lack of marketability, or DLOM, was also then applied.

We considered various objective and subjective factors to estimate the fair value of the Company’s equity price per share of each grant date, including the value estimated by a third-party valuation firm. The factors considered by the third-party valuation firm and our board of directors included the following:

•	Our financial performance, capital structure and stage of development;

•	Our management team and business strategy;

•	External market conditions affecting our industry, including competition and regulatory landscape;

•	Our financial position and forecasted operating results;

•	The lack of an active public or private market for our equity shares;

•	Historical discussions we have had with potential private investors;

•	The likelihood of achieving a liquidity event, such as a sale of the Company or an initial public offering of our equity shares; and

•	Market performance analyses, including with respect to share price valuation, of similar companies in our industry.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between the assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common shares.

After the completion of our initial public offering on November 23, 2021, it is no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for stock-based awards we may grant, as the fair value of our common stock will be determined based on the closing price of our common stock as reported on the date of grant.

Income Taxes.  We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is not likely to be realized and, accordingly, has provided a full valuation allowance.

Index
We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. Our unrecognized tax benefits, if recognized, would not have an impact on our effective tax rate assuming we continue to maintain a full valuation allowance position. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. During the years ended December 31, 2021 and 2020, the Company recognized de minimis interest and penalties.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are “tangible book value per share,”  and “total nonperforming assets and troubled debt restructurings to total assets (less PPP loans).” Our management uses these non-GAAP financial measures in its analysis of our performance.

•
“Tangible book value per share” is defined as book value per share less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of each period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets as of any of the dates indicated. We have not considered loan servicing rights as an intangible asset for purposes of this calculation. As a result, tangible book value per share is the same as book value per share as of each of the dates indicated.

•
“Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)” is defined as the sum of nonperforming assets and troubled debt restructurings divided by total assets minus PPP loans. The most directly comparable GAAP financial measure is the sum of nonperforming assets and troubled debt restructurings to total assets. We believe this measure is important because we believe that PPP loans will not be included in nonperforming assets or troubled debt restructurings since PPP loans are 100% guaranteed by the SBA. We believe that the non-GAAP measure more accurately discloses the proportion of nonperforming assets and troubled debt restructurings to total assets consistently with periods prior to the presence of PPP loans.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these measures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following table provides a reconciliation of these non-GAAP financial measures to the most closely related GAAP measure.

Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)

	Year Ended December 31,
($ in thousands)	2021	2020
Total nonperforming assets and troubled debt restructuring	$763	$1,701
Total assets	$380,214	$317,515
PPP loans	$1,091	$107,145
Total assets less PPP loans	$379,123	$210,370
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)	0.2%	0.8%

Index
Recently Issued Accounting Pronouncements

See our consolidated financial statements included elsewhere in this Report for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Under the filer category of “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part II, Item 7A of this Report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
FinWise Bancorp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FinWise Bancorp and Subsidiary (the “Company”), as of December 31, 2021 and 2020, the related consolidated statements of income, changes in shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Spokane, Washington
March 30, 2022

We have served as the Company’s auditor since 2018.

Index
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents
Cash and due from banks	$411	$405
Interest-bearing deposits	85,343	46,978
Total cash and cash equivalents	85,754	47,383
Investment securities held-to-maturity, at cost	11,423	1,809
Investment in Federal Home Loan Bank (FHLB) stock, at cost	378	205
Loans receivable, net	198,102	232,074
Strategic Program loans held-for-sale, at lower of cost or fair value	60,748	20,948
Premises and equipment, net	3,285	1,264
Accrued interest receivable	1,548	1,629
Deferred taxes, net	1,823	452
SBA servicing asset, net	3,938	2,415
Investment in Business Funding Group (BFG), at fair value	5,900	3,770
Investment in FinWise Investments, LLC	80	—
Other assets	7,235	5,566
Total assets	$380,214	$317,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$110,548	$88,067
Interest-bearing	141,344	76,409
Total deposits	251,892	164,476
Accrued interest payable	48	195
Income taxes payable, net	233	709
PPP Liquidity Facility	1,050	101,007
Other liabilities	11,549	5,256
Total liabilities	264,772	271,643

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, $.001 par value, 4,000,000 authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 12,772,010 and 8,660,334 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	13	9
Additional paid-in-capital	54,836	16,853
Retained earnings	60,593	29,010
Total shareholders' equity	115,442	45,872
Total liabilities and shareholders' equity	$380,214	$317,515

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020
Interest income
Interest and fees on loans	$49,135	$29,271
Interest on securities	47	34
Other interest income	61	201
Total interest income	49,243	29,506

Interest expense
Interest on deposits	1,138	1,583
Interest on PPP Liquidity Facility	127	173
Total interest expense	1,265	1,756
Net interest income	47,978	27,750

Provision for loan losses	8,039	5,234
Net interest income after provision for loan losses	39,939	22,516

Non-interest income
Strategic Program fees	17,959	9,591
Gain on sale of loans, net	9,689	2,849
SBA loan servicing fees	1,156	1,028
Change in fair value on investment in BFG	2,991	856
Other miscellaneous income	49	49
Total non-interest income	31,844	14,373

Non-interest expense
Salaries and employee benefits	22,365	16,835
Occupancy and equipment expenses	810	694
Impairment of SBA servicing asset	800	—
Loss on investment in BFG	—	50
Other operating expenses	5,536	4,170
Total non-interest expense	29,511	21,749
Income before income tax expense	42,272	15,140

Provision for income taxes	10,689	3,942
Net income	$31,583	$11,198

Earnings per share, basic	$3.44	$1.29
Earnings per share, diluted	$3.27	$1.28

Weighted average shares outstanding, basic	8,669,724	8,025,390
Weighted average shares outstanding, diluted	9,108,163	8,069,634

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2019	8,709,756	$9	$15,274	$17,812	$33,095
Stock-based compensation expense	—	—	1,756	—	1,756
Issuance of warrants to BFG	—	—	50	—	50
Repurchase of restricted stock to pay for employee withholding taxes	(73,770)	—	(268)	—	(268)
Stock options exercised	34,776	—	82	—	82
Repurchase of common stock	(10,428)	—	(41)	—	(41)
Net income	—	—	—	11,198	11,198
Balance at December 31, 2020	8,660,334	$9	$16,853	$29,010	$45,872
Stock-based compensation expense	—	—	2,100	—	2,100
Issuance of common stock	4,025,000	4	35,572	—	35,576
Stock options exercised	86,676	—	311	—	311
Net income	—	—	—	31,583	31,583
Balance at December 31, 2021	12,772,010	$13	$54,836	$60,593	$115,442

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$31,583	$11,198
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	743	1,012
Provision for loan losses	8,039	5,234
Net amortization in securities discounts and premiums	25	14
Capitalized servicing assets	(2,753)	(1,139)
Gain on sale of SBA loans, net	(9,689)	(2,849)
Originations of Strategic Program loans held-for-sale	(6,335,194)	(2,312,697)
Proceeds on Strategic Program loans held-for-sale	6,295,394	2,316,858
Change in fair value of BFG	(2,991)	(856)
Impairment of SBA servicing asset	800	—
Loss on investment in BFG	—	50
Stock-based compensation expense	2,100	1,756
Deferred income tax benefit	(1,371)	(312)
Net changes in:
Accrued interest receivable	81	(686)
Accrued interest payable	(147)	131
Other assets	(1,669)	(2,212)
Other liabilities	5,817	4,083
Net cash provided by (used in) operating activities	(9,232)	19,585

Cash flows from investing activities:
Net increase (decrease) in loans receivable	41,622	(128,734)
Purchase of loan pools	(6,000)	—
Investments in FinWise Investments, LLC	(80)	—
Distributions from BFG	861	545
Purchase of bank premises and equipment	(2,334)	(592)
Proceeds from maturities and paydowns of securities held-to-maturity	678	375
Purchases of securities held-to-maturity	(10,317)	(1,745)
Purchase of FHLB stock	(173)	(65)
Net cash provided by (used in) investing activities	24,257	(130,216)

Cash flows from financing activities:
Net increase in deposits	87,416	22,455
Proceeds from initial public offering, net	35,576	—
Proceeds from exercise of stock options	311	82
Proceeds from PPP Liquidity Facility	5,558	115,975
Repayment of PPP Liquidity Facility	(105,515)	(14,968)
Repurchase of restricted stock to pay for employee withholding taxes	—	(268)
Repurchase of common stock	—	(41)
Net cash provided by financing activities	23,346	123,235

Net change in cash and cash equivalents	38,371	12,604
Cash and cash equivalents, beginning of the period	47,383	34,779
Cash and cash equivalents, end of the period	$85,754	$47,383

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$10,473	$3,329
Interest	$1,265	$1,625

The accompanying notes are an integral part of these consolidated financial statements.

Index
Note 1 – Summary of Significant Accounting Policies

Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned banking subsidiary, FinWise Bank, dba Utah Community Bank. Utah Community Bank was incorporated in the state of Utah on May 7, 1999. All West Bancorp was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of Utah Community Bank. As of March 4, 2016, Utah Community Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, All West Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.

On July 15, 2021, the Company publicly filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its Initial Public Offering (“IPO”) (the “Registration Statement”), which was subsequently amended on July 30, 2021, August 4, 2021, November 1, 2021, and November 16, 2021. The Registration Statement was declared effective by the SEC on November 18, 2021. In connection with the IPO, the Company issued 4,025,000 shares of common stock, par value of $0.001, which included 525,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $10.50 per share and began trading on the Nasdaq Stock Market LLC on November 19, 2021. On November 23, 2021, the closing date of the IPO, the Company received total net proceeds of $39.3 million. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $35.6 million.

The Bank is an independent bank that provides a full range of banking services to individual and corporate customers. The Bank’s primary source of revenue is from loans including Small Business Administration (SBA), commercial, commercial real estate, residential real estate, and consumer. The Bank also has established Strategic Programs with various third-party loan origination platforms that use technology to streamline the origination of unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. The Bank earns monthly program fees based on the volume of loans originated in these Strategic Programs, as well as interest during the time the Bank holds the loans.

The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those agencies.

Stock split and changes in authorized shares – On July 26, 2021, the Board of Directors declared a six-for-one stock split of the Company’s issued and outstanding shares of common stock, which was effective on July 26, 2021. Accordingly, except for the amount of authorized shares, all references to share and per share amounts for the periods presented in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements have been retroactively restated to reflect this stock split. As a subsequent event, effective as of July 28, 2021, authorized capital stock was increased to 44,000,000 shares of capital stock, consisting of (i) 40,000,000 shares of common stock, par value $0.001 per share, and (ii) 4,000,000 shares of Preferred Stock, par value $0.001 per share.

Index
COVID-19 – On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic. Local and national governments and regulatory authorities have systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, shelter in place, stay home, and similar directives and orders. In response to the COVID-19 pandemic and in adherence with state and local guidelines, the Company has implemented the business continuity plan and other measures and activities to protect the Company’s employees and, at the same time, to assist the Company’s clients and the communities of which the Company is a part, including remote working for the majority of the Company’s employees, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program (“PPP”) for loans to qualifying small businesses.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”).

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00%. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. Payments are deferred for at least the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. During the year ended December 31, 2020, the Company originated 700 PPP loans for a total principal amount of $126.6 million. At December 31, 2020, net deferred loan fees related to PPP loans totaled $1.9 million, which will be recognized over the life of the loans and as borrowers are granted forgiveness. Participation in the PPP will likely have a positive impact on the Company’s financial position and results of operations as this fee income is recognized over the term of the PPP loans. As of December 31, 2020, PPP borrowers have applied for and received forgiveness from the SBA for $19.3 million of PPP loan principal and have made $0.2 million of principal payments leaving $107.1 million of PPP loan principal outstanding. The loan forgiveness resulted in an acceleration of deferred loan fees of $0.4 million for the year ended December 31, 2020. As of December 31, 2021, PPP borrowers have applied for and received forgiveness from the SBA for $125.2 million of PPP loan principal and have made $0.3 million of principal payments leaving $1.1 million of PPP loan principal outstanding. The loan forgiveness resulted in an acceleration of deferred loan fees of $1.5 million for the year ended December 31, 2021.

Principles of consolidation – The consolidated financial statements include the accounts of FinWise Bancorp and its wholly-owned subsidiary, FinWise Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

Significant concentrations of credit risk – All of the Company’s activities are with customers located throughout the United States. The Company has concentrations in SBA loans, Strategic Program loans, and residential real estate loans. Accordingly, their ultimate collectability is particularly susceptible to changes in market conditions.

Ongoing analysis of the Company’s loan portfolio is performed to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. As of December 31, 2021 and 2020, the Company analyzed its exposure to credit risks and concluded that no significant exposure exists from such concentrations of credit risks.

Use of estimates – In preparing the consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated balance sheets and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Index
Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses (ALL), the determination of the fair value of certain financial instruments, deferred income tax assets and stock-based compensation.

Management believes the ALL is adequate. While management uses currently available information to recognize losses on loans, future additions to the allowance may be necessary based on economic conditions and individual credit deterioration.

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Cash and cash equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less (including cash, amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold) to be cash equivalents.

The Company maintains its cash in deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments

Investment securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company did not hold any available for sale securities at December 31, 2021 or 2020.

When the estimated fair value of a security is lower than the book value, a security is considered temporarily impaired. On a quarterly basis, the Company evaluates any securities in a loss position to determine whether the impairment is other-than-temporary. If there is intent to sell the security, or if the Company will be required to sell the security, or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired (“OTTI”) and impairment is recognized. The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in AOCI in the case of securities classified as available for sale.

Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is OTTI. Certain factors considered include, but are not limited to: (a) the length of time and the extent to which the security has been in an unrealized loss position, (b) changes in the financial condition of the issuer, (c) the payment structure of debt securities, (d) adverse changes in ratings issued by rating agencies, (e) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Purchased premiums and discounts on debt securities are amortized or accreted over the terms of the securities using the effective-yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Equity method investments – Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships and limited liability companies of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option and are not required to be consolidated. The Company concluded that, consistent with its accounting policy, the Company’s level of ownership in Business Funding Group, LLC (“BFG”) was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. Pursuant to electing the fair value option, the Company measures its investment in BFG at fair value each reporting period and changes in fair value are recorded in the Consolidated Statements of Income within ‘Change in fair value on investment in BFG.’ See Note 9, Investments, for a discussion about the Company’s investment in BFG.

Investment in Federal Home Loan Banks (“FHLB”) stock – FHLB stock are required investments based on the level of the Bank’s assets, capital and/or capital/surplus. FHLB stock is carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for this stock as it has no quoted market value, it is a required investment and it is expected to be redeemed at par value. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt. Cash dividends are reported as a component of Other miscellaneous income in the Consolidated Statements of Income.

Index
Loans held-for-sale – While the Company sells the vast majority of the loans funded in its Strategic Programs shortly after origination, the Company may choose to retain a portion of the funded loans and/or receivables. The loans and/or receivables the Company intends to sell are carried at lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Origination fees, net of certain direct costs associated with originating these loans, are recognized in other income when the loans are sold.

Loans receivable – Loans receivable are reported at their outstanding principal adjusted for any charge-offs, the ALL, and deferred fees and costs. Loan origination fees, net of certain direct origination costs, if any, are deferred and recognized on an adjustment of the related loan yield using an effective-yield method over the contractual life of the loan. Interest income on loans is recognized on an accrual basis commencing in the month of origination using the interest method. Delinquency fees are recognized in income when chargeable and when collectability is reasonably assured

The Company requires most loans to be substantially collateralized by real estate, equipment, vehicles, accounts receivable, inventories or other tangible or intangible assets. Real estate collateral is in the form of first and second mortgages on various types of property. The Company also originates unsecured loans to consumers and businesses.

The Company may change intent from holding loans for investment and reclassify them as held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost and fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value.

Allowance for loan losses – The ALL consists of specific and general components. The specific component relates to impaired loans as defined by GAAP. For such loans that are classified as impaired, an allowance is established when the discounted cash flows, or the fair value of the collateral if the loan is collateral dependent, of the impaired loan is lower than the carrying value of that loan. The general component covers all loans not classified as impaired and is based on historical loss experience and general economic factors, adjusted for qualitative risk factors, both internal and external to the Company. The general component is calculated separately for each risk category.

The ALL represents the Company’s estimate of probable and estimable losses inherent to the loan portfolio as of the balance sheet date. Losses are charged to the ALL when recognized. Generally, loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part unless the loan is well secured and in the process of collection. The Company establishes the amount of the ALL by loan type, at least quarterly, and the Company adjusts the provision for loan losses so the ALL is at an appropriate level at the balance sheet date.

The Company determines ALL as the best estimate within a range of estimated losses. The methodologies the Company uses to estimate the ALL depend upon the impairment status and risk category of the loan. After applying historic loss experience, as described above, the Company reviews the quantitatively derived level of ALL for each category using qualitative criteria. The Company tracks various risk factors that influence the judgment regarding the level of the ALL across the risk categories. Risk factors include changes in national, regional, and local economic conditions that affect the borrowers’ business, delinquency, and charge off trends, and data from peer groups, among others. The Company reviews changes in these factors to ensure that changes in the level of the ALL are directionally consistent with changes in these factors.

Nonaccrual loans – The Company’s policy is to place loans on a nonaccrual status when: 1) payment is in default for 90 days or more unless the loan is well secured and in the process of collection; or 2) full repayment of principal and interest is not foreseen. When a loan is placed on nonaccrual status, all accrued and uncollected interest on that loan is reversed. Past-due interest received on nonaccrual loans is not recognized in interest income but is applied as a reduction of the outstanding principal of the loan consistent with the accounting for impaired loans. A loan is relieved of its nonaccrual status when all principal and interest payments are brought current, the loan is well secured, and an analysis of the borrower's financial condition provides reasonable assurance that the borrower can repay the loan as scheduled.

Impaired loans – Loans are considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. When a loan is impaired, the Company estimates a specific reserve for the loan based on the fair value of the loan’s underlying collateral, less the cost to sell, or the projected present value of future cash flows. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual status are not recognized in interest income but are applied as a reduction of the outstanding principal. Payments are recognized when cash is received.

Index
Troubled debt restructurings (TDR) – Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis and, depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal, or other concessions. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered a TDR.

The Company considers many factors in determining whether to agree to a loan modification involving concessions, and seeks a solution that will both minimize potential loss to the Company and attempt to help the borrower. The Company evaluates borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral, the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.

TDRs may be classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed.

Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Premises and equipment, net – Premises and equipment are stated at cost less accumulated depreciation. Depreciation included in the operating expense is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for new premises and equipment and major improvements are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are included in non-interest expense.

Income taxes – Deferred income tax assets and deferred income tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial statements.

Transfer of financial assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

SBA servicing asset, net – Servicing assets are recognized as separate assets when servicing rights are acquired through sale of financial assets. For sales of SBA loans, or portions of SBA loans, with servicing retained, a portion of the cost of originating the loan is allocated to the servicing asset based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying loans.

The SBA servicing asset is evaluated annually for impairment based on the fair value of the asset as compared to amortized cost. Capitalized servicing rights are stated separately on the consolidated balance sheet and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income, which is reported in the consolidated statements of income in SBA loan servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing assets and changes in the valuation allowance are netted against loan servicing income.

Index
Revenue from contracts with customers – The Company applies the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Services that the Company reports as part of non-interest income are subject to ASC 606 and include fees from its deposit customers for transaction-based activities, account maintenance charges and overdraft services. Transaction-based fees, such as ACH and wire transfer fees, overdraft, return and stop payment charges, are recognized at the time such transactions are executed and the services have been fulfilled by the Company. The fees are typically withdrawn from the customer’s deposit account balance. The Company also receives fees from third-parties in its Strategic Programs for setting up systems and procedures to efficiently originate loans in a convenient, compliant and safe manner. Because the third-party simultaneously receives and benefits from the services, revenue is recognized evenly over the term of the loan program.

Stock-based compensation – The Company accounts for all stock-based awards to employees and non-employees, including grants of stock options and restricted stock awards, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Restricted stock awards are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company expenses stock-based compensation related to stock options and restricted stock over the requisite service period. The Company accounts for forfeitures of stock–based awards as they occur. Stock-based compensation expense pertaining to employees is included in salaries and employee benefits on the income statement. Stock-based compensation expense related to directors and consultants is included in other operating expenses on the income statement.

Earnings per share (“EPS”) – Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental common shares issuable upon exercise of outstanding stock options and non-vested restricted common shares, that are not considered participating securities, using the treasury stock method.

The two-class method is used to determine earnings per share based on participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to its employees that includes rights to participate in distributed earnings is considered a participating security and the Company uses the two-class method to calculate net income available to the Company’s common shareholders per common share – basic and diluted.

Off-balance sheet instruments – In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheet. Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.

Segment reporting – The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), consisting of the Company’s chief executive officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. In addition, the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. As a result, management has determined that the Company’s business operates in a single operating segment. Since the Company operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. On January 1, 2020, the Company adopted this guidance, which did not have a material impact on the Company’s consolidated financial statements.

Index
Accounting pronouncements to be adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The guidance was initially effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. However, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, delaying the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under ASC Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. However, the FASB issued an ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

Note 2 – Investments

Investment securities held-to-maturity, at cost

The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at December 31, 2021 and 2020, are summarized as follows:

	December 31, 2021
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$11,423	$23	$(114)	$11,332
	December 31, 2020
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$1,809	$70	$—	$1,879

The Company had nine securities in an unrealized loss position at December 31, 2021, none in an unrealized loss at December 31, 2020.

	December 31, 2021
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,961	$(114)	$—	$—	$8,961	$(114)

Index
The amortized cost and estimated market value of debt securities at December 31, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,541	1,548
Due after ten years	9,882	9,783
	$11,423	$11,332

At December 31, 2021, all held-to-maturity securities were pledged as collateral for a credit line held by the Bank. There were no sales of investment securities during the year ended December 31, 2021 or 2020.

FHLB stock

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At December 31, 2021 and 2020, the Bank owned $0.4 million and $0.2 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2021 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Loan Losses

Loans are summarized as follows according to major risk category as of December 31, 2021 and 2020:

	December 31,
	2021	2020
($ in thousands)
SBA	$142,392	$203,317
Commercial, non-real estate	3,428	4,020
Residential real estate	27,108	17,740
Strategic Program loans	85,850	28,265
Commercial real estate	2,436	2,892
Consumer	4,574	5,543
Total loans	$265,788	$261,777
Loans held-for-sale	(60,748)	(20,948)
Total loans held for investment	$205,040	$240,829
Deferred loan costs (fees), net	2,917	(2,556)
Allowance for loan losses	(9,855)	(6,199)
Net loans	$198,102	$232,074

Index
Strategic Program Loans – In 2016, the Company began originating loans with various third-party loan origination platforms that use technology and other innovative systems to streamline the origination of unsecured consumer and secured or unsecured business loans to a wide array of borrowers within certain approved credit profiles. Loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. The Company earns monthly minimum program fees from these third parties. Based on the volume of loans originated by the Company related to each Strategic Program, an additional fee equal to a percentage of the loans generated under the Strategic Program may be collected. The program fee is included within non-interest income on the Consolidated Statements of Income.

The Company generally retains the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program platform or another investor. Interest income is recognized by the Company while holding the loans. These loans are classified as held-for-sale on the balance sheet.

The Company may also hold a portion of the loans or receivable and sell the remainder directly to the Strategic Programs or other investors. The Company generally services the loans originated through the Strategic Programs in consideration of servicing fees equal to a percentage of the loans generated under the Strategic Programs. In turn, the Strategic Program service providers, subject to the Company’s approval and oversight, serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.

Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the deposit reserve account balance does not fall below the dollar amount of the total loans outstanding currently held by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at December 31, 2021 and 2020, was $39.6 million and $18.6 million, respectively.

Strategic Program loans retained and held-for-sale as of December 31, 2021 and 2020, are summarized as follows:

	December 31,
	2021	2020
($ in thousands)
Retained Strategic Program loans	$25,102	$7,317
Strategic Program loans held-for-sale	60,748	20,948
Total Strategic Program loans	$85,850	$28,265
Changes in the ALL are summarized as follows:

December 31, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$920	$232	$855	$4,111	$19	$62	$6,199
Charge-offs	(154)	(63)	—	(4,684)	—	(4)	(4,905)
Recoveries	46	103	—	372	—	1	522
Provision	1,927	(140)	(503)	6,750	2	3	8,039
Balance at end of year	$2,739	$132	$352	$6,549	$21	$62	$9,855
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$2,739	$132	$352	$6,549	$21	$62	$9,855
Loans receivable	$142,392	$3,428	$27,108	$25,102	$2,436	$4,574	$205,040
Ending balance individually evaluated for impairment	972	—	—	—	—	—	972
Ending balance collectively evaluated for impairment	$141,420	$3,428	$27,108	$25,102	$2,436	$4,574	$204,068

Index
December 31, 2020
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$907	$64	$55	$3,430	$14	$61	$4,531
Charge-offs	(197)	(332)	—	(3,262)	—	(17)	(3,808)
Recoveries	—	—	—	236	5	1	242
Provision (recapture)	210	500	800	3,707	—	17	5,234
Balance at end of year	$920	$232	$855	$4,111	$19	$62	$6,199
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$920	$232	$855	$4,111	$19	$62	$6,199
Loans receivable	$203,317	$4,020	$17,740	$7,317	$2,892	$5,543	$240,829
Ending balance individually evaluated for impairment	917	—	756	—	—	—	1,673
Ending balance collectively evaluated for impairment	$202,400	$4,020	$16,984	$7,317	$2,892	$5,543	$239,156

The following tables summarize impaired loans as of December 31, 2021 and 2020:

December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$972	$972	$—	$945	$47
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	189	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$972	$972	$—	$1,134	$47

Index
December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$917	$917	$—	$892	$45
Commercial, non-real estate	—	—	—	123	—
Residential real estate	756	756	—	378	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,673	$1,673	$—	$1,393	$45

For the years ending December 31, 2021 and 2020, there were no impaired loans with an allowance recorded.

Nonaccrual and past due loans are summarized below as of December 31, 2021 and 2020:

December 31, 2021
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non-Accrual	Total

SBA	$141,488	$247	$—	$—	$247	$657	$142,392
Commercial, non-real estate	3,428	—	—	—	—	—	3,428
Residential real estate	27,108	—	—	—	—	—	27,108
Strategic Program loans	84,065	1,041	690	54	1,785	—	85,850
Commercial real estate	2,436	—	—	—	—	—	2,436
Consumer	4,554	20	—	—	20	—	4,574
Total	$263,079	$1,308	$690	$54	$2,052	$657	$265,788

December 31, 2020
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non-Accrual	Total
SBA	$202,501	$—	$—	$—	$—	$816	$203,317
Commercial, non-real estate	4,020	—	—	—	—	—	4,020
Residential real estate	17,740	—	—	—	—	—	17,740
Strategic Program loans	27,886	235	128	1	364	15	28,265
Commercial real estate	2,892	—	—	—	—	—	2,892
Consumer	5,543	—	—	—	—	—	5,543
Total	$260,582	$235	$128	$1	$364	$831	$261,777

Index
The amount of interest income for the years ended December 31, 2021 and 2020, that was not recorded on nonaccrual loans was approximately $0.1 million and $0.1 million, respectively.

In addition to past due and nonaccrual status criteria, the Company also evaluates loans using a loan grading system. Internal loan grades are based on current financial information, historical payment experience, and credit documentation, among other factors. Performance-based grades are summarized below:

Pass (Loan Grades 1-4) – A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is considered remote.

Special Mention (Loan Grade 5) – A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Company is currently protected and loss is considered unlikely and not imminent.

Classified Substandard (Loan Grade 6) – A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well defined weaknesses and are characterized by the distinct possibility that the Company may sustain some loss if deficiencies are not corrected.

Classified Doubtful (Loan Grade 7) – A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable.

Classified Loss (Loan Grade 8) – A loss loan has an existing weakness or weaknesses that render the loan uncollectible and of such little value that continuing to carry as an asset on the Bank’s book is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical nor desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.

The Company does not currently grade retained Strategic Program loans due to their small balances and homogenous nature. Credit quality for Strategic Program loans is highly correlated with delinquency levels. The Strategic Program loans are evaluated collectively for impairment.

Outstanding loan balances categorized by these credit quality indicators are summarized as follows at December 31, 2021 and 2020:

December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$139,985	$1,435	$972	$142,392
Commercial, non-real estate	3,382	46	—	3,428
Residential real estate	27,108	—	—	27,108
Commercial real estate	2,436	—	—	2,436
Consumer	4,574	—	—	4,574
Not Risk Graded
Strategic Program loans				85,850
Total at December 31, 2021	$177,485	$1,481	$972	$265,788

Index
December 31, 2020
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$200,360	$2,040	$917	$203,317
Commercial, non-real estate	3,960	60	—	4,020
Residential real estate	16,984	—	756	17,740
Commercial real estate	2,892	—	—	2,892
Consumer	5,543	—	—	5,543
Not Risk Graded
Strategic Program loans				28,265
Total at December 31, 2020	$229,739	$2,100	$1,673	$261,777

Loans modified and recorded as TDR’s during the years ended December 31, 2021 and 2020, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2021
SBA	2	$106	$106
Total at December 31, 2021	2	$106	$106

Non-Accrual
SBA	1	$25	$25
December 31, 2020
SBA	3	$114	$114
Residential real estate	1	756	756
Total at December 31, 2020	4	$870	$870

Non-Accrual
SBA	1	$53	$53

At December 31, 2021 and 2020, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. Loans modified and recorded as TDR’s during the years ended December 31, 2021 and 2020 included modifications to rate and term. There were no principal charge-offs recorded related to TDRs during the years ended December 31, 2021 and 2020.

Index
During the year ended December 31, 2021, there was one new loan modification representing $0.01 million in principal and two previously reported TDRs representing $0.02 million in principal were paid in full with interest. Separately, one restructured loan incurred a default within 12 months of the restructure date during the year ended December 31, 2021. This same loan was paid in full with interest on May 28, 2021. The Company had a payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for a TDR modified within the previous 12 months pertaining to $0.1 million in principal for a SBA loan during the year ended December 31, 2020. The Company evaluated the restructuring for possible impairment but concluded that no impairment existed because payments were being received in arrears and adequate collateral existed. As a result, the Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the year ended December 31, 2020

COVID-Related Loan Deferments

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short -term modifications (for example, six months) made to a borrower affected by the COVID -19 pandemic does not need to be identified as a TDR if the loan was current at the time of modification. This relief applies to loan modifications executed between March 1, 2020 and January 1, 2022.  The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. None of these modifications were on deferment status as of December 31, 2021.  The dollar amount of other short-term modifications of loans held-for-investment not classified as troubled debt restructurings as of December 31, 2021 and December 31, 2020 was $0.5 million and $1.2 million.

Note 4 – Premises and Equipment

Premises and equipment at December 31, 2021 and 2020, consist of the following:

	December 31,
	2021	2020
($ in thousands)
Leasehold improvements	$80	$80
Furniture, fixtures, and equipment	2,218	1,782
Construction in progress	2,333	436
Total premises and equipment	$4,632	$2,298
Less accumulated depreciation	(1,347)	(1,034)
Premises and equipment, net	$3,285	$1,264

Depreciation expense was approximately $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

The Company leases its facilities under noncancelable operating leases. Rent expense for 2021 and 2020 was $0.5 million and $0.4 million, respectively. Future minimum annual rental payments for these leases are as follows ($ in thousands):

Year Ended December 31, 2022	$946
Year Ended December 31, 2023	1,108
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Thereafter	3,355
Total	$8,717

Index
Note 5 – Deposits

Major classes of deposits at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
($ in thousands)
Demand	$115,947	$94,162
Savings	6,685	7,435
Money markets	31,076	17,567
Time certificates of deposit	98,184	45,312
Total deposits	$251,892	$164,476

At December 31, 2021, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2022	$41,567
Year Ended December 31, 2023	20,721
Year Ended December 31, 2024	16,302
Year Ended December 31, 2025	10,070
Year Ended December 31, 2026	8,784
Thereafter	740
Total	98,184

Time deposits with balances equal or greater than $250,000 totaled $3.7 million and $3.1 million at December 31, 2021 and 2020, respectively.

Note 6 – SBA Servicing Asset

The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $210.2 million and $140.1 million at December 31, 2021 and 2020, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2021	2020
Beginning balance	$2,415	$2,034
Additions to servicing asset	2,753	1,139
Impairment of SBA servicing asset	(800)	—
Amortization of servicing asset	(430)	(758)
Ending balance	$3,938	$2,415

The fair market value of the SBA servicing asset as of December 31, 2021 and 2020, was $3.94 million and $2.53 million, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights. The SBA servicing asset recognized an impairment in the year ending December 31, 2021.  The Company believes future recovery of the amortized carrying value is likely.

Index
The Company assumed a weighted average prepayment rate of 14.37%, weighted average term of 4.02 years, and a weighted average discount rate of 11.38% at December 31, 2021.

The Company assumed a weighted average prepayment rate of 16.42%, weighted average term of 3.64 years, and a weighted average discount rate of 10.00% at December 31, 2020.

Note 7 – Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal and State of Utah banking agencies (the regulators). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off -balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk -weighting, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.

Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2020 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank's actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount		Ratio
December 31, 2021
Leverage ratio (CBLR election)	$65,503	17.7%	$31,442	*	8.5%
December 31, 2020
Leverage ratio (CBLR election)	$37,806	16.6%	$18,212	*	8.0%
* On March 27, 2020 the CARES Act became law. Section 4012 of the CARES Act directs the agencies to issue an interim final rule reducing the CBLR ratio requirement from 9% to 8% for the last two quarters of the year 2020, 8.5% for the calendar year 2021, and 9% thereafter.

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $0.0 million as of December 31, 2021 and 2020, respectively.

The Federal Reserve’s policy statement and supervisory guidance on the payment of cash dividends by a Bank Holding Company (“BHC”), such as FinWise Bancorp, expresses the view that a BHC should generally pay cash dividends on common stock only to the extent that (1) the BHC’s net income available over the past year is sufficient to cover the cash dividend, (2) the rate of earnings retention is consistent with the organization’s expected future needs and financial condition, and (3) the minimum regulatory capital adequacy ratios are met. Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the BHC.

In addition, since FinWise Bancorp is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, an ability to pay dividends depends on the ability of the Bank to pay dividends to FinWise Bancorp and the FDIC and the Utah Department of Financial Institutions (“UDFI”) may, under certain circumstances, prohibit the payment of dividends to FinWise Bancorp from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available.

Index
The Company has not paid any cash dividends on its common stock since inception and it currently has no plans to pay cash dividends in the foreseeable future. However, the Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations and, therefore, would limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.

Note 8 – Commitments and Contingent Liabilities

Federal Home Loan Bank Secured Line of Credit

As of December 31, 2021 and 2020, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $4.1 million and $4.4 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank's daily federal funds purchase rate. As of December 31, 2021, no amounts were outstanding under the line of credit. Loans totaling $5.4 million and $6.1 million were pledged to secure the FHLB line of credit as of December 31, 2021 and 2020, respectively.

Line of Credit

At December 31, 2021, we had the ability to access $10.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We had no outstanding balances on the unsecured or secured lines of credit as of December 31, 2021.

Paycheck Protection Program Liquidity Facility

On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $101.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2020.  The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2021.  The average outstanding borrowings were $49.0 million during the year ended December 31, 2020 and $36.4 million during the year ended December 31, 2021.

Commitments to Extend Credit

In the ordinary course of business, the Bank has entered into commitments to extend credit to customers which have not yet been exercised. These financial instruments include commitments to extend credit in the form of loans. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

At December 31, 2021 and 2020, financial instruments with off-balance-sheet risk were as follows:

	December 31,
($ in thousands)	2021	2020
Revolving, open-end lines of credit	$1,259	$757
Commercial real estate	15,402	14,468
Other unused commitments	377	928
	$17,038	$16,153

Note 9 – Investment in Business Funding Group, LLC

On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.

Index
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.9 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.

On March 31, 2020, the Company entered into an agreement with BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members. Additionally, the Company was granted an option to purchase all, but not less than all, of the interests in BFG from the remaining members for an earnings multiple between 10 times and 15 times net profit based on the fiscal year ended immediately prior to the exercise of the option. The option period begins on January 1, 2021 and expires on January 1, 2028. In consideration of granting the first right of refusal and the option, BFG members received 270,000 warrants in the aggregate. The warrants have an exercise price of $6.67 per share and the warrants expire on March 31, 2028. The warrants are free-standing equity instruments and, as a result, are classified within equity at the fair value on the issuance date. The fair value of the warrants was determined by our board of directors with input from management, relying in part upon valuation reports prepared by a third-party valuation firm using a Black-Scholes option pricing model adjusted for a lack of marketability since the Company’s stock is not publicly traded. The resulting fair value of the warrants was $0.19 per share.

For further discussion on the Company’s investment in BFG, see Note 15 Related Parties.

Note 10 – Stock-Based Compensation

Stock option plans

The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.

The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2019 Plan also provides for the issuance of incentive stock options only to employees. The 2019 Plan authorizes the issuance of 780,000 common shares. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At December 31, 2021, 296,226 shares are available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At December 31, 2021, 24,612 shares under 2016 Plan are available for future issuance.

The stock-based incentive awards for both the 2019 Plan and the 2016 Plan (collectively, the “Plans”) are granted at an exercise price not less than the fair market value of the shares on the date of grant, which is based on a Black-Scholes valuation model, in the case of options, or based on the fair value of the stock at the grant date, in the case of restricted stock. Vesting of the options vary by employee or director and can have a term no more than 10 years, with the options generally having vesting periods ranging from 1 to 5 years. No shares had been granted under the 2016 Plan prior to 2018.

Under both Plans, if an award expires or becomes un-exercisable without having been exercised in full, or is surrendered pursuant to an exchange program, the unpurchased shares that were subject thereto shall become available for future grant or sale under the Plans. However, shares that have actually been issued under the Plans, upon exercise of an award, shall not be returned to the Plans and shall not become available for future distribution under the Plans, except that if unvested shares of restricted stock are repurchased by the Company at their original purchase price, such shares shall become available for future grant under the Plans.

Index
Other stock-based compensation

On December 24, 2019, the Board approved a restricted stock discretionary grant of 1,072,746 shares to certain employees. Pursuant to the awards agreement, 351,852 shares vested on the grant date and were repurchased by the Company on December 31, 2019 to pay for employee withholding taxes. Pursuant to the awards agreement, 73,770 shares subsequently vested and were repurchased by the Company on April 6, 2020 to pay for employee income taxes.  Granted shares vest based on the accelerated attribution method on a schedule where all shares would be fully vested on December 1, 2023.  On November 18, 2021, pursuant to the awards agreement, the 424,458 remaining unvested shares became vested because the Company’s registration statement was declared effective.

Stock options

The grant date fair value is determined using the Black-Scholes option valuation model.

The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are estimated based on the Company’s historical forfeiture experience. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The table below summarizes the assumptions used:
For the Years Ended December 31,
	2021	2020
Risk-free interest rate	0.4% - 1.3%	0.5% - 1.8%
Expected term in years	5.0 - 7.5	5.0 - 7.5
Expected volatility	45.7% - 47.6%	41.3% - 43.7%
Expected dividend yield	-	-

The following summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	507,840	$3.16	9.3	$243,061
Options granted	390,600	4.7	4.0	70,626
Options exercised	(34,776)	2.36		68,863
Options forfeited	(225,000)	4.87		22,235
Outstanding at December 31, 2020	638,664	$3.54	8.6	$653,991
Options granted	906,600	6.27	3.3
Options exercised	(86,676)	3.6		511,339
Options forfeited	(596,100)	6.42		1,460,581
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options vested and exercisable at December 31, 2021	492,756	$4.23	8.2	$4,712,963

The weighted average grant-date fair value of options per share granted was $1.55 and $1.37 during 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 were $0.51 million and $0.07 million, respectively. During 2021, the Company received proceeds of approximately $0.3 million from the exercise of stock options and recognized a tax benefit of $0 million from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

Index
Restricted stock

The following table summarizes restricted stock awards activities:
	Number of Shares	Weighted Average Grant Price
Unvested as of as of January 1, 2020	720,870	$3.64
Vested	(99,204)	3.64
Unvested as of December 31, 2020	621,666	$3.64
Vested	(621,666)	3.64
Unvested as of December 31, 2021	—	$—

The aggregate fair value of restricted stock that vested was approximately $2.3 million and $0.4 million for the year ended December 31, 2021 and 2020, respectively.

Stock-based compensation expense

The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Years Ended December 31,
($ in thousands)	2021	2020
Pre-tax
Stock options	$934	$389
Restricted shares	1,166	1,367
Total	$2,100	$1,756
After-tax
Stock options	$778	$357
Restricted shares	1,166	1,658
Total	$1,944	$2,015

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to stock options of approximately $0.3 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 2.3 years.

Employee stock-based compensation expense is recorded within Salaries and employee benefits and was $1.6 million and $1.7 million for the years ending December 31, 2021 and 2020, respectively. Stock-based compensation for all others is recorded within Other operating expenses and was $0.5 million and $0.1 million for the years ending December 31, 2021 and 2020, respectively.

Note 11 – Fair Value of Financial Instruments

The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy.

Index
Level 1 – Quoted prices in active markets for identical instruments. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2 – Observable inputs other than Level 1 including quoted prices in active markets for similar instruments, quoted prices in less active markets for identical or similar instruments, or other observable inputs that can be corroborated by observable market data.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs from nonbinding single dealer quotes not corroborated by observable market data. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market-based discount rates.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period.

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amount of these items is a reasonable estimate of their fair value.

Investment securities held-to-maturity: The estimated fair values of investment securities are priced using current active market quotes, if available, which are considered Level 1 measurements. For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value. These measurements are considered Level 2.

Investment in Federal Home Loan Bank stock: The fair value is based upon the redemption value of the stock, which equates to the carrying value.

Strategic Program loans held-for-sale: The carrying amount of these items is a reasonable estimate of their fair value.

Loans held for investment: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types’ fair value approximated carrying value because of their floating rate or expected maturity characteristics.

SBA servicing asset: The fair value of servicing assets is based on, in part, third -party valuations that project estimated future cash inflows that include servicing fees and outflows that include market rates for costs of servicing. The present value of the future cash flows are calculated utilizing market-based discount rates. The market-based discount rates represent risk spreads based on secondary market transactions utilizing calculated prepayment curves. Due to the fact that observable loan transactions are used to determine the risk spreads, the Company considers the measurement to be Level 2.

Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value.

Deposits: The carrying amount of deposits with no stated maturity, such as savings and checking accounts, is a reasonable estimate of their fair value. The market value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered on comparable instruments.

Accrued interest receivable and payable: The fair value of accrued interest receivable and payable approximates their carrying amount.

Index
PPP Liquidity Facility: The fair value of PPPLF is estimated using a discounted cash flow based on the remaining contractual term and current borrowing rates for similar terms.
		December 31, 2021		December 31, 2020
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$85,754	$85,754	$47,383	$47,383
Investment securities held-to-maturity	2	11,423	11,332	1,809	1,879
Investment in FHLB stock	2	378	378	205	205
Loans held for investment	3	198,102	197,412	232,074	211,299
Loans held-for-sale	2	60,748	60,743	20,948	20,948
Accrued interest receivable	2	1,548	1,548	1,629	1,629
SBA servicing asset	2	3,938	3,938	2,415	2,532
Investment in BFG	3	5,900	5,900	3,770	3,770
Financial liabilities:
Total deposits	2	251,892	249,488	164,476	164,845
Accrued interest payable	2	48	48	195	195
PPP Liquidity Facility	2	1,050	1,050	101,007	105,886

Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Nonrecurring assets
Impaired loans	$972	$—	$—	$972
December 31, 2020
Nonrecurring assets
Impaired loans	$1,673	$—	$—	$1,673

Impaired loans – The loan amount above represents loans impaired as of year-end that have been adjusted to fair value. When collateral dependent loans are identified as impaired, the impairment is measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss represents charge-offs or impairments on loans for adjustments made based on the fair value of the collateral.

Index
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets during the years ended December 31, 2021 and 2020, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$972	Market comparable	Adjustment to appraisal value	0.50%

December 31, 2020
Impaired loans	$1,673	Market comparable	Adjustment to appraisal value	0.73%

Note 12 – Income Taxes

The components of income tax expense consist of the following:

	For the Years Ended December 31,
($ in thousands)	2021	2020
Current tax expense
Federal	$9,589	$3,385
State	2,471	869
Deferred tax expense (benefit)
Federal	(1,156)	(252)
State	(215)	(60)
Income tax expense	$10,689	$3,942

The components of net deferred income tax assets and liabilities on the balance sheet at December 31, 2021 and 2020, are as follows:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets
Reserve for loan loss	$1,630	$872
Accrued bonuses	72	11
Nonqualified stock options	156	32
Other	250	15
Total deferred tax assets	2,108	930
Deferred tax liabilities
Stock compensation	—	(291)
Intangibles	(3)	(2)
Net book value of fixed assets	(217)	(185)
Other	(65)	—
Total deferred tax liabilities	(285)	(478)
Net deferred tax asset	$1,823	$452

Index
The income tax expense recorded differs from the expected income tax expense and the reconciliation of these differences is as follows at December 31, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2021	2020
Federal income tax expense at statutory rates	$8,877	$3,171
Effect of permanent differences	50	67
State income tax expense, net	1,662	603
Other	100	101
Income tax expense	$10,689	$3,942

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021 and 2020, the Company recognized approximately $0 million of interest or penalties. The Company files a United States federal income tax return and state income tax returns in Utah, Florida, and New York. Open tax years that are potentially subject to examination related to the U.S. federal jurisdiction are 2018 and subsequent years.

The Company had no unrecognized tax benefits at December 31, 2021.

Note 13 – Shareholders’ Equity

Stock Repurchases

During 2020, the Company repurchased 84,198 shares of its common stock at an average price of $3.68 and a total cost of $0.3 million. The repurchase of shares by the Company are considered authorized but unissued shares upon acquisition.

Note 14 – Retirement Plan

The Company has established an employee directed 401(k) plan (Plan). The Plan requires the Company to annually contribute a “Safe Harbor” profit sharing contribution for all eligible participants. In addition, the Plan allows the Company, at its discretion, to make a matching contribution or additional profit sharing contribution based on each eligible employee's compensation for the Plan year. The participants must be at least 21 years of age and have at least one year of service in order to be eligible for matching and profit-sharing contributions. The Company made profit-sharing contributions to the Plan of $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Note 15 – Related Parties

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had loans outstanding to related parties of $0.0 million as of December 31, 2021 and 2020, respectively. Total deposits from certain executive officers and directors and the companies with which they are associated were $0.5 million and $0.7 million as of December 31, 2021 and 2020, respectively.

BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 9 Investments above, the Company has a 10% ownership in the outstanding membership units of BFG. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG.

Index
Note 16 – Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the years ended December 31, 2021 and 2020 ($ in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2021	2020
Numerator:
Net income	$31,583	$11,198
Amount allocated to participating common shareholders(1)	(1,780)	(837)
Net income allocate to common shareholders	$29,803	$10,361
Denominator:
Weighted average shares outstanding, basic	8,669,724	8,025,390
Weighted average effect of dilutive securities:
Stock options	371,240	44,244
Warrants	67,199	—
Weighted average shares outstanding, diluted	9,108,163	8,069,634
Earnings per share, basic	$3.44	$1.29
Earnings per share, diluted	$3.27	$1.28

(1) Represents earnings attributable to holders of unvested restricted stock issued outside of the Plan to the Company's employees.

There were no anti-dilutive options for the periods reported in the table above.

Note 17 – Revenue Recognition

The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Years Ended December 31,
($ in thousands)	2021	2020
Interest income
Interest income, not-in-scope
Interest and fees on loans	$49,135	$29,271
Interest on securities	47	34
Other interest income	61	201
Total interest income	$49,243	$29,506
Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$31	$35
Strategic Program set up fees	96	148
Non-interest income, not in-scope
Strategic Program fees	17,119	8,992
Gain on sale of loans	9,689	2,849
SBA loan servicing fees	1,156	1,028
Unrealized gain on investment in BFG	2,991	856
Other miscellaneous income	18	14
Strategic Program service charges	744	451
Total non-interest income	$31,844	$14,373

Index
Note 18 – Condensed Financial Statements of Parent

Financial information pertaining only to FinWise Bancorp, on a parent-only basis, is as follows as of and for the years ended December 31, 2021 and 2020:

Balance Sheets
	December 31,
($ in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$38,697	$2,217
Investment in subsidiary bank	71,186	40,717
Investment in Business Funding Group (BFG), at fair value	5,900	3,770
Investment in FinWise Investments, LLC	80	—
Deferred taxes, net	82	—
Other assets	322	105
Total assets	$116,267	$46,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred taxes, net	$—	$46
Income taxes payable	233	11
Other liabilities	592	880
Shareholders' equity	115,442	45,872
Total liabilities and shareholders' equity	$116,267	$46,809

Index
Statement of Income

	For the Years Ended December 31,
($ in thousands)	2021	2020
Non-interest income
Change in fair value on investment in BFG	$2,991	$856
Equity in undistributed earnings of subsidiary	30,469	11,390
Total non-interest income	33,460	12,246
Non-interest expense
Salaries and employee benefits	742	572
Loss on investment in BFG	—	50
Other operating expenses	680	485
Total non-interest expense	1,422	1,107
Income before income tax expense	32,038	11,139
Provision for income taxes	455	(59)
Net income	$31,583	$11,198

Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2021	2020
Cash flows from operating activities:
Net income	$31,583	$11,198
Adjustments to reconcile net income to net cash from
operating activities
Change in fair value of BFG	(2,991)	(856)
Loss on investment in BFG	—	50
Stock-based compensation expense	2,100	1,756
Deferred income tax expense	222	(56)
Net changes in:
Income tax receivable	(128)	46
Other assets	(217)	(74)
Other liabilities	(288)	866
Net cash provided by operating activities	30,281	12,930
Cash flows from investing activities:
Investment in subsidiary bank	(30,469)	(11,390)
Investment in FinWise Investments, LLC	(80)	—
Distributions of BFG	861	545
Net cash used in investing activities	(29,688)	(10,845)
Cash flows from financing activities:
Proceeds from exercise of stock options	311	82
Proceeds from initial public offering, net	35,576	—
Repurchase of restricted stock to pay for employee withholding taxes	—	(268)
Repurchase of common stock	—	(41)
Net cash used in financing activities	35,887	(227)
Net change in cash and cash equivalents	36,480	1,858
Cash and cash equivalents, beginning of year	2,217	359
Cash and cash equivalents, end of year	$38,697	$2,217
Non-cash financing and investing activities:
Issuance of common stock for investment in BFG	$—	$—
Issuance of common stock in lieu of cash bonus	$—	$—

Index
Note 19 – Subsequent Events

Subsequent events are events or transactions that occur after the date of the most recent balance sheet but before the financial statements are available to be issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing of the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the date of the balance sheet and before the financial statements are available to be issued.

The Company has evaluated subsequent events through March 30, 2022, which is the date the consolidated financial statements are available to be issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed within 120 days following December 31, 2021.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2021.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, to be filed within 120 days following December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2021.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2021.

Index
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The following consolidated financial statements of FinWise Bancorp are filed as part of this Report under Item 8. Financial Statements and Supplementary Data:

(b) Exhibits.

Number	Description

3.1
Fourth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

4.2
Form of Warrant to BFG Members to Purchase Common Stock of FinWise Bancorp (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.1
FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

10.2
Form of Stock Option Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.3
FinWise Bancorp 2016 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

10.4
Form of Stock Option Agreement under the FinWise Bancorp 2016 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.5
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.6
Non-qualified Stock Option Agreement with Javvis Jacobson (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.7
Non-qualified Stock Option Agreement with Jim Noone (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

Index
10.8
Non-qualified Stock Option Agreement with Kent Landvatter (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.9
Non-qualified Stock Option Agreement with Fred Healey for 2020 service (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.10
Non-qualified Stock Option Agreement with Fred Healey for 2021 service (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.11
Non-qualified Stock Option Agreement with Howard Reynolds for 2020 service (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.12
Non-qualified Stock Option Agreement with Howard Reynolds for 2021 service (incorporated by reference to Exhibit 4.12 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.13
Non-qualified Stock Option Agreement with Jerry Cunningham for 2020 service (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.14
Non-qualified Stock Option Agreement with Jerry Cunningham for 2021 service (incorporated by reference to Exhibit 4.14 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.15
Non-qualified Stock Option Agreement with Tom Gibson for 2020 service (incorporated by reference to Exhibit 4.15 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.16
Non-qualified Stock Option Agreement with Tom Gibson for 2021 service (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.17
Non-qualified Stock Option Agreement with Jim Giordano for 2020 service (incorporated by reference to Exhibit 4.17 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.18
Non-qualified Stock Option Agreement with Jim Giordano for 2021 service (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.19
Non-qualified Stock Option Agreement with Jeana Hutchings for 2020 service (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.20
Non-qualified Stock Option Agreement with Jeana Hutchings for 2021 service (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.21
Non-qualified Stock Option Agreement with Lisa Chapman for 2020 service (incorporated by reference to Exhibit 4.21 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.22
Non-qualified Stock Option Agreement with Lisa Chapman for 2021 service (incorporated by reference to Exhibit 4.22 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

Index
10.23
Employment Agreement dated January 1, 2018, by and among FinWise Bancorp, FinWise Bank and David Tilis (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.24
Standstill Agreement dated January 19, 2016, by and between FinWise Bancorp and Business Funding Group (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.25
Right of First Refusal and Option Agreement dated March 31, 2020, by and among FinWise Bancorp and the members of Business Funding Group (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.26
Membership Interest Purchase Agreement dated December 31, 2019 by and among FinWise Bancorp, Business Funding Group and certain members of Business Funding Group (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.27
Sublease dated December 7, 2018, between Motorola Solutions, Inc. and FinWise Bancorp (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.28
Lease dated January 27, 1999, between FPA Sandy Mall Associates, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.29
First Amendment to Lease dated June 3, 2009, between FPA Sandy Mall Associates, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.30
Second Amendment to Lease dated April 25, 2014, between FPA Sandy Mall Associates, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.31
Lease dated December 2017, between North Village Centre, Inc. and FinWise Bancorp (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.32
Lease dated July 30, 2021, between Mountain View Business Center, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 4, 2021 (File No. 333-257929)).

10.33
Consulting Agreement, dated October 15, 2021 by and between James N. Giordano and FinWise Bancorp (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 1, 2021 (File No. 333-257929)).

10.34	Amendment to Employment Agreement, dated March 14, 2022, by and between David Tilis and FinWise Bancorp
21.1
Subsidiaries of FinWise Bancorp (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

23.1	Consent of Moss Adams LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWISE BANCORP

Date:	March 30, 2022	By:	/s/ Kent Landvatter
Kent Landvatter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kent Landvatter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Kent Landvatter

By:	/s/ Javvis Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Javvis Jacobson

By:	/s/ Russell F. Healey, Jr.	Chairman of the Board	March 30, 2022
Russell F. Healey, Jr.

By:	/s/ Howard I. Reynolds	Vice Chairman of the Board	March 30, 2022
Howard I. Reynolds

By:	/s/ James N. Giordano	Director	March 30, 2022
James N. Giordano

By:	/s/ Thomas E. Gibson, Jr.	Director	March 30, 2022
Thomas E. Gibson, Jr.

By:	/s/ Lisa Ann Nievaard	Director	March 30, 2022
Lisa Ann Nievaard

By:	/s/ Jeana Hutchings	Director	March 30, 2022
Jeana Hutchings

By:	/s/ Gerald E. Cunningham	Director	March 30, 2022
Gerald E. Cunningham