Form 10-Q
period 2022-03-31
Finwise Bancorp
filed 2022-05-16
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                .

Commission File Number: 001-40721

FINWISE BANCORP
(Exact Name of Registrant as Specified in its Charter)

Utah	83-0356689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
756 East Winchester, Suite 100 Murray, Utah	84107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 501-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FINW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 16, 2022, the registrant had 12,788,810 shares of common stock, $0.001 par value per share, outstanding.

2

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s current views with respect to, among other things, future events and its financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “budget,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

•
other factors listed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.

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

Index
PART I

Item 1.	Financial Statements

FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$414	$411
Interest-bearing deposits	116,232	85,343
Total cash and cash equivalents	116,646	85,754
Investment securities held-to-maturity, at cost	10,986	11,423
Investment in Federal Home Loan Bank (FHLB) stock, at cost	449	378
Strategic Program loans held-for-sale, at lower of cost or fair value	73,805	60,748
Loans receivable, net	189,549	198,102
Premises and equipment, net	4,531	3,285
Accrued interest receivable	1,347	1,548
Deferred taxes, net	1,788	1,823
SBA servicing asset, net	5,225	3,938
Investment in Business Funding Group (BFG), at fair value	5,400	5,900
Investment in FinWise Investments, LLC	80	80
Operating lease right-of-use (“ROU”) assets	7,178	—
Other assets	7,500	7,235
Total assets	$424,484	$380,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$127,330	$110,548
Interest-bearing	150,130	141,344
Total deposits	277,460	251,892
Accrued interest payable	39	48
Income taxes payable, net	3,411	233
PPP Liquidity Facility	952	1,050
Operating lease liabilities	7,386	—
Other liabilities	10,281	11,549
Total liabilities	299,529	264,772

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,788,810 and 12,772,010 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in-capital	54,915	54,836
Retained earnings	70,027	60,593
Total shareholders’ equity	124,955	115,442
Total liabilities and shareholders’ equity	$424,484	$380,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Interest income
Interest and fees on loans	$13,156	$8,790
Interest on securities	39	6
Other interest income	28	10
Total interest income	13,223	8,806

Interest expense
Interest on deposits	261	297
Interest on PPP Liquidity Facility	1	75
Total interest expense	262	372
Net interest income	12,961	8,434

Provision for loan losses	2,947	633
Net interest income after provision for loan losses	10,014	7,801

Non-interest income
Strategic Program fees	6,623	2,953
Gain on sale of loans, net	5,052	2,603
SBA loan servicing fees	387	152
Change in fair value on investment in BFG	(398)	360
Other miscellaneous income	18	11
Total non-interest income	11,682	6,079

Non-interest expense
Salaries and employee benefits	7,092	4,895
Occupancy and equipment expenses	302	194
(Recovery) impairment of SBA servicing asset	(59)	—
Other operating expenses	1,713	1,574
Total non-interest expense	9,048	6,663
Income before income tax expense	12,648	7,217

Provision for income taxes	3,214	1,926
Net income	$9,434	$5,291

Earnings per share, basic	$0.74	$0.61
Earnings per share, diluted	$0.70	$0.59

Weighted average shares outstanding, basic	12,777,237	8,091,186
Weighted average shares outstanding, diluted	13,567,311	8,335,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	8,660,334	$9	$16,853	$29,010	$45,872
Stock-based compensation expense	—	—	981	—	981
Stock options exercised	55,776	—	166	—	166
Net Income	—	—	—	5,291	5,291
Balance at March 31, 2021	8,716,110	$9	$18,000	$34,301	$52,310

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2022	12,772,010	$13	$54,836	$60,593	$115,442
Stock-based compensation expense	—	—	39	—	39
Stock options exercised	16,800	—	40	—	40
Net Income	—	—	—	9,434	9,434
Balance at March 31, 2022	12,788,810	$13	$54,915	$70,027	$124,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$9,434	$5,291

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	272	268
Provision for loan losses	2,947	633
Amortization of operating lease ROU asset	202	—
Net amortization in securities discounts and premiums	9	7
Capitalized servicing assets	(1,408)	(856)
Gain on sale of SBA loans, net	(5,052)	(2,603)
Originations of Strategic Program loans held-for-sale	(2,423,186)	(955,539)
Proceeds on Strategic Program loans held-for-sale	2,410,129	938,640
Change in fair value of BFG	398	(360)
Recovery of SBA servicing asset	(59)	—
Stock-based compensation expense	39	981
Deferred income tax benefit (expense)	35	(218)
Net changes in:
Accrued interest receivable	201	234
Accrued interest payable	(9)	23
Other assets	(265)	1,266
Operating lease liabilities	6	—
Other liabilities	1,910	3,345
Net cash used in operating activities	(4,397)	(8,888)

Cash flows from investing activities:
Net increase in loans receivable	10,658	32,908
Distributions from BFG	102	257
Purchase of bank premises and equipment	(1,338)	(295)
Proceeds from maturities and paydowns of securities held-to-maturity	428	132
Purchase of FHLB stock	(71)	(173)
Net cash provided by investing activities	9,779	32,829

Cash flows from financing activities:
Net increase in deposits	25,568	24,035
Proceeds from exercise of stock options	40	166
Proceeds from PPP Liquidity Facility	—	5,558
Repayment of PPP Liquidity Facility	(98)	(26,861)
Net cash provided by financing activities	25,510	2,898

Net change in cash and cash equivalents	30,892	26,839
Cash and cash equivalents, beginning of the period	85,754	47,383
Cash and cash equivalents, end of the period	$116,646	$74,222

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$—	$1,926
Interest	$1,274	$349

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	7,380	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On July 15, 2021, the Company publicly filed a Registration Statement on Form S-1 with the SEC in connection with its Initial Public Offering (“IPO”) (the “Registration Statement”), which was subsequently amended on July 30, 2021, August 4, 2021, November 1, 2021, and November 16, 2021. The Registration Statement was declared effective by the SEC on November 18, 2021. In connection with the IPO, the Company issued 4,025,000 shares of common stock, par value of $0.001, which included 525,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold to the public at a price of $10.50 per share and began trading on the Nasdaq Stock Market LLC on November 19, 2021. On November 23, 2021, the closing date of the IPO, the Company received total net proceeds of $39.3 million. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $35.6 million.

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

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00%. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. Payments are deferred for at least the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. At March 31, 2022, net deferred loan fees related to PPP loans was a de minimis amount, which will be recognized over the life of the loans. Participation in the PPP will likely have a positive impact on the Company’s financial position and results of operations as this fee income is recognized over the term of the PPP loans. As of December 31, 2021, PPP borrowers had applied for and received forgiveness from the SBA for $125.2 million of PPP loan principal and have made $0.3 million of principal payments leaving $1.1 million of PPP loan principal outstanding as of December 31, 2021. During the three months ended March 31, 2022, PPP borrowers made $0.1 million of principal payments leaving $1.0 million of PPP loan principal outstanding as of March 31, 2022.  The loan forgiveness resulted in the recognition of a de minimis amount of deferred loan fees for the three months ended March 31, 2022.

Basis of Presentation – The consolidated financial statements are comprised of the accounts of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Investments, LLC and FinWise Bank (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for the presentation of the Form 10-Q. The unaudited consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2021 Annual Report on Form 10-K.

Index
Out-of-period adjustment – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The adjustment was not considered material to the interim consolidated financial statements for the quarter ended March 31, 2022 or the financial statements of any previously filed interim or annual periods.

Use of estimates – In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated balance sheets and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The guidance was initially effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. However, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, delaying the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under ASC Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted this guidance on January 1, 2022, which resulted in an increase in assets and liabilities by $7.4 million on the Company’s consolidated financial statements.

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

Note 2 – Investments

Investment securities held-to-maturity, at cost

The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$10,986	$3	$(726)	$10,263

	December 31, 2021
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$11,423	$23	$(114)	$11,332

The Company had twelve securities in an unrealized loss position at March 31, 2022 and nine securities in an unrealized loss position at December 31, 2021, as summarized in the following tables:

	March 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$10,042	$(726)	$—	$—	$10,042	$(726)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,961	$(114)	$—	$—	$8,961	$(114)

Index
The amortized cost and estimated market value of debt securities at March 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,462	1,402
Due after ten years	9,524	8,861
Total Securities held-to-maturity	$10,986	$10,263

At March 31, 2022, all held-to-maturity securities were pledged as collateral for a credit line held by the Bank. There were no sales of investment securities during the three months ended March 31, 2022 or 2021.

FHLB stock

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At March 31, 2022 and December 31, 2021, the Bank owned $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2022 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Loan Losses

Loans are summarized as follows according to major risk category as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
($ in thousands)
SBA	$127,778	$142,392
Commercial, non-real estate	3,285	3,428
Residential real estate	30,772	27,108
Strategic Program loans	101,819	85,850
Commercial real estate	4,187	2,436
Consumer	4,711	4,574
Total loans	$272,552	$265,788
Loans held-for-sale	(73,805)	(60,748)
Total loans held for investment	$198,747	$205,040
Deferred loan costs (fees), net	789	2,917
Allowance for loan losses	(9,987)	(9,855)
Net loans	$189,549	$198,102

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

Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the deposit reserve account balance does not fall below the dollar amount of the total loans outstanding currently held by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at March 31, 2022 and December 31, 2021, was $50.8 million and $39.6 million, respectively.

Strategic Program loans retained and held-for-sale as of March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31,	December 31,
	2022	2021
($ in thousands)
Retained Strategic Program loans	$28,014	$25,102
Strategic Program loans held-for-sale	73,805	60,748
Total Strategic Program loans	$101,819	$85,850

Changes in the ALL are summarized as follows:

Three Months Ended March 31, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$2,739	$132	$352	$6,549	$21	$62	$9,855
Charge-offs	(31)	—	—	(2,878)	—	—	(2,909)
Recoveries	—	1	—	93	—	—	94
Provision (recapture)	356	(26)	59	2,558	—	—	2,947
Balance at end of period	$3,064	$107	$411	$6,322	$21	$62	$9,987
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$3,064	$107	$411	$6,322	$21	$62	$9,987
Loans receivable	$127,778	$3,285	$30,772	$28,014	$4,187	$4,711	$198,747
Ending balance individually evaluated for impairment	951	—	200	—	—	—	1,151
Ending balance collectively evaluated for impairment	$126,827	$3,285	$30,572	$28,014	$4,187	$4,711	$197,596

Index
Three Months Ended March 31, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$920	$232	$855	$4,111	$19	$62	$6,199
Charge-offs	(7)	(41)	—	(741)	—	(2)	(791)
Recoveries	11	—	—	132	—	—	143
Provision	—	—	—	633	—	—	633
Balance at end of period	$924	$191	$855	$4,135	$19	$60	$6,184
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$924	$191	$855	$4,135	$19	$60	$6,184
Loans receivable	$167,824	$3,867	$21,712	$6,580	$2,589	$4,807	$207,379
Ending balance individually evaluated for impairment	890	—	756	—	—	—	1,646
Ending balance collectively evaluated for impairment	$166,934	$3,867	$20,956	$6,580	$2,589	$4,807	$205,733

The following tables summarize impaired loans as of March 31, 2022 and December 31, 2021:

March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$951	$951	$—	$962	$48
Commercial, non-real estate	—	—	—	—	—
Residential real estate	200	200	—	100	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,151	$1,151	$—	$1,062	$48

Index
December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$972	$972	$—	$945	$47
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	189	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$972	$972	$—	$1,134	$47

For the three months ending March 31, 2022 and December 31, 2021, there were no impaired loans with an allowance recorded.

Nonaccrual and past due loans are summarized below as of March 31, 2022 and December 31, 2021:

March 31, 2022
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total

SBA	$126,894	$227	$—	$—	$227	$657	$127,778
Commercial, non-real estate	3,285	—	—	—	—	—	3,285
Residential real estate	30,572	—	—	200	200	—	30,772
Strategic Program loans	100,105	981	573	159	1,713	1	101,819
Commercial real estate	4,187	—	—	—	—	—	4,187
Consumer	4,707	4	—	—	4	—	4,711
Total	$269,750	$1,212	$573	$359	$2,144	$658	$272,552

December 31, 2021
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$141,488	$247	$—	$—	$247	$657	$142,392
Commercial, non-real estate	3,428	—	—	—	—	—	3,428
Residential real estate	27,108	—	—	—	—	—	27,108
Strategic Program loans	84,065	1,041	690	54	1,785	—	85,850
Commercial real estate	2,436	—	—	—	—	—	2,436
Consumer	4,554	20	—	—	20	—	4,574
Total	$263,079	$1,308	$690	$54	$2,052	$657	$265,788

Index
The amount of interest income for the three months ended March 31, 2022 and 2021, that was not recorded on nonaccrual loans was de minimis.

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

Outstanding loan balances categorized by these credit quality indicators are summarized as follows at March 31, 2022 and December 31, 2021:

March 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$125,366	$1,461	$951	$127,778
Commercial, non-real estate	3,285	—	—	3,285
Residential real estate	30,572	—	200	30,772
Commercial real estate	4,187	—	—	4,187
Consumer	4,711	—	—	4,711
Not Risk Graded
Strategic Program loans				101,819
Total at March 31, 2022	$168,121	$1,461	$1,151	$272,552

Index
December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$139,985	$1,435	$972	$142,392
Commercial, non-real estate	3,382	46	—	3,428
Residential real estate	27,108	—	—	27,108
Commercial real estate	2,436	—	—	2,436
Consumer	4,574	—	—	4,574
Not Risk Graded
Strategic Program loans				85,850
Total at December 31, 2021	$177,485	$1,481	$972	$265,788

Loans modified and recorded as TDR’s during the three months ended March 31, 2022 and March 31, 2021, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
March 31, 2022
SBA	1	$96	$96
Total at March 31, 2022	1	$96	$96

Non-Accrual
SBA	1	$25	$25

March 31, 2021
SBA	3	$114	$114
Residential real estate	1	756	756
Total at March 31, 2021	4	$870	$870

Non-Accrual
SBA	1	$53	$53

At March 31, 2022 and 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. Loans modified and recorded as TDR’s during the three months ended March 31, 2022 and 2021 included modifications to rate and term. There was one principal charge-off recorded related to TDRs during the three months ended March 31, 2022 for $0.01 million.  There were no principal charge-offs recorded related to TDRs during the three months ended March 31, 2021.

Index
During the three months ended March 31, 2022 and 2021, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date and continues to be in default during the three months ended March 31, 2022. One restructured loan incurred a default within 12 months of the restructure date during the three months ended March 31, 2021. This same loan was paid in full with interest on May 28, 2021.

Note 4 – Premises and Equipment

Premises and equipment at March 31, 2022 and December 31, 2021, consist of the following:

	March 31,	December 31,
	2022	2021
($ in thousands)
Leasehold improvements	$80	$80
Furniture, fixtures, and equipment	2,437	2,219
Construction in progress	3,453	2,333
Total premises and equipment	$5,970	$4,632
Less accumulated depreciation	(1,439)	(1,347)
Premises and equipment, net	$4,531	$3,285

Depreciation expense was approximately $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Lease Liabilities

The Company leases its facilities under noncancelable operating leases. Rent expense for three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Future minimum annual rental payments for these operating leases are as follows ($ in thousands):

Nine Months Ended December 31, 2022	$469
Year Ended December 31, 2023	850
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Thereafter	2,203
Total	7,982
Less present value discount	(596)
Operating lease liabilities	$7,386

The Company entered into one lease during the three months ended March 31, 2022 to provide additional space while the Murray office construction is completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities. Comparative periods and disclosures are not presented here due to adoption of ASC 842 on January 1, 2022.

Three Months Ended March 31,
2022

Operating cash flows from operating leases (in thousands)	$28
Weighted-average remaining lease term – operating leases (in years)	7.4
Weighted-average discount rate – operating leases	1.9%

Index
The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2022
(in thousands)
Operating leases
Operating lease cost	$236
Variable lease cost	4
Operating lease expense	240
Short-term lease rent expense	—
Net rent expense	$240

Note 5 – Deposits

Major classes of deposits at March 31, 2022 and December 31, 2021, are as follows:

	March 31,	December 31,
	2022	2021
($ in thousands)
Demand	$135,249	$115,947
Savings	7,089	6,685
Money markets	53,434	31,076
Time certificates of deposit	81,688	98,184
Total deposits	$277,460	$251,892

At March 31, 2022, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2022	$24,444
Year Ended December 31, 2023	21,461
Year Ended December 31, 2024	16,156
Year Ended December 31, 2025	10,073
Year Ended December 31, 2026	8,676
Thereafter	878
Total	81,688

Time deposits with balances equal or greater than $250,000 totaled $3.5 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively.

Note 6 – SBA Servicing Asset

The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $256.3 million and $210.2 million at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Beginning balance	$3,938	$2,415
Additions to servicing asset	1,408	856
Recovery on SBA servicing asset	59	—
Amortization of servicing asset	(180)	(197)
Ending balance	$5,225	$3,074

The fair market value of the SBA servicing asset as of March 31, 2022 and December 31, 2021, was $5.23 million and $3.94 million, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

Index
The Company assumed a weighted average prepayment rate of 14.25%, weighted average term of 4.26 years, and a weighted average discount rate of 9.70% at March 31, 2022.

The Company assumed a weighted average prepayment rate of 14.37%, weighted average term of 4.02 years, and a weighted average discount rate of 11.38% at December 31, 2021.

Note 7 – Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal and State of Utah banking agencies (the regulators). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off -balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk -weighting, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.

Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2021 and March 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount		Ratio
March 31, 2022
Leverage ratio (CBLR election)	$74,437	19.1%	$35,057	*	9.0%
December 31, 2021
Leverage ratio (CBLR election)	$65,503	17.7%	$31,442	*	8.5%
* On March 27, 2020 the CARES Act became law. Section 4012 of the CARES Act directs the agencies to issue an interim final rule reducing the CBLR ratio requirement from 9% to 8% for the last two quarters of the year 2020, 8.5% for the calendar year 2021, and 9% thereafter.

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had reserve requirements of $0.0 million as of March 31, 2022 and December 31, 2021, respectively.

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

Index
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

Note 8 – Commitments and Contingent Liabilities

Federal Home Loan Bank Secured Line of Credit

As of March 31, 2022 and December 31, 2021, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $3.9 million and $4.1 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the line of credit. Loans totaling $5.2 million and $5.4 million were pledged to secure the FHLB line of credit as of March 31, 2022 and December 31, 2021, respectively.

Line of Credit

At March 31, 2022 and December 31, 2021, we had the ability to access $9.6 million and $10.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million at March 31, 2022 and December 31, 2021. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds at March 31, 2022 and December 31, 2021. We had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2022 and December 31, 2021.

Paycheck Protection Program Liquidity Facility

On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2021. The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at March 31, 2022. The average outstanding borrowings were $87.3 million during the three months ended March 31, 2021 and $1.0 million during the three months ended March 31, 2022.

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

At March 31, 2022 and December 31, 2021, financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
($ in thousands)	2022	2021
Revolving, open-end lines of credit	$1,224	$1,259
Commercial real estate	22,167	15,402
Other unused commitments	255	377
	$23,646	$17,038

Note 9 – Investment in Business Funding Group, LLC

On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.

Index
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.

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

For further discussion on the Company’s investment in BFG, see Note 13 Related Parties.

Note 10 – Stock-Based Compensation

Stock option plans

The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.

The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2019 Plan also provides for the issuance of incentive stock options only to employees. The 2019 Plan authorizes the issuance of 780,000 common shares. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At March 31, 2022, 297,786 shares are available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At March 31, 2022, 29,712 shares under 2016 Plan are available for future issuance.

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

Stock options

The grant date fair value is determined using the Black-Scholes option valuation model. No option grants took place in the three months ended March 31, 2022.

The following summarizes stock option activity for the three months ended March 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options exercised	(16,800)	2.37		248,312
Options forfeited	(6,660)	3.28		92,357
Outstanding at March 31, 2022	839,028	$4.46	8.0	$10,645,951
Options vested and exercisable at March 31, 2022	592,632	$4.58	8.0	$7,447,226

The weighted average grant-date fair value of options per share granted was $1.55 during the three months ended March 31, 2022. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $0.25 million. During the three months ended March 31, 2022, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

Index
Stock-based compensation expense

The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Pre-tax
Stock options	$39	$747
Restricted shares	—	234
Total	$39	$981
After-tax
Stock options	$38	$681
Restricted shares	—	478
Total	$38	$1,159

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to stock options of approximately $0.2 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 2.2 years.

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

		March 31, 2022		December 31, 2021
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$116,646	$116,646	$85,754	$85,754
Investment securities held-to-maturity	2	10,986	10,263	11,423	11,332
Investment in FHLB stock	2	449	449	378	378
Loans held for investment	3	189,549	192,172	198,102	197,412
Loans held-for-sale	2	73,805	73,800	60,748	60,743
Accrued interest receivable	2	1,347	1,347	1,548	1,548
SBA servicing asset	2	5,225	5,225	3,938	3,938
Investment in BFG	3	5,400	5,400	5,900	5,900
Financial liabilities:
Total deposits	2	277,460	265,883	251,892	249,488
Accrued interest payable	2	39	39	48	48
PPP Liquidity Facility	2	952	952	1,050	1,050

Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Nonrecurring assets
Impaired loans	$1,151	$—	$—	$1,151
December 31, 2021
Nonrecurring assets
Impaired loans	$972	$—	$—	$972

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

Index
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of March 31, 2022 and as of December 31, 2021, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2022
Impaired loans	$1,151	Market comparable	Adjustment to appraisal value	0.61%

December 31, 2021
Impaired loans	$972	Market comparable	Adjustment to appraisal value	0.50%

Note 12 – Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets changed a de minimis amount from December 31, 2021 to March 31, 2022 as a result of changes to temporary timing differences associated with accounting for bad debts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2022.

For the three months ended March 31, 2022 and 2021, income tax expense was $3.2 million and $1.9 million, respectively, resulting in an effective income tax rate of 25.4% and 26.7%, respectively. The effective tax rate differs from the statutory rate of 26.0% during the three months ended March 31, 2022 and 2021, respectively, due primarily to the tax effect of stock-based compensation.

The Company had no unrecognized tax benefits at March 31, 2022.

On March 27, 2020, the U.S. government enacted the CARES Act. Among other provisions, the CARES Act makes several modifications to federal net operating losses, including requiring a taxpayer with a net operating loss (“NOL”) arising in a taxable year beginning in 2018, 2019, or 2020 to carry that loss back to each of the five preceding years unless the taxpayer elects to waive or reduce the carryback. The Company did not generate NOLs in 2018, 2019 and 2020.

Index
Note 13 – Related Parties

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had loans outstanding to related parties of $0.0 million as of March 31, 2022 and December 31, 2021. Total deposits from certain executive officers and directors and the companies with which they are associated were $0.9 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.

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

Index
Note 14 – Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the three months ended March 31, 2022 and 2021 ($ in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$9,434	$5,291
Amount allocated to participating common shareholders(1)	—	(357)
Net income allocate to common shareholders	$9,434	$4,934
Denominator:
Weighted average shares outstanding, basic	12,777,237	8,091,186
Weighted average effect of dilutive securities:
Stock options	619,516	244,586
Warrants	170,558	—
Weighted average shares outstanding, diluted	13,567,311	8,335,772
Earnings per share, basic	$0.74	$0.61
Earnings per share, diluted	$0.70	$0.59

(1) Represents earnings attributable to holders of unvested restricted stock issued outside of the Plan to the Company’s employees.

There were 219,512 and 698,302 anti-dilutive options for March 31, 2022 and 2021 reported in the table above. There were 99,442 shares and 270,000 anti-dilutive warrants for March 31, 2022 and 2021 reported in the table above.

Note 15 – Revenue Recognition

The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income
Interest income, not-in-scope
Interest and fees on loans	$13,156	$8,790
Interest on securities	39	6
Other interest income	28	10
Total interest income	$13,223	$8,806

Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$8	$6
Strategic Program set up fees	49	—

Non-interest income, not in-scope
Strategic Program fees	6,166	2,873
Gain on sale of loans	5,052	2,603
SBA loan servicing fees	387	152
Change in fair value on investment in BFG	(398)	360
Other miscellaneous income	10	5
Strategic Program service charges	408	80
Total non-interest income	$11,682	$6,079

Index
Note 16 – Subsequent Events

Subsequent events are events or transactions that occur after the date of the most recent balance sheet but before the financial statements are available to be issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing of the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the date of the balance sheet and before the financial statements are available to be issued. The Company has evaluated subsequent events through May 16, 2022, which is the date the unaudited consolidated financial statements are available to be issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our most recently filed Annual Report on Form 10-K entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.

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

The SBA released a list of NAICS codes deemed to have been particularly affected by the Covid-19 pandemic. SBA customers who met all other Section 1112 qualifying criteria and operated within certain NAICS codes, are entitled to an additional three months of payments which were completed in 2021. As of March 31, 2021, the Bank had 35 qualifying SBA loans totaling approximately $4.9 million in SBA 7(a) unguaranteed balance that received an additional three months of Second Round Section 1112 Payments, which were capped at $9,000 per month and per loan. As of March 31, 2022, 5 of the 35 qualifying SBA loans have been paid in full. The remaining 30 loans are performing and total approximately $4.4 million in SBA 7(a) unguaranteed balance. As of March 31, 2022, none of the remaining 30 loans are entitled to additional Section 1112 payments.  We ceased originating PPP loans after 2020.

We believe the Bank’s diversified loan portfolio and associated revenue streams have enabled the Bank to sustain and grow its business despite the adverse conditions relating to the Covid-19 pandemic. For the three months ended March 31, 2021, the provision for loan losses amounted to $0.6 million. For the three months ended March 31, 2022 the provision for loan losses amounted to $2.9 million. While some of the adverse conditions relating to the Covid-19 pandemic reversed in 2021, and have continued such reversal in the beginning of 2022, sustained improvements are highly dependent upon strengthening economic conditions. The Covid-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations. We believe our SBA 7(a) underwriting program has remained strong throughout the Covid-19 pandemic and our SBA 7(a) loans are well collateralized when compared to the SBA industry in general.

Index
Results of Operations

Net Income Overview

The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income	$13,223	$8,806
Interest expense	(262)	(372)
Provision for loan losses	(2,947)	(633)
Non-interest income	11,682	6,079
Non-interest expense	(9,048)	(6,663)
Provision for income taxes	(3,214)	(1,926)
Net income	9,434	5,291

Index
Net income for the three months ended March 31, 2022 was $9.4 million, an increase of $4.1 million or 78.3% from net income of $5.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $5.6 million or 92.2% in non-interest income and an increase of $4.4 million or 50.2% in interest income, offset by an increase of $2.4 million or 35.8% in non-interest expense and an increase of $2.3 million or 365.6% in provision for loan losses, as described below.

Net Interest Income and Net Interest Margin Analysis

Net interest income was the primary contributor to our earnings in 2022 and 2021. We believe our net interest income results were enhanced by using FinView™ to identify attractive risk-adjusted lending opportunities and assist in the selection of Strategic Program loans that we chose to hold for investment. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”

For the three months ended March 31, 2022, our net interest income increased $4.5 million, or 53.7%, to $13.0 million compared to the three months ended March 31, 2021. This increase was primarily due to an increase in asset yields, growth in average interest earning assets, and a decrease in our cost of funds. Average interest earning assets increased by $80.1 million, or 26.0%, to $387.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, while the related yield on average interest earning assets increased by 219 basis points to 13.64%, resulting in increased interest income for the three months ended March 31, 2022 of $13.2 million. A substantial decrease in the average balances of comparatively low yielding PPP loans during the three months ended March 31, 2022 contributed to the increase in yield on average interest earning assets for the period. The corresponding cost of funds on interest bearing liabilities for the three months ended March 31, 2022 declined by 9 basis points to 0.79%, and the average balance in interest bearing liabilities decreased by $35.5 million, or 21.0%. The general decline of interest rates in the U.S. financial markets in 2021 is the primary cause for the decline in the cost of funds. As indicated in the rate/volume table set forth below, the decline in the cost of funds and the effect of decreased volumes of interest-bearing liabilities resulted in decreased interest expense for the three months ended March 31, 2022 to $0.3 million. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, Institutional Deposit exchanges, and brokered deposit arrangements. For the three months ended March 31, 2022, average outstanding balances under our PPPLF decreased compared to the three months ended March 31, 2021.  The decrease in funding from our PPPLF was partially offset by increases in deposits sourced through our branch, Strategic Programs, SBA 7(a) borrowers, national Institutional Deposit exchanges and brokered deposit arrangements compared to the three months ended March 31, 2021. Our net interest margin increased from 10.96% at March 31, 2021 to 13.37% at March 31, 2022.

Index
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent a net cost of approximately $0.4 million (including de minimis SBA fees related to PPP loans) for the three months ended March 31, 2022.and $1.3 million (including approximately $0.9 million in SBA fees related to PPP loans) of net loan fees are included in interest income on loans for the three months ended March 31, 2021. Average balances have been calculated using daily averages.

	Three Months Ended March 31,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non-
U.S. central banks and other banks	$79,855	$28	0.14%	$46,885	$10	0.09%
Investment securities	11,263	39	1.39%	1,750	6	1.37%
Loans held for sale	94,610	6,765	28.60%	35,349	3,566	40.35%
Loans held for investment	202,052	6,391	12.65%	223,728	5,224	9.34%
Total interest earning assets	387,780	13,223	13.64%	307,712	8,806	11.45%
Less: ALL	(10,366)			(6,288)
Non-interest earning assets	24,160			11,354
Total assets	$401,574			$312,778
Interest bearing liabilities:
Demand	$6,344	$14	0.88%	$6,287	$14	0.89%
Savings	6,678	1	0.06%	6,851	3	0.18%
Money market accounts	31,889	22	0.28%	17,728	16	0.36%
Certificates of deposit	87,626	224	1.02%	50,888	264	2.08%
Total deposits	132,537	261	0.79%	81,754	297	1.45%
Other borrowings	985	1	0.41%	87,267	75	0.34%
Total interest bearing liabilities	133,522	262	0.79%	169,021	372	0.88%
Non-interest bearing deposits	137,750			89,111
Non-interest bearing liabilities	11,553			6,586
Shareholders’ equity	118,749			48,060
Total liabilities and shareholders’ equity	$401,574			$312,778
Net interest income and interest rate spread		$12,961	12.85%		$8,434	10.57%
Net interest margin			13.37%			10.96%
Ratio of average interest-earning assets to average interest- bearing liabilities			290.42%			182.06%

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

	Three Months Ended March 31,
	2022
	Increase (Decrease) Due to
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$9	$9	$18
Investment securities	—	33	33
Loans held-for-sale	(672)	3,871	3,199
Loans held for investment	1,606	(439)	1,167
Total interest income	943	3,474	4,417
Interest expense:
Demand	—	—	—
Savings	(2)	—	(2)
Money market accounts	(3)	9	6
Certificates of deposit	95	(135)	(40)
Other borrowings	17	(91)	(74)
Total interest bearing liabilities	107	(217)	(110)
Net interest income	$836	$3,691	$4,527

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

Our provision for loan losses was $2.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.3 million was primarily due to substantial growth in SBA 7(a) and Strategic Program loans, and an increase in net charge offs.

Noninterest Income

The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$6,623	$2,953	$3,670	124.3%
Gain on sale of loans	5,052	2,603	2,449	94.1%
SBA loan servicing fees	387	152	235	154.6%
Change in fair value on investment in BFG	(398)	360	(758)	(210.6%)
Other miscellaneous income	18	11	7	63.6%
Total noninterest income	$11,682	$6,079	$5,603	92.2%

For the three months ended March 31, 2022, total noninterest income increased $5.6 million, or 92.2%, to $11.7 million compared to the three months ended March 31, 2021. This increase was primarily due to the increase in Strategic Program fees, gain on sale of loans, and SBA loan servicing fees. The increase in Strategic Program fees was primarily due to the increase in loan origination volume in the Strategic Program. The increase in gain on sale of loans was primarily due to the increase in the number of SBA 7(a) loans sold during the three months ended March 31, 2022. The increase in SBA loan servicing fees was primarily due to the increase in SBA 7(a) loans serviced for others during the period.  These increases were partially offset by a decrease in the change in fair value on investment in BFG due primarily to the softening of comparable company values used in determining BFG fair value.

Noninterest Expense

Noninterest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth.

Index
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended March 31,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$7,092	$4,895	$2,197	44.9%
Occupancy and equipment expenses	302	194	108	55.7%
Recovery of SBA servicing asset	(59)	—	(59)	(100.0%)
Other operating expenses	1,713	1,574	139	8.8%
Total noninterest expense	$9,048	$6,663	$2,385	35.8%

For the three months ended March 31, 2022, total noninterest expense increased $2.4 million, or 35.8%, to $9.0 million compared to the three months ended March 31, 2021. This increase was primarily due to the increase in salaries and employee benefits. For the three months ended March 31, 2022, salaries and employee benefits increased $2.2 million, or 44.9%, to $7.1 million compared to the three months ended March 31, 2021. This increase was primarily due to the increase in the number of employees during the three months ended March 31, 2022. The increase in employees during this timeframe coincided with an increase in Strategic Program loan volume and the expansion of our information technology and security division to support enhancements in our infrastructure, and an increase in contractual bonuses paid relating to the expansion of the Strategic Programs in 2022. For the three months ended March 31, 2022, other operating expense increased $0.1 million, or 8.8%, to $1.7 million compared to the three months ended March 31, 2021. This increase was primarily due to our initiative to develop new and upgrade existing technology, increased third party financial and business process reviews, increased marketing costs, and increased legal and professional fees, all with the intent of supporting of our growth. For the three months ended March 31, 2022, the increase in noninterest expense was partially offset by a the minor recovery and lack of additional impairment on the SBA servicing asset during the three months ended March 31, 2022.

Financial Condition

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

Index
SBA 7(a) Loans

We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of March 31, 2022 and December 31, 2021, we had total SBA 7(a) loans of $126.8 million and $141.3 million, respectively, representing 46.5% and 53.2% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by temporarily retaining a larger amount of the guaranteed portion of these loans.

SBA Paycheck Protection Program Loans

As of March 31, 2022 and December 31, 2021, we had total PPP loans of $1.0 million and $1.1 million, respectively, representing 0.4% of our total loans, respectively. The PPP loans also resulted in fees paid by the SBA to the originating bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended March 31, 2021, the Company recognized a total of $0.9 million in PPP-related accreted fees ($0.6 million of which were accelerated due to loan forgiveness). A de minimis amount was recognized during the three months ended March 31, 2022 and a de minimis amount of deferred fees remained as of March 31, 2022.

Commercial, non-real estate

Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of March 31, 2022 and December 31, 2021, we had total commercial non-real estate loans of $3.3 million and $3.4 million, respectively, representing 1.2% and 1.3% of our total loans, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Residential real estate

Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of March 31, 2022 and December 31, 2021, we had total residential real estate loans of $30.8 million and $27.1 million, respectively, representing 11.3% and 10.2% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.

Strategic Program loans

We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of March 31, 2022 and December 31, 2021, we had total Strategic Program loans of $101.8 million and $85.9 million, respectively, representing 37.4% and 32.3% of our total loans, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows and FinView™ evolves, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Index
Commercial real estate

Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of March 31, 2022 and December 31, 2021, we had total commercial real estate loans of $4.2 million and $2.4 million, respectively, representing 1.5% and 0.9% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer

Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of March 31, 2022 and December 31, 2021, we had total consumer loans of $4.7 million and $4.6 million, respectively, representing 1.7% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

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

The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
	Amount	% of total loans	Amount	% of total loans
SBA(1)	$127,778	46.9%	$142,392	53.6%
Commercial, non real estate	3,285	1.2%	3,428	1.3%
Residential real estate	30,772	11.3%	27,108	10.2%
Strategic Program loans	101,819	37.4%	85,850	32.3%
Commercial real estate	4,187	1.5%	2,436	0.9%
Consumer	4,711	1.7%	4,574	1.7%
Total	$272,552	100.0%	$265,788	100.0%

(1) The amount of SBA loans as of March 31, 2022 and December 31, 2021 includes approximately $1.0 million and $1.1 million of PPP loans. SBA loans as of March 31, 2022 and December 31, 2021 include $53.2 million and $75.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.

Index
Loan Maturity and Sensitivity to Changes in Interest Rates

As of March 31, 2022, including the impact of PPP loans, $107.7 million, or 54.2%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $91.1 million as of March 31, 2022. The variable rate portion of our total held for investment loan portfolio at March 31, 2022 was $155.1 million, or 78.0%. As of December 31, 2021, including the impact of PPP loans, $103.1 million, or 50.3%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $101.9 million as of December 31, 2021. The variable rate portion of our total held for investment loan portfolio at December 31, 2021 was $163.8 million, or 79.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2022 and December 31, 2021:

At March 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA(1)	$623	$661	$254	$110	$1,648
Commercial, non-real estate	1,087	1,987	202	9	3,285
Residential real estate	3,113	1,056	—	—	4,169
Strategic Program loans	17,470	10,544	—	—	28,014
Commercial real estate	1,624	521	8	1	2,154
Consumer	1,485	2,880	53	—	4,418

Variable rate loans:
SBA	7,364	29,246	52,542	36,978	126,130
Commercial, non-real estate	—	—	—	—	—
Residential real estate	26,047	304	247	5	26,603
Strategic Program loans	—	—	—	—	—
Commercial real estate	864	521	648	—	2,033
Consumer	79	214	—	—	293
Total	$59,756	$47,934	$53,954	$37,103	$198,747

(1) The amount of SBA fixed rate loans includes approximately $1.0 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of March 31, 2022, three PPP loans have been granted maturity date extensions.

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

Index
The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	As of
($ in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans:
SBA	$657	$657
Commercial, non real estate	—	—
Residential real estate	—	—
Strategic Program loans	1	—
Total nonperforming loans	$658	$657

Total accruing loans past due 90 days or more	$359	$54
Nonaccrual troubled debt restructuring	$25	$25
Total troubled debt restructurings	96	106
Other Real Estate Owned	—	—
Less nonaccrual troubled debt restructurings	(25)	(25)
Total nonperforming assets and troubled debt restructurings	$754	$763
Total nonperforming loans to total loans	0.2%	0.2%
Total nonperforming loans to total assets	0.2%	0.2%
Total nonperforming assets and troubled debt restructurings to total loans	0.3%	0.3%
Total nonperforming assets and troubled debt restructurings to total assets	0.2%	0.2%
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans) (1)	0.2%	0.2%

(1) See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Our total nonperforming assets and troubled debt restructurings at March 31, 2022 and December 31, 2021 were $0.8 million. Total nonperforming assets at March 31, 2022 and December 31, 2021 were composed of $0.7 million in nonaccrual loans and $0.1 million of troubled debt restructurings.

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

Interest income that would have been recorded for the three months ended March 31, 2022 and 2021 had nonaccrual loans been current throughout the period amounted to de minimis amounts for each period.

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

	As of March 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$125,366	$1,461	$951	$—	$127,778
Commercial, non real estate	3,285	—	—	—	3,285
Residential real estate	30,572	—	200	—	30,772
Commercial real estate	4,187	—	—	—	4,187
Consumer	4,711	—	—	—	4,711
Not Risk Graded
Strategic Program(1) loans					101,819
Total	$168,121	$1,461	$1,151	$—	$272,552

Index
	As of December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$139,985	$1,435	$972	$—	$142,392
Commercial, non real estate	3,382	46	—	—	3,428
Residential real estate	27,108	—	—	—	27,108
Commercial real estate	2,436	—	—	—	2,436
Consumer	4,574	—	—	—	4,574
Not Risk Graded
Strategic Program(1) loans					85,850
Total	$177,485	$1,481	$972	$—	$265,788

(1) The Strategic Program loan balance includes $73.8 million and $60.7 million of loans classified as held-for-sale as of March 31, 2022 and December 31, 2021, respectively.

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

We evaluate the ALL on a monthly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ALL is reviewed by regulatory examinations.

The ALL consists of the following two elements:

●
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

●
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

Index
The ALL was $10.0 million at March 31, 2022 compared to $9.9 million at December 31, 2021, an increase of $0.1 million, or 1.3%. The increase was primarily due to increased retention of Strategic Program loans with higher loss reserving characteristics.

The following table presents a summary of changes in the ALL for the periods and dates indicated:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
ALL:
Beginning balance	$9,855	$6,199
Provision for loan losses	2,947	633
Charge offs
SBA	(31)	(7)
Commercial, non-real estate	—	(41)
Residential real estate	—	—
Strategic Program loans	(2,878)	(741)
Commercial real estate	—	—
Consumer	—	(2)
Recoveries
SBA	—	11
Commercial, non-real estate	1	—
Residential real estate	—	—
Strategic Program loans	93	132
Commercial real estate	—	—
Consumer	—	—
Ending balance	$9,987	$6,184

Although we believe that we have established our ALL in accordance with GAAP and that the ALL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

Index
The following table shows the allocation of the ALL among loan categories and certain other information as of the dates indicated. The ALL related to Strategic Programs constitutes 63.3% and 66.5% of the total ALL while comprising 37.4% and 32.3% of total loans as of March 31, 2022 and December 31, 2021, respectively. This reflects the increased credit risks associated with certain retained Strategic Program loans.

	March 31, 2022
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$3,064	$127,778	30.7%	46.9%
Commercial, non real estate	107	3,285	1.1%	1.2%
Residential real estate	411	30,772	4.1%	11.3%
Strategic Program loans	6,322	101,819	63.3%	37.4%
Commercial real estate	21	4,187	0.2%	1.5%
Consumer	62	4,711	0.6%	1.7%
Total	$9,987	$272,552	100.0%	100.0%

	December 31, 2021
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$2,739	$142,392	27.8%	53.6%
Commercial, non real estate	132	3,428	1.3%	1.3%
Residential real estate	352	27,108	3.6%	10.2%
Strategic Program loans	6,549	85,850	66.5%	32.3%
Commercial real estate	21	2,436	0.2%	0.9%
Consumer	62	4,574	0.6%	1.7%
Total	$9,855	$265,788	100.0%	100.0%

The following tables reflect the ratio of the ALL to nonperforming loan balances and net charge-offs to average loans outstanding by loan category, for the periods presented. The ratio of net charge-offs to average loans outstanding generally decreased or remained consistent for loan categories in the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase in the ratio for Strategic Programs loans was primarily due to increases in charge-offs in the three months ended March 31, 2022 while the decreases in Commercial, non-real estate and Consumer were primarily due to lower charge-off amounts in the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2022	2021
Net charge-offs to average loans outstanding by loan category
SBA	0.1%	0.0%
Commercial, non-real estate	(0.1%)	4.0%
Residential real estate	0.0%	0.0%
Strategic Program loans	9.2%	5.7%
Commercial real estate	0.0%	0.0%
Consumer	0.0%	0.1%

	As of
	March 31, 2022	December 31, 2021
ALL to nonperforming loans	1,517.8%	1,499.1%

Index
Interest-Bearing Deposits in Other Banks

Our interest-bearing deposits in other banks increased to $116.2 million at March 31, 2022 from $85.3 million at December 31, 2021, an increase of $30.9 million, or 36.2%. This increase was primarily due to the Company’s public stock offering and an increase in loan originations. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

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

The following tables summarize the contractual maturities and weighted average yields of investment securities at March 31, 2022, and the amortized cost of those securities as of the indicated dates.

At March 31, 2022
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—

	At March 31, 2022
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$1,462	1.2%	$9,524	1.4%	$10,986

The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.

There were no calls, sales or maturities of securities during the three months ended March 31, 2022 and March 31, 2021.

At March 31, 2022, there were 13 securities, consisting of five collateralized mortgage obligations and eight mortgage-backed securities. One of these securities were in a gain position for greater than 12 months and twelve of these securities were in an unrealized loss position as of March 31, 2022. There were nine securities in an unrealized loss position as of December 31, 2021.

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

Index
The following table presents the end of period and average balances and for the periods indicated (average balances have been calculated using daily averages):

	March 31, 2022		December 31, 2021
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$127,330	45.9%	$110,548	43.9%
Interest-bearing deposits:
Demand	7,919	2.8%	5,399	2.1%
Savings	7,089	2.6%	6,685	2.7%
Money markets	53,434	19.3%	31,076	12.3%
Time certificates of deposit	81,688	29.4%	98,184	39.0%
Total period end deposits	$277,460	100.0%	$251,892	100.0%

	For the Three Months Ended March 31,
	2022		2021
($ in thousands)	Total	Percent	Total	Percent
Average:
Noninterest-bearing demand deposits	$137,750	51.0%	$89,111	52.1%
Interest-bearing deposits:
Demand	6,344	2.3%	6,287	3.7%
Savings	6,678	2.5%	6,851	4.0%
Money market	31,889	11.8%	17,728	10.4%
Time certificates of deposit	87,626	32.4%	50,888	29.8%
Total average deposits	$270,287	100.0%	$170,865	100.0%

Our deposits increased to $277.5 million at March 31, 2022 from $251.9 million at December 31, 2021, an increase of $25.6 million, or 10.2%. This increase was primarily due to an increase in money markets and noninterest-bearing demand deposits.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $187.9 million and $106.4 million for the three months ended March 31, 2022 and 2021, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at March 31, 2022 is as follows:

	March 31, 2022
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$128	$—	$502	$144	$774

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

We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 27.5% of total assets at March 31, 2022.

We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At March 31, 2022, we had the ability to access $9.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $3.9 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2022. In long term borrowings, we had $1.0 million outstanding at March 31, 2022 related to the PPPLF. The PPPLF is secured by pledged PPP loans.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2022, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $116.6 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Capital Resources

Shareholders’ equity increased $9.5 million to $125.0 million at March 31, 2022 compared to $115.4 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized of $9.4 million. Stock options exercised, and stock-based compensation increased additional paid-in capital aggregately by approximately $0.1 million.

We use several indicators of capital strength. The most commonly used measure is average common equity to average assets, which was 29.9% and 25.7% for the three months ended March 31, 2022 and December 31, 2021, respectively.

Index
Our return on average equity was 31.4% and 43.1% for the three months ended March 31, 2022 and 2021, respectively. Our return on average assets was 9.4% and 6.5% for the three months ended March 31, 2022 and 2021, respectively.

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

Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank has elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these new capital requirements, as temporarily amended by Section 4012 of the CARES Act, the Bank must maintain a leverage ratio greater than 8.5% for 2021 and 9.0% for 2022.

As of March 31, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	March 31,	December 31,	2022		2021
Capital Ratios	2022	2021	Well- Capitalized Requirement		Well- Capitalized Requirement
Leverage Ratio (under CBLR)	19.1%	17.7%	9.0	%(1)	8.5	%(2)

(1) The Well-Capitalized Requirement for years 2022 and 2021 were 9.0% and 8.5%.

Index
Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2022.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$135,249	$135,249	$—	$—	$—
Time deposits	81,688	28,967	35,080	16,901	740
Long term borrowings(1)	952	545	—	407	—
Operating lease obligations	7,982	740	1,949	2,220	3,073
Total	$225,871	$165,501	$37,029	$19,528	$3,813

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

($ in thousands)	As of March 31, 2022	As of December 31, 2021
Revolving, open-end lines of credit	$1,224	$1,259
Commercial real estate	22,167	15,402
Other unused commitments	255	377
Total commitments	$23,646	$17,038

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

Accounting policies, as described in detail in the notes to our consolidated financial statements, included in the 2021 Form 10-K, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that those critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Index
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this Report are not measures of financial performance recognized by GAAP. This non-GAAP financial measure is “total nonperforming assets and troubled debt restructurings to total assets (less PPP loans).” Our management uses this non-GAAP financial measures in its analysis of our performance.

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

Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)

	As of
($ in thousands)	March 31, 2022	December 31, 2021
Total nonperforming assets and troubled debt restructuring	$754	$763
Total assets	$424,484	$380,214
PPP loans	$991	$1,091
Total assets less PPP loans	$423,493	$379,123
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)	0.2%	0.2%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Under the filer category of “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 3 of this Report.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
PART II

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K based on information currently known to us and recent developments since the date of the 2021 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2021 Form 10-K. The risks and uncertainties that we face are not limited to those described below and those set forth in the 2021 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, continued outbreaks and new variants, and the related impacts to economic and operating conditions.

Acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

As discussed in more detail in the 2021 Form 10-K, acts of terrorism, geopolitical and other external events could impact our ability to conduct business. Political and social conditions, fiscal and monetary policies, trade wars and tariffs, labor shortages, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions and the prospect or occurrence of more widespread conflicts could also negatively affect our business, operations and partners, consumer and business spending, including travel patterns and business investment, and demand for credit. The U.S., the U.K., the EU and other countries have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in and associated with Russia, and additional sanction packages to constrain Russia have been and continue to be proposed and adopted. The conflict in Ukraine has led to economic uncertainty and market disruptions, including significant volatility in commodity and energy prices and credit and capital markets. The broader consequences of this conflict are difficult to predict at this time, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks against us, our customers, service providers and other third parties, potential retaliatory action by customers or the Russian government against companies such as us, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel, further disruptions to the global supply chain and the availability of certain natural resources and other adverse effects on macroeconomic conditions. The duration of the conflict in Ukraine and the extent to which it may intensify or expand beyond Ukraine are currently unknown, and such events could exacerbate or heighten many of the other risk factors described in Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K and have a material adverse effect on our business, financial condition and results of operations.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s stock during the first quarter of 2022. The Company did not repurchase any of its shares during the first quarter of 2022 and does not have any authorized share repurchase programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibits.

Number	Description

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

10.1	Amendment to Employment Agreement, dated March 14, 2022, by and between David Tilis and FinWise Bancorp
10.2*	Second Amendment to Employment Agreement, dated March 31, 2022, by and between David Tilis and FinWise Bancorp
10.3*	Third Amendment to Employment Agreement, dated April 29, 2022, by and between David Tilis and FinWise Bancorp
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: May 16, 2022	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)