Form 10-Q
period 2022-06-30
Finwise Bancorp
filed 2022-08-15
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 12,884,821 shares of common stock, $0.001 par value per share, outstanding.

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

Index
PART I

Item 1.	Financial Statements

FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$397	$411
Interest-bearing deposits	96,131	85,343
Total cash and cash equivalents	96,528	85,754
Investment securities held-to-maturity, at cost	12,463	11,423
Investment in Federal Home Loan Bank (FHLB) stock, at cost	449	378
Strategic Program loans held-for-sale, at lower of cost or fair value	31,599	60,748
Loans receivable, net	189,670	198,102
Premises and equipment, net	5,834	3,285
Accrued interest receivable	1,422	1,548
Deferred taxes, net	2,018	1,823
SBA servicing asset, net	4,586	3,938
Investment in Business Funding Group (BFG), at fair value	4,600	5,900
Investment in FinWise Investments, LLC	80	80
Operating lease right-of-use (“ROU”) assets	6,935	—
Income tax receivable, net	1,843	—
Other assets	7,960	7,235
Total assets	$365,987	$380,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$83,490	$110,548
Interest-bearing	135,869	141,344
Total deposits	219,359	251,892
Accrued interest payable	34	48
Income taxes payable, net	—	233
PPP Liquidity Facility	376	1,050
Operating lease liabilities	7,393	—
Other liabilities	8,288	11,549
Total liabilities	235,450	264,772

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,884,821 and 12,772,010 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in-capital	55,015	54,836
Retained earnings	75,509	60,593
Total shareholders’ equity	130,537	115,442
Total liabilities and shareholders’ equity	$365,987	$380,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$12,864	$11,119	$26,020	$19,909
Interest on securities	44	6	83	12
Other interest income	105	10	133	20
Total interest income	13,013	11,135	26,236	19,941

Interest expense
Interest on deposits	244	291	505	588
Interest on PPP Liquidity Facility	—	42	1	117
Total interest expense	244	333	506	705
Net interest income	12,769	10,802	25,730	19,236

Provision for loan losses	2,913	1,536	5,860	2,169
Net interest income after provision for loan losses	9,856	9,266	19,870	17,067

Non-interest income
Strategic Program fees	6,221	3,942	12,844	6,895
Gain on sale of loans, net	2,412	2,397	7,464	5,000
SBA loan servicing fees	342	311	729	463
Change in fair value on investment in BFG	(575)	1,501	(973)	1,861
Other miscellaneous income	31	10	49	21
Total non-interest income	8,431	8,161	20,113	14,240

Non-interest expense
Salaries and employee benefits	7,182	5,488	14,274	10,383
Occupancy and equipment expenses	419	203	721	397
(Recovery) impairment of SBA servicing asset	1,135	—	1,076	—
Other operating expenses	2,283	1,388	3,996	2,962
Total non-interest expense	11,019	7,079	20,067	13,742
Income before income tax expense	7,268	10,348	19,916	17,565

Provision for income taxes	1,786	2,609	5,000	4,535
Net income	$5,482	$7,739	$14,916	$13,030

Earnings per share, basic	$0.43	$0.89	$1.17	$1.50
Earnings per share, diluted	$0.41	$0.84	$1.10	$1.45

Weighted average shares outstanding, basic	12,716,010	8,183,774	12,698,714	8,137,736
Weighted average shares outstanding, diluted	13,417,390	8,650,956	13,444,347	8,412,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2021	8,716,110	$9	$18,000	$34,301	$52,310
Stock-based compensation expense	—	—	274	—	274
Net Income	—	—	—	7,739	7,739
Balance at June 30, 2021	8,716,110	$9	$18,274	$42,040	$60,323

Six Months Ended June 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	8,660,334	$9	$16,853	$29,010	$45,872
Stock-based compensation expense	—	—	1,255	—	1,255
Stock options exercised	55,776	—	166	—	166
Net Income	—	—	—	13,030	13,030
Balance at June 30, 2021	8,716,110	$9	$18,274	$42,040	$60,323

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended June 30, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2022	12,788,810	$13	$54,915	$70,027	$124,955
Stock-based compensation expense	96,011	—	100	—	100
Net Income	—	—	—	5,482	5,482
Balance at June 30, 2022	12,884,821	$13	$55,015	$75,509	$130,537

Six Months Ended June 30, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2022	12,772,010	$13	$54,836	$60,593	$115,442
Stock-based compensation expense	96,011	—	139	—	139
Stock options exercised	16,800	—	40	—	40
Net Income	—	—	—	14,916	14,916
Balance at June 30, 2022	12,884,821	$13	$55,015	$75,509	$130,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$14,916	$13,030

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	754	596
Provision for loan losses	5,860	2,169
Amortization of operating lease ROU asset	445	—
Net amortization in securities discounts and premiums	18	14
Capitalized servicing assets	(2,243)	(1,760)
Gain on sale of SBA loans, net	(7,464)	(5,000)
Originations of Strategic Program loans held-for-sale	(4,436,343)	(2,317,739)
Proceeds on Strategic Program loans held-for-sale	4,465,492	2,279,911
Change in fair value of BFG	973	(1,861)
Impairment of SBA servicing asset	1,076	—
Stock-based compensation expense	139	1,255
Deferred income tax benefit	(195)	(556)
Net changes in:
Accrued interest receivable	126	417
Accrued interest payable	(14)	(111)
Other assets	(725)	(1,519)
Operating lease liabilities	13	—
Other liabilities	(5,337)	5,660
Net cash provided by (used in) operating activities	37,491	(25,494)

Cash flows from investing activities:
Net decrease in loans receivable	10,036	67,067
Distributions from BFG	327	431
Purchase of bank premises and equipment	(2,784)	(416)
Proceeds from maturities and paydowns of securities held-to-maturity	917	262
Purchases of securities held to maturity	(1,975)	—
Purchase of FHLB stock	(71)	(172)
Net cash provided by investing activities	6,450	67,172

Cash flows from financing activities:
Net increase (decrease) in deposits	(32,533)	34,120
Proceeds from exercise of stock options	40	166
Proceeds from PPP Liquidity Facility	—	5,558
Repayment of PPP Liquidity Facility	(674)	(89,039)
Net cash used in financing activities	(33,167)	(49,195)

Net change in cash and cash equivalents	10,774	(7,517)
Cash and cash equivalents, beginning of the period	85,754	47,383
Cash and cash equivalents, end of the period	$96,528	$39,866

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$7,257	$5,374
Interest	$520	$816

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$7,380	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
Note 1 – Summary of Significant Accounting Policies

Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned banking subsidiary, FinWise Bank, f/k/a Utah Community Bank. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp, f/k/a All West Bancorp, was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.

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

The Bank provides a full range of banking services to individual and commercial customers. The Bank’s primary source of revenue is from loans including consumer, Small Business Administration (SBA), commercial, commercial real estate, and residential real estate. The Bank also has established Strategic Programs with various third-party loan origination platforms that use technology to streamline the origination of unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. The Bank earns monthly program fees based on the volume of loans originated in these Strategic Programs, as well as interest during the time the Bank holds the loans.

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

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00%. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. Payments are deferred for at least the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. At June 30, 2022, net deferred loan fees related to PPP loans was a de minimis amount, which will be recognized over the life of the loans. As of December 31, 2021, PPP borrowers had applied for and received forgiveness from the SBA for $125.2 million of PPP loan principal and had made $0.3 million of principal payments leaving $1.1 million of PPP loan principal outstanding as of December 31, 2021. During the six months ended June 30, 2022, PPP borrowers made $0.4 million of principal payments leaving $0.7 million of PPP loan principal outstanding as of June 30, 2022.  The loan forgiveness resulted in the recognition of a de minimis amount of deferred loan fees for the six months ended June 30, 2022.

Basis of Presentation – The consolidated financial statements are comprised of the accounts of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Investments, LLC and FinWise Bank (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

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

Index
Out-of-period adjustment – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The adjustment was not considered material to the interim consolidated financial statements for the three months ended March 31, 2022, six months ended June 30, 2022, or the financial statements of any previously filed interim or annual periods.

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

Index
Accounting pronouncements to be adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. However, the FASB issued an ASU to delay adoption to January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined by the SEC’s rules. The Company is a smaller reporting company. The Company plans to apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective. The Company has formed a team that is working on an implementation plan to adopt the amendment. The implementation plan is expected to include developing policies, procedures, and internal controls over the model. The Company is also working with a software vendor to measure expected losses required by the amendment. The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements and expects that the portfolio composition and economic conditions at the time of adoption will influence the accounting adjustment made at the time the amendment is adopted.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  This ASU is effective on January 1, 2023, the same effective date as ASU 2016-13.  The Company is currently evaluating the effects that the adoption of this amendment will have on its consolidated financial statements.

Note 2 – Investments

Investment securities held-to-maturity, at cost

The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$12,463	$—	$(1,393)	$11,070

	December 31, 2021
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$11,423	$23	$(114)	$11,332

The Company had fifteen securities in an unrealized loss position at June 30, 2022 and nine securities in an unrealized loss position at December 31, 2021, as summarized in the following tables:

	June 30, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,070	$(1,393)	$—	$—	$11,070	$(1,393)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,961	$(114)	$—	$—	$8,961	$(114)

Index
The amortized cost and estimated market value of debt securities at June 30, 2022 and December 31, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,328	2,177	1,541	1,548
Due after ten years	10,135	8,893	9,882	9,784
Total Securities held-to-maturity	$12,463	$11,070	$11,423	$11,332

At June 30, 2022, all held-to-maturity securities were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the six months ended June 30, 2022 or 2021.

FHLB stock

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At June 30, 2022 and December 31, 2021, the Bank owned $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2022 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Loan Losses

Loans are summarized as follows according to major risk category as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
($ in thousands)
SBA	$124,477	$142,392
Commercial, non-real estate	7,847	3,428
Residential real estate	30,965	27,108
Strategic Program loans	59,066	85,850
Commercial real estate	4,722	2,436
Consumer	5,062	4,574
Total loans	$232,139	$265,788
Loans held-for-sale	(31,599)	(60,748)
Total loans held for investment	$200,540	$205,040
Deferred loan costs (fees), net	(268)	2,917
Allowance for loan losses	(10,602)	(9,855)
Net loans	$189,670	$198,102

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

Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the deposit reserve account balance does not fall below the dollar amount of the total loans outstanding currently held by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at June 30, 2022 and December 31, 2021, was $24.4 million and $39.6 million, respectively.

Strategic Program loans retained and held-for-sale as of June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30,	December 31,
	2022	2021
($ in thousands)
Retained Strategic Program loans	$27,467	$25,102
Strategic Program loans held-for-sale	31,599	60,748
Total Strategic Program loans	$59,066	$85,850

Changes in the ALL are summarized as follows:

Three Months Ended June 30, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$3,064	$107	$411	$6,322	$21	$62	$9,987
Charge-offs	(102)	—	—	(2,560)	—	—	(2,662)
Recoveries	48	1	—	315	—	—	364
Provision for loan losses	374	166	4	2,365	1	3	2,913
Balance at end of period	$3,384	$274	$415	$6,442	$22	$65	$10,602
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$3,384	$274	$415	$6,442	$22	$65	$10,602
Loans receivable	$124,477	$7,847	$30,965	$27,467	$4,722	$5,062	$200,540
Ending balance individually evaluated for impairment	728	—		—	—	—	728
Ending balance collectively evaluated for impairment	$123,749	$7,847	$30,965	$27,467	$4,722	$5,062	$199,812

Six Months Ended June 30, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$2,739	$132	$352	$6,549	$21	$62	$9,855
Charge-offs	(133)	—	—	(5,438)	—	—	(5,571)
Recoveries	48	2	—	408	—	—	458
Provision for loan losses	730	140	63	4,923	1	3	5,860
Balance at end of period	$3,384	$274	$415	$6,442	$22	$65	$10,602
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$3,384	$274	$415	$6,442	$22	$65	$10,602
Loans receivable	$124,477	$7,847	$30,965	$27,467	$4,722	$5,062	$200,540
Ending balance individually evaluated for impairment	728	—		—	—	—	728
Ending balance collectively evaluated for impairment	$123,749	$7,847	$30,965	$27,467	$4,722	$5,062	$199,812

Index
Three Months Ended June 30, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$924	$191	$855	$4,135	$19	$60	$6,184
Charge-offs	(47)	(22)	—	(541)	—	(1)	(611)
Recoveries	—	81	—	48	—	1	130
Provision for loan losses	100	—	—	1,436	—	—	1,536
Balance at end of period	$977	250	855	5,078	19	60	7,239
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$977	$250	$855	$5,078	$19	$60	$7,239
Loans receivable	$128,841	$3,627	$22,410	$12,459	$2,316	$4,624	$174,277
Ending balance individually evaluated for impairment	887	—	—	—	—	—	887
Ending balance collectively evaluated for impairment	$127,954	$3,627	$22,410	$12,459	$2,316	$4,624	$173,390

Six Months Ended June 30, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$920	$232	$855	$4,111	$19	$62	$6,199
Charge-offs	(54)	(63)	—	(1,199)	—	(3)	(1,319)
Recoveries	11	81	—	97	—	1	190
Provision for loan losses	100	—	—	2,069	—	—	2,169
Balance at end of period	$977	$250	$855	$5,078	$19	$60	$7,239
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$977	$250	$855	$5,078	$19	$60	$7,239
Loans receivable	$128,841	$3,627	$22,410	$12,459	$2,316	$4,624	$174,277
Ending balance individually evaluated for impairment	887	—	—	—	—	—	887
Ending balance collectively evaluated for impairment	$127,954	$3,627	$22,410	$12,459	$2,316	$4,624	$173,390

The following tables summarize impaired loans as of June 30, 2022 and December 31, 2021:

June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$728	$728	$—	$850	$43
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$728	$728	$—	$850	$43

Index
December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$972	$972	$—	$945	$47
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	189	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$972	$972	$—	$1,134	$47

Nonaccrual and past due loans are summarized below as of June 30, 2022 and December 31, 2021:

June 30, 2022
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total

SBA	$123,844	$—	$—	$—	$—	$633	$124,477
Commercial, non-real estate	7,847	—	—	—	—	—	7,847
Residential real estate	30,965	—	—	—	—	—	30,965
Strategic Program loans	57,133	991	770	172	1,933	—	59,066
Commercial real estate	4,722	—	—	—	—	—	4,722
Consumer	5,059	—	—	3	3	—	5,062
Total	$229,570	$991	$770	$175	$1,936	$633	$232,139

December 31, 2021
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$141,488	$247	$—	$—	$247	$657	$142,392
Commercial, non-real estate	3,428	—	—	—	—	—	3,428
Residential real estate	27,108	—	—	—	—	—	27,108
Strategic Program loans	84,065	1,041	690	54	1,785	—	85,850
Commercial real estate	2,436	—	—	—	—	—	2,436
Consumer	4,554	20	—	—	20	—	4,574
Total	$263,079	$1,308	$690	$54	$2,052	$657	$265,788

Index
The amount of interest income for the three and six months ended June 30, 2022 and 2021, that was not recorded on nonaccrual loans was de minimis.

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

Outstanding loan balances categorized by these credit quality indicators are summarized as follows at June 30, 2022 and December 31, 2021:

June 30, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$122,338	$1,411	$728	$124,477
Commercial, non-real estate	7,847	—	—	7,847
Residential real estate	30,965	—	—	30,965
Commercial real estate	4,722	—	—	4,722
Consumer	5,062	—	—	5,062
Not Risk Graded
Strategic Program loans				59,066
Total	$170,934	$1,411	$728	$232,139

Index
December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$139,985	$1,435	$972	$142,392
Commercial, non-real estate	3,382	46	—	3,428
Residential real estate	27,108	—	—	27,108
Commercial real estate	2,436	—	—	2,436
Consumer	4,574	—	—	4,574
Not Risk Graded
Strategic Program loans				85,850
Total	$177,485	$1,481	$972	$265,788

Loans modified and recorded as TDR’s at June 30, 2022 and December 31, 2021, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2022
SBA	1	$95	$95
Total at June 30, 2022	1	$95	$95

December 31, 2021
SBA	2	$106	$106
Total at December 31, 2021	2	$106	$106

Non-Accrual
SBA	1	$25	$25

At June 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. Loans modified and recorded as TDR’s included modifications to rate and term. There was one principal charge-off recorded related to TDRs during the six months ended June 30, 2022 for $0.01 million.  There were no principal charge-offs recorded related to TDRs during the six months ended June 30, 2021. There was no principal charge-off recorded related to TDRs during the three months ended June 30, 2022. There were no principal charge-offs recorded related to TDRs during the three months ended June 30, 2021.

Index
During the three and six months ended June 30, 2022 and 2021, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the six months ended June 30, 2022. This same loan was paid in full with interest on June 2, 2022. One restructured loan incurred a default within 12 months of the restructure date during the six months ended June 30, 2021. This same loan was paid in full with interest on May 28, 2021.

Note 4 – Premises and Equipment

Premises and equipment at June 30, 2022 and December 31, 2021, consist of the following:

	June 30,	December 31,
	2022	2021
($ in thousands)
Leasehold improvements	$80	$80
Furniture, fixtures, and equipment	3,315	2,219
Construction in progress	4,021	2,333
Total premises and equipment	$7,416	$4,632
Less accumulated depreciation	(1,582)	(1,347)
Premises and equipment, net	$5,834	$3,285

Depreciation expense was approximately $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Lease Liabilities

The Company leases its facilities under noncancelable operating leases. Rent expense for six months ended June 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Future minimum annual rental payments for these operating leases are as follows ($ in thousands):

Six Months Ended December 31, 2022	$441
Year Ended December 31, 2023	850
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Thereafter	3,355
Total	7,954
Less present value discount	(561)
Operating lease liabilities	$7,393

The Company entered into one lease during the six months ended June 30, 2022 to provide additional space while the Murray office construction is completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities. Comparative periods and disclosures are not presented here due to adoption of ASC 842 on January 1, 2022.

Six Months Ended
June 30, 2022

Weighted-average remaining lease term – operating leases (in years)	7.2
Weighted-average discount rate – operating leases	1.9%

Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
($ in thousands)
Operating cash flows from operating leases	$28	$56
Right-of-use assets obtained in exchange for operating lease liabilities	—	7,380

Index
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(in thousands)
Operating leases
Operating lease cost	$278	$514
Variable lease cost	4	8
Operating lease expense	282	522
Short-term lease rent expense	28	28
Net rent expense	$310	$550

Note 5 – Deposits

Major classes of deposits at June 30, 2022 and December 31, 2021, are as follows:

	June 30,	December 31,
	2022	2021
($ in thousands)
Demand	$94,850	$115,947
Savings	7,462	6,685
Money markets	48,273	31,076
Time certificates of deposit	68,774	98,184
Total deposits	$219,359	$251,892

At June 30, 2022, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2022	$12,666
Year Ended December 31, 2023	21,269
Year Ended December 31, 2024	16,374
Year Ended December 31, 2025	9,243
Year Ended December 31, 2026	8,338
Thereafter	884
Total	68,774

Time deposits with balances equal or greater than $250,000 totaled $3.5 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively.

Note 6 – SBA Servicing Asset

The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $273.9 million and $210.2 million at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021
Beginning balance	$3,938	$2,415
Additions to servicing asset	2,243	1,760
Impairment of SBA servicing asset	(1,076)	—
Amortization of servicing asset	(519)	(450)
Ending balance	$4,586	$3,725

The fair market value of the SBA servicing asset as of June 30, 2022 and December 31, 2021, was $4.6 million and $3.9 million, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

Index
The Company assumed a weighted average prepayment rate of 14.12%, weighted average term of 4.30 years, and a weighted average discount rate of 15.78% at June 30, 2022.

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

Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of June 30, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount		Ratio
June 30, 2022
Leverage ratio (CBLR election)	$82,381	21.4%	$34,625	*	9.0%
December 31, 2021
Leverage ratio (CBLR election)	$65,503	17.7%	$31,442	*	8.5%
* On March 27, 2020 the CARES Act became law. Section 4012 of the CARES Act directs the agencies to issue an interim final rule reducing the CBLR ratio requirement from 9% to 8% for the last two quarters of the year 2020, 8.5% for the calendar year 2021, and 9% thereafter.

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of June 30, 2022 and December 31, 2021.

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

Note 8 – Commitments and Contingent Liabilities

Federal Home Loan Bank Secured Line of Credit

As of June 30, 2022 and December 31, 2021, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $3.2 million and $4.1 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the line of credit. Loans totaling $5.0 million and $5.4 million were pledged to secure the FHLB line of credit as of June 30, 2022 and December 31, 2021, respectively.

Line of Credit

At June 30, 2022 and December 31, 2021, we had the ability to access $10.0 million and $10.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million at June 30, 2022 and December 31, 2021. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds at June 30, 2022 and December 31, 2021. We had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2022 and December 31, 2021.

Paycheck Protection Program Liquidity Facility

On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.4 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at June 30, 2022. The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2021. The average outstanding borrowings were $0.8 million during the six months ended June 30, 2022 and $67.8 million during the six months ended June 30, 2021.

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

At June 30, 2022 and December 31, 2021, financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
($ in thousands)	2022	2021
Revolving, open-end lines of credit	$1,290	$1,259
Commercial real estate	23,830	15,402
Other unused commitments	644	377
	$25,764	$17,038

Note 9 – Investment in Business Funding Group, LLC

On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.

Index
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.

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

On April 19, 2022, the Company’s Board of Directors approved an amendment of the 2019 Plan to change its name from the All West Bancorporation 2019 Stock Option Plan to the FinWise Bancorp 2019 Stock Option Plan and to increase the number of shares of the Company’s common stock available for awards under the 2019 Plan by 500,000 shares to 1,280,000 shares, subject to shareholder approval.  The Company’s shareholders approved the name change and increase in the number of shares at the Company’s 2022 Annual Meeting of Shareholders on June 9, 2022.

The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At June 30, 2022, 645,178 shares are available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At June 30, 2022, 54 shares under 2016 Plan are available for future issuance.

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

Index
Other stock-based compensation

On June 9, 2022, the Board approved a restricted stock discretionary grant of 96,011 shares with an aggregate fair value of $1.3 million from the 2019 Plan to certain executives. Granted shares vest ratably over three years based on achievement of specific levels of the Company’s return on average assets (ROAA) and, subject to the terms and conditions of the grant agreements, will be fully vested on June 9, 2025.

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

	For the Six Months Ended June 30,
	2022	2021
Risk-free interest rate	3.10%	0.4% – 0.7%
Expected term in years	5.5 – 6.5	5.0 – 7.5
Expected volatility	45.8% – 46.7%	45.7% – 47.6%
Expected dividend yield	—	—

The following summarizes stock option activity for the three months and six months ended June 30, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	839,028	$4.46	8.0	$10,645,951
Options granted	89,415	13.04	9.9	—
Options forfeited	(3,160)	4.40	—	16,158
Outstanding at June 30, 2022	925,283	$5.29	8.0	$4,091,633
Options vested and exercisable at June 30, 2022	607,608	$4.56	7.8	$2,898,340

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options granted	89,415	13.04	9.9	—
Options exercised	(16,800)	2.37	—	248,312
Options forfeited	(9,820)	3.64	—	108,515
Outstanding at June 30, 2022	925,283	$5.29	8.0	$4,091,633
Options vested and exercisable at June 30, 2022	607,608	$4.56	7.8	$2,898,340

The weighted average grant-date fair value of options per share granted during the six months ended June 30, 2022 was $6.26 . The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 was $0.2 million. During the six months ended June 30, 2022, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

The weighted average grant-date fair value of options per share granted during the six months ended June 30, 2021 was $1.48. The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $0.3 million. During the six months ended June 30, 2021, the Company received $0.2 million in proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options.

Index
Stock-based compensation expense

The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Pre-tax
Stock options	$54	$75	$93	$822
Restricted shares	46	199	46	433
Total	$100	$274	$139	$1,255
After-tax
Stock options	$53	$32	$91	$713
Restricted shares	46	153	46	631
Total	$99	$185	$137	$1,344

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.7 million and $1.2 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 2.0 years.

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

Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of June 30, 2022 and December 31, 2021. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.6 million and $5.9 million as of June 30, 2022 and December 31, 2021, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021
Beginning balance	$5,900	$3,770
Distributions from BFG	(327)	(431)
Change in fair value of BFG	(973)	1,861
Ending balance	$4,600	$5,200

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

		June 30, 2022		December 31, 2021
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$96,528	$96,528	$85,754	$85,754
Investment securities held-to-maturity	2	12,463	11,070	11,423	11,332
Investment in FHLB stock	2	449	449	378	378
Loans held for investment	3	189,670	196,654	198,102	197,412
Loans held-for-sale	2	31,599	31,594	60,748	60,743
Accrued interest receivable	2	1,422	1,422	1,548	1,548
SBA servicing asset	2	4,586	4,586	3,938	3,938
Investment in BFG	3	4,600	4,600	5,900	5,900
Financial liabilities:
Total deposits	2	219,359	204,221	251,892	249,488
Accrued interest payable	2	34	34	48	48
PPP Liquidity Facility	2	376	376	1,050	1,050

Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Nonrecurring assets
Impaired loans	$728	$—	$—	$728
December 31, 2021
Nonrecurring assets
Impaired loans	$972	$—	$—	$972

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

Index
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of June 30, 2022 and as of December 31, 2021, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2022
Impaired loans	$728	Market comparable	Adjustment to appraisal value	0.38%

December 31, 2021
Impaired loans	$972	Market comparable	Adjustment to appraisal value	0.50%

The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of June 30, 2022 and as of December 31, 2021 are shown in the following table:

	June 30, 2022	December 31, 2021
($ in thousands)	Range (Weighted Average)	Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	14.6%	16.6%
Expense growth rate	14.3%	16.3%
Discount rate	30.0%	25.0%

Guideline Public Company
Multiples of enterprise value	3.0x to 5.0x	4.0x to 6.0x

Note 12 – Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets increased $0.2 million during the six months ended June 30, 2022 as a result of changes to temporary timing differences associated with accounting for bad debts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at June 30, 2022.

For the six months ended June 30, 2022 and 2021, income tax expense was $5.0 million and $4.5 million, respectively, resulting in an effective income tax rate of 25.1% and 25.8%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the six months ended June 30, 2022 and 2021 due primarily to state taxes and the tax effect of stock-based compensation.

The Company had no unrecognized tax benefits at June 30, 2022.

Index
Note 13 – Related Parties

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had loans outstanding to related parties of $0.0 million as of June 30, 2022 and December 31, 2021. Total deposits from certain executive officers and directors and the companies with which they are associated were $0.8 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.

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

Index
Note 14 – Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 ($ in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Numerator:
Net income	$5,482	$7,739	$14,916	$13,030
Amount allocated to participating common shareholders(1)	(41)	(473)	(112)	(838)
Net income allocate to common shareholders	$5,441	$7,266	$14,804	$12,192
Denominator:
Weighted average shares outstanding, basic	12,716,010	8,183,774	$12,698,714	8,137,736
Weighted average effect of dilutive securities:
Stock options	558,855	408,841	589,091	245,280
Warrants	142,525	58,341	156,542	29,171
Weighted average shares outstanding, diluted	13,417,390	8,650,956	13,444,347	8,412,187
Earnings per share, basic	$0.43	$0.89	$1.17	$1.50
Earnings per share, diluted	$0.41	$0.84	$1.10	$1.45

(1) Represents earnings attributable to holders of unvested restricted stock issued outside of the 2016 Plan and 2019 Plan to the Company’s employees for the three or six months ended June 30, 2021.

There were 336,192 and 684,648 anti-dilutive options for the six months ended June 30, 2022 and 2021, respectively, reported in the table above. There were 113,458 shares and 240,829 anti-dilutive warrants for the six months ended June 30, 2022 and 2021, respectively, reported in the table above.

Note 15 – Revenue Recognition

The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income
Interest income, not-in-scope
Interest and fees on loans	$12,864	$11,119	$26,020	$19,909
Interest on securities	44	6	83	12
Other interest income	105	10	133	20
Total interest income	$13,013	$11,135	$26,236	$19,941

Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$7	$7	$15	$13
Strategic Program set up fees	48	19	97	19

Non-interest income, not in-scope
Strategic Program fees	5,878	3,847	12,044	6,720
Gain on sale of loans	2,412	2,397	7,464	5,000
SBA loan servicing fees	342	311	729	463
Change in fair value on investment in BFG	(575)	1,501	(973)	1,861
Other miscellaneous income	24	3	34	8
Strategic Program service charges	295	76	703	156
Total non-interest income	$8,431	$8,161	$20,113	$14,240

Index
Note 16 – Subsequent Events

Subsequent events are events or transactions that occur after the date of the most recent balance sheet but before the financial statements are available to be issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing of the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the date of the balance sheet and before the financial statements are available to be issued. The Company has evaluated subsequent events through August 15, 2022, which is the date the unaudited consolidated financial statements are available to be issued.

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

Our lending focuses on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) consumer lending. For a description and analysis of the Company’s loan categories, see “—Financial Condition”.

Index
Covid 19 Pandemic

Since March 2020, our nation has experienced a massive health and economic crisis as a result of the Covid-19 pandemic, which continues to negatively impact the health and finances of millions of people and businesses and have a pronounced impact on the global and national economy. To control the spread of the Covid-19 virus, governments around the world instituted widespread shutdowns of the economy which resulted in record unemployment in a matter of weeks. The economic turbulence spawned by the Covid-19 pandemic left many banks with potential credit quality and income issues. These issues are further compounded by uncertainties regarding the length, depth and possible resurgence of the pandemic and its ultimate long-term effects on the economy. In an effort to reduce the impact of economic shutdowns, the United States Congress has passed the CARES Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, the Consolidated Appropriations Act, 2021, and recently the American Rescue Plan Act of 2021. These relief measures have provided stimulus payments to individuals, expanded unemployment benefits, and created programs that provided critical financing to small businesses through products such as the EIDL and the PPP, both of which are being administered by the SBA. Additionally, the United States government agreed to make six months of payments on SBA loans and increase the SBA guaranty on SBA 7(a) loans to 90% for loans originated from February 1, 2020 through September 30, 2021. The SBA has made the full monthly P&I payments with respect to our qualifying SBA 7(a) customers in “regular servicing” status for six months. For most of our SBA portfolio (the legacy loans), the SBA made borrowers’ principal and interest payments from April 2020 through September 2020. These were officially referred to as First Round Section 1112 Payments, as they derived from Section 1112 of the CARES Act. To be eligible for the full six months of First Round Section 1112 Payments, the SBA loans were required to be: (i) in “regular servicing” status; (ii) approved by the SBA before March 27, 2020; and (iii) fully disbursed by September 27, 2020. Under the Economic Aid Act, the SBA will make an additional two payments for eligible SBA customers, capped at $9,000 per month per loan. Borrowers with loan payments above $9,000 per month are responsible for paying the difference. For our legacy portfolio, the SBA made payment on the lesser of a borrower’s monthly principal and interest payment or $9,000 per month from February 2021 through March 2021. These are referred to as Second Round Section 1112 Payments.

The SBA released a list of NAICS codes deemed to have been particularly affected by the Covid-19 pandemic. SBA customers who met all other Section 1112 qualifying criteria and operated within certain NAICS codes, are entitled to an additional three months of payments which were completed in 2021. As of December 31, 2021, the Bank had 30 qualifying SBA loans totaling approximately $4.5 million in SBA 7(a) unguaranteed balance that received an additional three months of Second Round Section 1112 Payments, which were capped at $9,000 per month and per loan. As of June 30, 2022, 4 of the 30 qualifying SBA loans have been paid in full. The remaining 26 loans are performing and total approximately $4.0 million in SBA 7(a) unguaranteed balance. As of June 30, 2022, none of the remaining 26 loans are entitled to additional Section 1112 payments.  We ceased originating PPP loans after 2020.

We believe the Bank’s diversified loan portfolio and associated revenue streams have enabled the Bank to withstand the adverse conditions relating to the Covid-19 pandemic. For the three months ended June 30, 2022 the provision for loan losses amounted to $2.9 million. For the three months ended June 30, 2021, the provision for loan losses amounted to $1.5 million. For the six months ended June 30, 2022 the provision for loan losses amounted to $5.9 million. For the six months ended June 30, 2021, the provision for loan losses amounted to $2.2 million. While some of the adverse conditions relating to the Covid-19 pandemic began to reverse in 2021, sustained improvements are highly dependent upon strengthening economic conditions. The Covid-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations. We believe our SBA 7(a) underwriting program has remained strong throughout the Covid-19 pandemic and our SBA 7(a) loans are well collateralized when compared to the SBA industry in general.

Index
Results of Operations

Net Income Overview

The following table sets forth the principal components of net income for the periods indicated.
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$13,013	$11,135	$26,236	$19,941
Interest expense	(244)	(333)	(506)	(705)
Provision for loan losses	(2,913)	(1,536)	(5,860)	(2,169)
Non-interest income	8,431	8,161	20,113	14,240
Non-interest expense	(11,019)	(7,079)	(20,067)	(13,742)
Provision for income taxes	(1,786)	(2,609)	(5,000)	(4,535)
Net income	5,482	7,739	14,916	13,030

Index
Net income for the three months ended June 30, 2022 was $5.5 million, a decrease of $2.2 million or 29.2% from net income of $7.7 million for the three months ended June 30, 2021. The decrease was primarily due to an increase of $3.9 million or 55.7% in non-interest expense and an increase of $1.4 million or 89.6% in provision for loan losses, partially offset by an increase of $1.9 million or 16.9% in interest income and a decrease of $0.8 million or 31.5% in provision for income taxes, as described below.

Net income for the six months ended June 30, 2022 was $14.9 million, an increase of $1.9 million or 14.5% from net income of $13.0 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $6.3 million or 31.6% in interest income and an increase of $5.9 million or 41.2% in non-interest income, partially offset by an increase of $6.3 million or 46.0% in non-interest expense and an increase of $3.7 million or 170.2% in provision for loan losses, as described below.

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

For the three months ended June 30, 2022, our net interest income increased $2.0 million, or 18.2%, to $12.8 million compared to the three months ended June 30, 2021. This increase was primarily due to growth in average interest earning assets and a decrease in our cost of funds. Average interest earning assets increased by $72.1 million, or 24.0%, to $373.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, while the related yield on average interest earning assets decreased by 84 basis points to 13.95%, resulting in interest income for the three months ended June 30, 2022 of $13.0 million. A substantial increase in the average balances of comparatively low yielding interest-bearing deposits, and a loan mix shift towards loans carrying lower yields within the Strategic Program held for sale portfolio during the three months ended June 30, 2022 contributed to the decrease in yield on average interest earning assets for the period. The corresponding cost of funds on interest bearing liabilities for the three months ended June 30, 2022 declined by 20 basis points to 0.76%, and the average balance in interest bearing liabilities decreased by $11.0 million to $127.8 million, or 7.9%, compared to the prior year period. Our ability to renew time deposits at lower rates is the primary cause for the decline in the cost of funds. As indicated in the rate/volume table set forth below, the decline in the cost of funds and the effect of decreased volumes of interest-bearing liabilities resulted in decreased interest expense for the three months ended June 30, 2022 to $0.2 million compared to $0.3 million for the prior year period. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, Institutional Deposit exchanges, and brokered deposit arrangements. For the three months ended June 30, 2022, average outstanding balances under our PPPLF decreased compared to the three months ended June 30, 2021.  The decrease in funding from our PPPLF was partially offset by increases in deposits sourced through our brokered deposit arrangements, Strategic Programs, national Institutional Deposit exchanges, branch, and SBA 7(a) borrowers compared to the three months ended June 30, 2021. Our net interest margin decreased to 13.69% from 14.35% for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, our net interest income increased $6.5 million, or 33.8%, to $25.7 million compared to the six months ended June 30, 2021. This increase was primarily due to growth in average interest earning assets, an increase in asset yields, and a decrease in our cost of funds. Average interest earning assets increased by $76.1 million, or 25.0%, to $380.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, while the related yield on average interest earning assets increased by 69 basis points to 13.79%, resulting in interest income for the six months ended June 30, 2022 of $26.2 million. A substantial decrease in the average balances of comparatively low yielding PPP loans and increase in average balances of Strategic Program held for sale loans during the six months ended June 30, 2022 contributed to the increase in yield on average interest earning assets for the period. The corresponding cost of funds on interest bearing liabilities for the six months ended June 30, 2022 declined by 15 basis points to 0.77%, and the average balance in interest bearing liabilities decreased by $23.2 million to $130.6 million, or 15.1%, compared to the prior year period. Our ability to renew time deposits at lower rates is the primary cause for the decline in the cost of funds. As indicated in the rate/volume table set forth below, the decline in the cost of funds and the effect of decreased volumes of interest-bearing liabilities resulted in decreased interest expense for the six months ended June 30, 2022 to $0.5 million compared to $0.7 million for the prior year period. For the six months ended June 30, 2022, average outstanding balances under our PPPLF decreased compared to the six months ended June 30, 2021.  The decrease in funding from our PPPLF was partially offset by increases in deposits sourced through our Strategic Programs, brokered deposit arrangements, national Institutional Deposit exchanges, branch, and SBA 7(a) borrowers compared to the six months ended June 30, 2021. Our net interest margin increased to 13.53% from 12.64% for the six months ended June 30, 2022 and 2021, respectively.

Index
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.1 million (including de minimis SBA fees related to PPP loans) and $1.2 million (including approximately $0.7 million in SBA fees related to PPP loans) included in interest income on loans for the three months ended June 30, 2022 and 2021, respectively. Loan fees are included in interest income on loans and represent a net cost of approximately $0.3 million (including de minimis SBA fees related to PPP loans) for the six months ended June 30, 2022, and $2.5 million (including approximately $1.6 million in SBA fees related to PPP loans) of net loan fees are included in interest income on loans for the six months ended June 30, 2021. Average balances have been calculated using daily averages.

	Three Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non-
U.S. central banks and other banks	$82,046	$105	0.51%	$49,682	$10	0.08%
Investment securities	11,837	44	1.49%	1,622	6	1.48%
Loans held for sale	74,800	5,949	31.81%	49,684	5,049	40.65%
Loans held for investment	204,501	6,915	13.53%	200,062	6,070	12.14%
Total interest earning assets	373,184	13,013	13.95%	301,050	11,135	14.79%
Less: ALL	(10,425)			(6,334)
Non-interest earning assets	32,558			13,214
Total assets	$395,317			$307,930
Interest bearing liabilities:
Demand	$7,587	$27	1.42%	$5,533	$13	0.94%
Savings	7,430	1	0.05%	8,328	3	0.14%
Money market accounts	29,318	21	0.29%	18,872	18	0.38%
Certificates of deposit	82,870	195	0.94%	57,468	257	1.79%
Total deposits	127,205	244	0.77%	90,201	291	1.29%
Other borrowings	601	—	0.35%	48,621	42	0.35%
Total interest bearing liabilities	127,806	244	0.76%	138,822	333	0.96%
Non-interest bearing deposits	120,359			105,459
Non-interest bearing liabilities	19,429			9,464
Shareholders’ equity	127,723			54,185
Total liabilities and shareholders’ equity	$395,317			$307,930
Net interest income and interest rate spread		$12,769	13.19%		$10,802	13.83%
Net interest margin			13.69%			14.35%
Ratio of average interest-earning assets to average interest- bearing liabilities			291.99%			216.86%

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non-
U.S. central banks and other banks	$80,962	$133	0.33%	$48,291	$20	0.08%
Investment securities	11,552	83	1.44%	1,685	12	1.42%
Loans held for sale	84,650	12,714	30.04%	42,556	8,615	40.49%
Loans held for investment	203,282	13,306	13.09%	211,830	11,294	10.66%
Total interest earning assets	380,446	26,236	13.79%	304,362	19,941	13.10%
Less: ALL	(10,391)			(6,311)
Non-interest earning assets	28,874			12,302
Total assets	$398,929			$310,353
Interest bearing liabilities:
Demand	$6,969	$41	1.18%	$5,908	$27	0.91%
Savings	7,056	2	0.06%	7,594	6	0.16%
Money market accounts	30,596	43	0.28%	18,303	34	0.37%
Certificates of deposit	85,235	419	0.98%	54,196	521	1.92%
Total deposits	129,856	505	0.78%	86,001	588	1.37%
Other borrowings	792	1	0.35%	67,837	117	0.35%
Total interest bearing liabilities	130,648	506	0.77%	153,838	705	0.92%
Non-interest bearing deposits	129,014			97,330
Non-interest bearing liabilities	15,630			8,032
Shareholders’ equity	123,637			51,153
Total liabilities and shareholders’ equity	$398,929			$310,353
Net interest income and interest rate spread		$25,730	13.02%		$19,236	12.18%
Net interest margin			13.53%			12.64%
Ratio of average interest-earning assets to average interest- bearing liabilities			291.20%			197.85%

Index
Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income based on average balances. The rate column shows the effects attributable to changes in average rate. The volume column shows the effects attributable to changes in average volume. For purposes of this table, changes attributable to changes in both average rate and average volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$85	$10	$95	$92	$21	$113
Investment securities	—	38	38	—	71	71
Loans held-for-sale	(679)	1,579	900	(1,447)	5,546	4,099
Loans held for investment	708	137	845	2,445	(433)	2,012
Total interest income	114	1,764	1,878	1,090	5,205	6,295
Interest expense:
Demand	8	6	14	9	5	14
Savings	(2)	—	(2)	(4)	—	(4)
Money market accounts	(2)	5	3	(5)	14	9
Certificates of deposit	(924)	862	(62)	593	(695)	(102)
Other borrowings	—	(42)	(42)	—	(116)	(116)
Total interest bearing liabilities	(920)	831	(89)	593	(792)	(199)
Change in net interest income	$1,034	$933	$1,967	$497	$5,997	$6,494

Index
Provision for Loan Losses

The provision for loan losses is a charge to income to bring our ALL to a level deemed appropriate by management and approved by of board of directors. We determine the provision for loan losses monthly in connection with our monthly evaluation of the adequacy of our ALL. For a description of the factors we considered in determining the ALL see “—Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies and Estimates.”

Our provision for loan losses was $2.9 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. Our provision for loan losses was $5.9 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase over both comparative periods was primarily due to substantial growth in unguaranteed loans.

Noninterest Income

The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$6,221	$3,942	$2,279	57.8%
Gain on sale of loans	2,412	2,397	15	0.6%
SBA loan servicing fees	342	311	31	10.0%
Change in fair value on investment in BFG	(575)	1,501	(2,076)	(138.3%)
Other miscellaneous income	31	10	21	210.0%
Total noninterest income	$8,431	$8,161	$270	3.3%

For the three months ended June 30, 2022, total noninterest income increased $0.3 million, or 3.3%, to $8.4 million compared to the three months ended June 30, 2021. This increase was primarily due to the increase in Strategic Program fees. The increase in Strategic Program fees was mainly due to the increase in loan origination volume in the Strategic Program. These increases were partially offset by a decrease in the fair value of the Company’s investment in BFG due primarily to the softening of comparable company values used in determining BFG fair value.

	For the Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$12,844	$6,895	$5,949	86.3%
Gain on sale of loans	7,464	5,000	2,464	49.3%
SBA loan servicing fees	729	463	266	57.4%
Change in fair value on investment in BFG	(973)	1,861	(2,834)	(152.3%)
Other miscellaneous income	49	21	28	133.5%
Total noninterest income	$20,113	$14,240	$5,873	41.2%

For the six months ended June 30, 2022, total noninterest income increased $5.9 million, or 41.2%, to $20.1 million compared to the six months ended June 30, 2021. This increase was primarily due to the increase in Strategic Program fees, gain on sale of loans, and SBA loan servicing fees. The increase in Strategic Program fees was primarily due to the increase in loan origination volume in the Strategic Program. The increase in gain on sale of loans was primarily due to the increase in the number of SBA 7(a) loans sold during the six months ended June 30, 2022. The increase in SBA loan servicing fees was primarily due to the increase in SBA 7(a) loans serviced for others during the period.  These increases were partially offset by a decrease in the fair value of the Company’s investment in BFG due primarily to the softening of comparable company values used in determining BFG fair value.

Noninterest Expense

Noninterest expense has increased as we have become a public company, grown, expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth.

Index
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended June 30,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$7,182	$5,488	$1,694	30.9%
Occupancy and equipment expenses	419	203	216	106.4%
Impairment of SBA servicing asset	1,135	—	1,135	100.0%
Other operating expenses	2,283	1,388	895	64.5%
Total noninterest expense	$11,019	$7,079	$3,940	55.7%

For the three months ended June 30, 2022, total noninterest expense increased $3.9 million, or 55.7%, to $11.0 million compared to the three months ended June 30, 2021. This increase was primarily due to the increase in salaries and employee benefits, impairment of the Company’s SBA servicing asset, and other operating expenses. For the three months ended June 30, 2022, salaries and employee benefits increased $1.7 million, or 30.9%, to $7.2 million compared to the three months ended June 30, 2021. This increase was primarily due to the increased number of employees as compared to the three months ended June 30, 2021. The increase in employees during this timeframe coincided with an increase in Strategic Program loan volume and the expansion of our information technology and security division to support enhancements in our infrastructure, and an increase in contractual bonuses paid relating to the expansion of the Strategic Programs in 2022. For the three months ended June 30, 2022, an impairment of the Company’s SBA servicing asset was recognized for $1.1 million due primarily to rising market interest rates and market-wide increasing prepayment speeds on SBA loans. For the three months ended June 30, 2022, other operating expense increased $0.9 million, or 64.5%, to $2.3 million compared to the three months ended June 30, 2021. This increase was primarily due to increased legal and professional fees.

($ in thousands)	For the Six Months Ended June 30,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$14,274	$10,383	$3,891	37.5%
Occupancy and equipment expenses	721	397	324	81.5%
Impairment of SBA servicing asset	1,076	—	1,076	100.0%
Other operating expenses	3,996	2,962	1,034	34.9%
Total noninterest expense	$20,067	$13,742	$6,325	46.0%

For the six months ended June 30, 2022, total noninterest expense increased $6.3 million, or 46.0%, to $20.1 million compared to the six months ended June 30, 2021. This increase was primarily due to the increase in salaries and employee benefits, impairment of the Company’s SBA servicing asset, and other operating expenses. For the six months ended June 30, 2022, salaries and employee benefits increased $3.9 million, or 37.5%, to $14.3 million compared to the six months ended June 30, 2021. This increase was primarily due to the increased number of employees as compared to the six months ended June 30, 2021. The increase in employees during this timeframe coincided with an increase in Strategic Program loan volume and the expansion of our information technology and security division to support enhancements in our infrastructure, and an increase in contractual bonuses paid relating to the expansion of the Strategic Programs in 2022. For the six months ended June 30, 2022, an impairment of the Company’s SBA servicing asset was recognized for $1.1 million due primarily to rising market interest rates and market-wide increasing prepayment speeds on SBA loans. For the six months ended June 30, 2022, other operating expense increased $1.0 million, or 34.9%, to $4.0 million compared to the six months ended June 30, 2021. This increase was primarily due to increased legal and professional fees.

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

Index
SBA 7(a) Loans

We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of June 30, 2022 and December 31, 2021, we had total SBA 7(a) loans of $123.7 million and $141.3 million, respectively, representing 53.3% and 53.2% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by temporarily retaining a larger amount of the guaranteed portion of these loans.

SBA Paycheck Protection Program Loans

As of June 30, 2022 and December 31, 2021, we had total PPP loans of $0.7 million and $1.1 million, respectively, representing 0.3% and 0.4% of our total loans, respectively. The PPP loans also resulted in fees paid by the SBA to the originating bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended June 30, 2021, the Company recognized a total of $0.7 million in PPP-related accreted fees ($0.6 million of which were accelerated due to loan forgiveness). A de minimis amount was recognized during the three months ended June 30, 2022 and a de minimis amount of deferred fees remained as of June 30, 2022. For the six months ended June 30, 2021, the Company recognized a total of $1.6 million in PPP-related accreted fees ($1.2 million of which were accelerated due to loan forgiveness). A de minimis amount was recognized during the six months ended June 30, 2022 and a de minimis amount of deferred fees remained as of June 30, 2022.

Commercial, non-real estate

Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of June 30, 2022 and December 31, 2021, we had total commercial non-real estate loans of $7.8 million and $3.4 million, respectively, representing 3.4% and 1.3% of our total loans, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Residential real estate

Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of June 30, 2022 and December 31, 2021, we had total residential real estate loans of $31.0 million and $27.1 million, respectively, representing 13.3% and 10.2% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.

Strategic Program loans

We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of June 30, 2022 and December 31, 2021, we had total Strategic Program loans of $59.1 million and $85.9 million, respectively, representing 25.5% and 32.3% of our total loans, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Index
Commercial real estate

Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of June 30, 2022 and December 31, 2021, we had total commercial real estate loans of $4.7 million and $2.4 million, respectively, representing 2.0% and 0.9% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer

Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of June 30, 2022 and December 31, 2021, we had total consumer loans of $5.1 million and $4.6 million, respectively, representing 2.2% and 1.7% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Portfolio Program Summary

Through our diversification efforts, we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.

The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
	Amount	% of total loans	Amount	% of total loans
SBA(1)	$124,477	53.6%	$142,392	53.6%
Commercial, non real estate	7,847	3.4%	3,428	1.3%
Residential real estate	30,965	13.3%	27,108	10.2%
Strategic Program loans	59,066	25.5%	85,850	32.3%
Commercial real estate	4,722	2.0%	2,436	0.9%
Consumer	5,062	2.2%	4,574	1.7%
Total	$232,139	100.0%	$265,788	100.0%

(1) The amount of SBA loans as of June 30, 2022 and December 31, 2021 includes approximately $0.7 million and $1.1 million of PPP loans. SBA loans as of June 30, 2022 and December 31, 2021 include $46.0 million and $75.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.

Index
Loan Maturity and Sensitivity to Changes in Interest Rates

As of June 30, 2022, including the impact of PPP loans, $113.8 million, or 56.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $86.7 million as of June 30, 2022. The variable rate portion of our total held for investment loan portfolio at June 30, 2022 was $151.2 million, or 75.4%. As of December 31, 2021, including the impact of PPP loans, $103.1 million, or 50.3%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $101.9 million as of December 31, 2021. The variable rate portion of our total held for investment loan portfolio at December 31, 2021 was $163.8 million, or 79.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2022 and December 31, 2021:

At June 30, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA(1)	$322	$692	$246	$107	$1,367
Commercial, non-real estate	2,044	5,493	286	24	7,847
Residential real estate	3,909	1,850	—	—	5,759
Strategic Program loans	17,830	9,636	1	—	27,467
Commercial real estate	1,732	377	10	—	2,119
Consumer	1,601	3,084	64	—	4,749

Variable rate loans:
SBA	7,887	30,031	51,927	33,265	123,110
Commercial, non-real estate	—	—	—	—	—
Residential real estate	24,723	291	192	—	25,206
Strategic Program loans	—	—	—	—	—
Commercial real estate	1,441	533	629	—	2,603
Consumer	83	230	—	—	313
Total	$61,572	$52,217	$53,355	$33,396	$200,540

(1) The amount of SBA fixed rate loans includes approximately $0.7 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of June 30, 2022, six PPP loans have been granted maturity date extensions.

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

Index
The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	As of
($ in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans:
SBA	$633	$657
Commercial, non real estate	—	—
Residential real estate	—	—
Strategic Program loans	—	—
Total nonperforming loans	$633	$657

Total accruing loans past due 90 days or more	$175	$54
Nonaccrual troubled debt restructuring	$—	$25
Total troubled debt restructurings	95	106
Other Real Estate Owned	—	—
Less nonaccrual troubled debt restructurings	—	(25)
Total nonperforming assets and troubled debt restructurings	$728	$763
Total nonperforming loans to total loans	0.3%	0.2%
Total nonperforming loans to total assets	0.2%	0.2%
Total nonperforming assets and troubled debt restructurings to total loans	0.3%	0.3%
Total nonperforming assets and troubled debt restructurings to total assets	0.2%	0.2%
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans) (1)	0.2%	0.2%

(1) See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Our total nonperforming assets and troubled debt restructurings at June 30, 2022 and December 31, 2021 was $0.7 million and $0.8 million. Total nonperforming assets at June 30, 2022 and December 31, 2021 were composed of $0.6 million and $0.7 million in nonaccrual loans and $0.1 million of troubled debt restructurings.

We do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. We consider an “insignificant period of time” from payment delays to be a period of 90 days or less, or 120 days or less in certain Strategic Programs. We will customarily attempt to provide a modification for a customer experiencing what we consider to be a short-term event that has temporarily impacted cash flow. In those cases, we will review the request to determine if the customer is experiencing cash flow strain and how the event has impacted the ability of the customer to repay in the long term. Short-term modifications are not classified as troubled debt restructurings because they do not meet the definition set by the FDIC or our accounting policy for identifying troubled debt restructurings.

Interest income that would have been recorded for the six months ended June 30, 2022 and 2021 had nonaccrual loans been current throughout the period amounted to de minimis amounts for each period.

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

	As of June 30, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$122,338	$1,411	$728	$—	$124,477
Commercial, non real estate	7,847	—	—	—	7,847
Residential real estate	30,965	—	—	—	30,965
Commercial real estate	4,722	—	—	—	4,722
Consumer	5,062	—	—	—	5,062
Not Risk Graded
Strategic Program loans(1)					59,066
Total	$170,934	$1,411	$728	$—	$232,139

Index
	As of December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$139,985	$1,435	$972	$—	$142,392
Commercial, non real estate	3,382	46	—	—	3,428
Residential real estate	27,108	—	—	—	27,108
Commercial real estate	2,436	—	—	—	2,436
Consumer	4,574	—	—	—	4,574
Not Risk Graded
Strategic Program loans(1)					85,850
Total	$177,485	$1,481	$972	$—	$265,788

(1) The Strategic Program loan balance includes $31.6 million and $60.7 million of loans classified as held-for-sale as of June 30, 2022 and December 31, 2021, respectively.

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

Index
The ALL was $10.6 million at June 30, 2022 compared to $9.9 million at December 31, 2021, an increase of $0.7 million, or 7.6%. The increase was primarily due to increased unguaranteed loan balances.

The following table presents a summary of changes in the ALL for the periods and dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
ALL:
Beginning balance	$9,987	$6,184	$9,855	$6,199
Provision for loan losses	2,913	1,536	5,860	2,169
Charge offs
SBA	(102)	(47)	(133)	(54)
Commercial, non-real estate	—	(22)	—	(63)
Residential real estate	—	—	—	—
Strategic Program loans	(2,560)	(541)	(5,438)	(1,199)
Commercial real estate	—	—	—	—
Consumer	—	(1)	—	(3)
Recoveries
SBA	48	—	48	11
Commercial, non-real estate	1	81	2	81
Residential real estate	—	—	—	—
Strategic Program loans	315	48	408	97
Commercial real estate	—	—	—	—
Consumer	—	1	—	1
Ending balance	10,602	7,239	10,602	7,239

Although we believe that we have established our ALL in accordance with GAAP and that the ALL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

Index
The following table shows the allocation of the ALL among loan categories and certain other information as of the dates indicated. The ALL related to Strategic Programs constitutes 60.8% and 66.5% of the total ALL while comprising 25.5% and 32.3% of total loans as of June 30, 2022 and December 31, 2021, respectively. This reflects the increased credit risks associated with certain retained Strategic Program loans.

	June 30, 2022
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$3,384	$124,477	31.9%	53.6%
Commercial, non real estate	274	7,847	2.6%	3.4%
Residential real estate	415	30,965	3.9%	13.3%
Strategic Program loans	6,442	59,066	60.8%	25.5%
Commercial real estate	22	4,722	0.2%	2.0%
Consumer	65	5,062	0.6%	2.2%
Total	$10,602	$232,139	100.0%	100.0%

	December 31, 2021
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$2,739	$142,392	27.8%	53.6%
Commercial, non real estate	132	3,428	1.3%	1.3%
Residential real estate	352	27,108	3.6%	10.2%
Strategic Program loans	6,549	85,850	66.5%	32.3%
Commercial real estate	21	2,436	0.2%	0.9%
Consumer	62	4,574	0.6%	1.7%
Total	$9,855	$265,788	100.0%	100.0%

The following tables reflect the ratio of the ALL to nonperforming loan balances and net charge-offs to average loans outstanding by loan category, for the periods presented. Due primarily to some normalization of credit losses to pre-pandemic market conditions, the ratio of net charge-offs to average loans outstanding was generally higher for loan categories in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in the ratio for Strategic Programs loans, Commercial non-real estate loans, and SBA loans was primarily due to increases in net charge-offs in the three months ended June 30, 2022. Due primarily to some normalization of credit losses to pre-pandemic market conditions, the ratio of net charge-offs to average loans outstanding was generally higher for loan categories in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in the ratio for Strategic Programs loans and Commercial non-real estate loans was primarily due to increases in net charge-offs in the six months ended June 30, 2022 while the decrease in Consumer loans was primarily due to lower net charge-off amounts in the six months ended June 30, 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net charge-offs to average loans outstanding by loan category
SBA	0.2%	0.1%	0.1%	0.1%
Commercial, non-real estate	(0.1%)	(6.0%)	(0.1%)	(0.9%)
Residential real estate	0.0%	0.0%	0.0%	0.0%
Strategic Program loans	8.7%	3.3%	9.0%	4.3%
Commercial real estate	0.0%	0.0%	0.0%	0.0%
Consumer	0.0%	0.0%	0.0%	0.1%

	As of
	June 30, 2022	December 31, 2021
ALL to nonperforming loans	1,674.9%	1,499.1%

Index
Interest-Bearing Deposits in Other Banks

Our interest-bearing deposits in other banks increased to $96.1 million at June 30, 2022 from $85.3 million at December 31, 2021, an increase of $10.8 million, or 12.6%. This increase was primarily due to a decrease in loan balances. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

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

The following tables summarize the contractual maturities and weighted average yields of investment securities at June 30, 2022, and the amortized cost of those securities as of the indicated dates.

At June 30, 2022
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—

	At June 30, 2022
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$2,328	2.1%	$10,135	1.6%	$12,463

The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.

There were no calls, sales or maturities of securities during the six months ended June 30, 2022 and June 30, 2021.

At June 30, 2022, there were 15 securities, consisting of six collateralized mortgage obligations and nine mortgage-backed securities. All of these securities were in an unrealized loss position as of June 30, 2022. There were nine securities in an unrealized loss position as of December 31, 2021.

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

Index
The following table presents the end of period and average balances and for the periods indicated (average balances have been calculated using daily averages):

	June 30, 2022		December 31, 2021
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$83,490	38.1%	$110,548	43.9%
Interest-bearing deposits:
Demand	11,360	5.1%	5,399	2.1%
Savings	7,462	3.4%	6,685	2.7%
Money markets	48,273	22.0%	31,076	12.3%
Time certificates of deposit	68,774	31.4%	98,184	39.0%
Total period end deposits	$219,359	100.0%	$251,892	100.0%

	Three Months Ended
	June 30, 2022			December 31, 2021			June 30, 2021
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$120,359	0.00%	48.6%	$127,590	0.00%	46.3%	$105,459	0.00%	53.9%
Interest-bearing deposits:
Demand	7,587	1.42%	3.1%	7,411	0.81%	2.7%	5,533	0.94%	2.8%
Savings	7,430	0.05%	3.0%	7,573	0.05%	2.7%	8,328	0.14%	4.3%
Money market	29,318	0.29%	11.8%	28,859	0.29%	10.5%	18,872	0.38%	9.6%
Time certificates of deposit	82,870	0.94%	33.5%	104,134	0.93%	37.8%	57,468	1.79%	29.4%
Total average deposits	$247,564	0.39%	100.0%	$275,567	0.40%	100.0%	$195,660	0.59%	100.0%

	Six Months Ended
	June 30, 2022			June 30, 2021
($ in thousands)	Total	Weighted average rate paid	Percent of total	Total	Weighted average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$129,014	0.00%	49.9%	$97,330	0.00%	53.1%
Interest-bearing deposits:
Demand	6,969	1.18%	2.7%	5,908	0.91%	3.2%
Savings	7,056	0.06%	2.7%	7,594	0.16%	4.1%
Money market	30,596	0.28%	11.8%	18,303	0.37%	10.0%
Time certificates of deposit	85,235	0.98%	32.9%	54,196	1.92%	29.6%
Total average deposits	$258,870	0.39%	100.0%	$183,331	0.64%	100.0%

Our deposits decreased to $219.4 million at June 30, 2022 from $251.9 million at December 31, 2021, a decrease of $32.5 million, or 12.9%. This decrease was primarily due to the decline in our Strategic Program loan program.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $128.3 million and $163.7 million as of June 30, 2022 and December 31, 2021, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at June 30, 2022 is as follows:

	June 30, 2022
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$—	$—	$631	$148	$779

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

We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 26.4% of total assets at June 30, 2022.

We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At June 30, 2022, we had the ability to access $10.0 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $3.2 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2022. In long term borrowings, we had $0.4 million outstanding at June 30, 2022 related to the PPPLF. The PPPLF is secured by pledged PPP loans.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2022, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $96.5 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Capital Resources

Shareholders’ equity increased $15.1 million to $130.5 million at June 30, 2022 compared to $115.4 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized of $14.9 million. Stock options exercised, and stock-based compensation increased additional paid-in capital aggregately by approximately $0.2 million.

We use several indicators of capital strength. The most commonly used measure is average common equity to average assets, which was 32.3% and 18.2% for the three months ended June 30, 2022 and 2021, respectively. Average common equity to average assets was 33.0% and 17.5% for the six months ended June 30, 2022 and 2021, respectively.

Index
Our return on average equity was 17.2% and 55.0% for the three months ended June 30, 2022 and 2021, respectively. Our return on average assets was 5.5% and 10.0% for the three months ended June 30, 2022 and 2021, respectively. Our return on average equity was 24.3% and 49.1% for the six months ended June 30, 2022 and 2021, respectively. Our return on average assets was 8.0% and 8.6% for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	June 30,	December 31,	2022		2021
Capital Ratios	2022	2021	Well- Capitalized Requirement		Well- Capitalized Requirement
Leverage Ratio (under CBLR)	21.4%	17.7%	9.0	%(1)	8.5	%(1)

(1)	The Well-Capitalized Requirement for years 2022 and 2021 were 9.0% and 8.5%, respectively.

Index
Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2022.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$94,850	$94,850	$—	$—	$—
Time deposits	68,774	12,666	37,643	17,581	884
Long term borrowings(1)	376	—	376	—	—
Operating lease obligations	7,954	733	2,201	2,237	2,783
Total	$171,954	$108,249	$40,220	$19,818	$3,667

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

($ in thousands)	As of June 30, 2022	As of December 31, 2021
Revolving, open-end lines of credit	$1,290	$1,259
Commercial real estate	23,830	15,402
Other unused commitments	644	377
Total commitments	$25,764	$17,038

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

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

Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)

	As of
($ in thousands)	June 30, 2022	December 31, 2021
Total nonperforming assets and troubled debt restructuring	$728	$763
Total assets	$365,987	$380,214
PPP loans	$734	$1,091
Total assets less PPP loans	$365,253	$379,123
Total nonperforming assets and troubled debt restructurings to total assets (less PPP loans)	0.2%	0.2%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) based on information currently known to us and recent developments since the date of the 2021 Form 10-K filing. The information included in the “Risk Factors” section of the First Quarter Form 10-Q is incorporated by reference herein. The risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s stock during the second quarter of 2022. The Company did not repurchase any of its shares during the second quarter of 2022 and does not have any authorized share repurchase programs.

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

10.1*	Fourth Amendment to Employment Agreement, dated May 16, 2022, by and between David Tilis and FinWise Bancorp
10.2*	Fifth Amendment to Employment Agreement, dated May 27, 2022, by and between David Tilis and FinWise Bancorp
10.3
Separation and Consulting Agreement, dated June 16, 2022, by and among FinWise Bancorp, FinWise Bank and David Tilis (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2022).

10.4
Letter Agreement, dated May 17, 2022, by and between FinWise Bank and James Noone (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2022).

10.5	FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: August 15, 2022	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)