Form 10-Q
period 2022-09-30
Finwise Bancorp
filed 2022-11-14
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 12,850,357 shares of common stock, $0.001 par value per share, outstanding.

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

PART I

Item 1.	Financial Statements

FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$410	$411
Interest-bearing deposits	92,053	85,343
Total cash and cash equivalents	92,463	85,754
Investment securities held-to-maturity, at cost	13,925	11,423
Investment in Federal Home Loan Bank (FHLB) stock, at cost	449	378
Strategic Program loans held-for-sale, at lower of cost or fair value	43,606	60,748
Loans receivable, net	200,485	198,102
Premises and equipment, net	6,830	3,285
Accrued interest receivable	1,672	1,548
Deferred taxes, net	2,164	1,823
SBA servicing asset, net	5,269	3,938
Investment in Business Funding Group (BFG), at fair value	4,500	5,900
Investment in FinWise Investments, LLC	271	80
Operating lease right-of-use (“ROU”) assets	6,691	—
Other assets	7,244	7,235
Total assets	$385,569	$380,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$97,654	$110,548
Interest-bearing	135,184	141,344
Total deposits	232,838	251,892
Accrued interest payable	30	48
Income taxes payable, net	1,066	233
PPP Liquidity Facility	345	1,050
Operating lease liabilities	7,249	—
Other liabilities	9,756	11,549
Total liabilities	251,284	264,772

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,864,821 and 12,772,010 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in-capital	55,113	54,836
Retained earnings	79,159	60,593
Total shareholders’ equity	134,285	115,442
Total liabilities and shareholders’ equity	$385,569	$380,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$12,481	$13,726	$38,501	$33,635
Interest on securities	52	7	135	19
Other interest income	290	16	423	36
Total interest income	12,823	13,749	39,059	33,690

Interest expense
Interest on deposits	303	271	808	859
Interest on PPP Liquidity Facility	1	8	2	125
Total interest expense	304	279	810	984
Net interest income	12,519	13,470	38,249	32,706

Provision for loan losses	4,457	3,367	10,317	5,536
Net interest income after provision for loan losses	8,062	10,103	27,932	27,170

Non-interest income
Strategic Program fees	5,136	4,982	17,980	11,877
Gain on sale of loans, net	1,923	2,876	9,387	7,876
SBA loan servicing fees	327	337	1,056	800
Change in fair value on investment in BFG	65	266	(908)	2,127
Other miscellaneous income	72	14	121	35
Total non-interest income	7,523	8,475	27,636	22,715

Non-interest expense
Salaries and employee benefits	5,137	5,930	18,684	16,313
Professional services	1,701	253	3,845	762
Occupancy and equipment expenses	640	205	1,361	602
(Recovery) impairment of SBA servicing asset	(127)	—	949	—
Other operating expenses	1,118	1,010	3,697	3,463
Total non-interest expense	8,469	7,398	28,536	21,140
Income before income tax expense	7,116	11,180	27,032	28,745

Provision for income taxes	3,462	2,738	8,462	7,273
Net income	$3,654	$8,442	$18,570	$21,472

Earnings per share, basic	$0.28	$0.97	$1.45	$2.47
Earnings per share, diluted	$0.27	$0.91	$1.37	$2.36

Weighted average shares outstanding, basic	12,784,298	8,255,953	12,727,555	8,177,575
Weighted average shares outstanding, diluted	13,324,059	8,810,829	13,404,564	8,545,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2021	8,716,110	$9	$18,274	$42,040	$60,323
Stock-based compensation expense	—	—	230	—	230
Stock options exercised	30,000	—	143	—	143
Net Income	—	—	—	8,442	8,442
Balance at September 30, 2021	8,746,110	$9	$18,647	$50,482	$69,138

Nine Months Ended September 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2021	8,660,334	$9	$16,853	$29,010	$45,872
Stock-based compensation expense	—	—	1,485	—	1,485
Stock options exercised	85,776	—	309	—	309
Net Income	—	—	—	21,472	21,472
Balance at September 30, 2021	8,746,110	$9	$18,647	$50,482	$69,138

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended September 30, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2022	12,884,821	$13	$55,015	$75,509	$130,537
Stock-based compensation expense	—	—	308	—	308
Common stock repurchased	(20,000)	—	(210)	(4)	(214)
Net Income	—	—	—	3,654	3,654
Balance at September 30, 2022	12,864,821	$13	$55,113	$79,159	$134,285

Nine Months Ended September 30, 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2022	12,772,010	$13	$54,836	$60,593	$115,442
Stock-based compensation expense	96,011	—	447	—	447
Common stock repurchased	(20,000)	—	(210)	(4)	(214)
Stock options exercised	16,800	—	40	—	40
Net Income	—	—	—	18,570	18,570
Balance at September 30, 2022	12,864,821	$13	$55,113	$79,159	$134,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,570	$21,472

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,345	750
Provision for loan losses	10,317	5,536
Amortization of operating lease ROU asset	689	—
Net amortization in securities discounts and premiums	26	19
Capitalized servicing assets	(3,164)	(2,474)
Gain on sale of SBA loans, net	(9,387)	(7,876)
Originations of Strategic Program loans held-for-sale	(5,863,965)	(4,064,999)
Proceeds on Strategic Program loans held-for-sale	5,881,107	4,023,245
Change in fair value of BFG	908	(2,127)
Impairment of SBA servicing asset	949	—
Stock-based compensation expense	447	1,485
Deferred income tax benefit	(341)	(1,145)
Net changes in:
Accrued interest receivable	(124)	332
Accrued interest payable	(18)	(152)
Other assets	(9)	(3,416)
Operating lease liabilities	(131)	—
Other liabilities	(960)	7,875
Net cash provided by (used in) operating activities	36,259	(21,475)

Cash flows from investing activities:
Net decrease in loans receivable	6,916	61,665
Purchase of loan pools	(10,267)	(6,000)
Investments in FinWise Investments, LLC	(191)	—
Distributions from BFG	492	656
Purchase of bank premises and equipment	(3,968)	(1,448)
Proceeds from maturities and paydowns of securities held-to-maturity	1,413	381
Purchases of securities held to maturity	(3,941)	(3,005)
Purchase of FHLB stock	(71)	(172)
Net cash (used in) provided by investing activities	(9,617)	52,077

Cash flows from financing activities:
Net increase (decrease) in deposits	(19,054)	88,560
Common stock repurchased	(214)	—
Proceeds from exercise of stock options	40	309
Proceeds from PPP Liquidity Facility	—	5,558
Repayment of PPP Liquidity Facility	(705)	(104,306)
Net cash used in financing activities	(19,933)	(9,879)

Net change in cash and cash equivalents	6,709	20,723
Cash and cash equivalents, beginning of the period	85,754	47,383
Cash and cash equivalents, end of the period	$92,463	$68,106

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$7,957	$6,240
Interest	$828	$1,136

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$7,380	$—

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

COVID-19 – On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic. Local and national governments and regulatory authorities have systematically implemented remedial measures to try to slow and curb the spread of COVID-19, including business closures and operating restrictions, travel bans, shelter in place, stay home, and similar directives and orders. In response to the COVID-19 pandemic and in adherence with state and local guidelines, the Company has implemented the business continuity plan and other measures and activities to protect the Company’s employees and, at the same time, to assist the Company’s clients and the communities of which the Company is a part, including enabling remote working capability for the majority of the Company’s employees, increased mobile banking and electronic transaction options for clients, payment deferral assistance to commercial and consumer borrowers, and participation in the SBA’s Paycheck Protection Program (“PPP”) for loans to qualifying small businesses.

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

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00%. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. Payments are deferred for at least the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. At September 30, 2022, net deferred loan fees related to PPP loans was a de minimis amount, which will be recognized over the life of the loans. As of December 31, 2021, PPP borrowers had applied for and received forgiveness from the SBA for $125.2 million of PPP loan principal and had made $0.3 million of principal payments leaving $1.1 million of PPP loan principal outstanding as of December 31, 2021. During the nine months ended September 30, 2022, PPP borrowers made $0.4 million of principal payments leaving $0.7 million of PPP loan principal outstanding as of September 30, 2022.  The loan forgiveness resulted in the recognition of a de minimis amount of deferred loan fees for the nine months ended September 30, 2022.

Basis of Presentation – The consolidated financial statements are comprised of the accounts of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Investments, LLC and FinWise Bank (collectively, the “Company”). All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

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

Out-of-period adjustment – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The adjustment was not considered material to the interim consolidated financial statements for the three months ended March 31, 2022, nine months ended September 30, 2022, or the financial statements of any previously filed interim or annual periods.

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

Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company has repurchased 20,000 shares for approximately $0.2 million as of September 30, 2022 and retired them at cost.

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

Enactment of the Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company is currently evaluating the effects that the enactment of the IRA will have on its consolidated financial statements.

Note 2 – Investments

Investment securities held-to-maturity, at cost

The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$13,925	$—	$(1,567)	$12,358

	December 31, 2021
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$11,423	$23	$(114)	$11,332

The Company had seventeen securities in an unrealized loss position at September 30, 2022 and nine securities in an unrealized loss position at December 31, 2021, as summarized in the following tables:

	September 30, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12,358	$(1,567)	$—	$—	$12,358	$(1,567)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,961	$(114)	$—	$—	$8,961	$(114)

The amortized cost and estimated market value of debt securities at September 30, 2022 and December 31, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,205	3,038	1,541	1,548
Due after ten years	10,720	9,320	9,882	9,784
Total Securities held-to-maturity	$13,925	$12,358	$11,423	$11,332

At September 30, 2022, all held-to-maturity securities were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the nine months ended September 30, 2022 or 2021.

FHLB stock

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.7% of outstanding FHLB advances. At September 30, 2022 and December 31, 2021, the Bank owned $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2022 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Loan Losses

Loans are summarized as follows according to major risk category as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
($ in thousands)
SBA	$127,455	$142,392
Commercial, non-real estate	12,970	3,428
Residential real estate	34,501	27,108
Strategic Program loans	70,290	85,850
Commercial real estate	6,149	2,436
Consumer	5,455	4,574
Total loans	$256,820	$265,788
Loans held-for-sale	(43,606)	(60,748)
Total loans held for investment	$213,214	$205,040
Deferred loan costs (fees), net	(761)	2,917
Allowance for loan losses	(11,968)	(9,855)
Net loans	$200,485	$198,102

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

Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the deposit reserve account balance, along with any other collateral, does not fall below the dollar amount of the total loans held-for-sale outstanding currently held by the Company for the specific Strategic Program. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. If necessary, the Company has the right to withdraw amounts from these sources to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at September 30, 2022 and December 31, 2021, was $23.6 million and $39.6 million, respectively.

Strategic Program loans retained and held-for-sale as of September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30,	December 31,
	2022	2021
($ in thousands)
Retained Strategic Program loans	$26,684	$25,102
Strategic Program loans held-for-sale	43,606	60,748
Total Strategic Program loans	$70,290	$85,850

Changes in the ALL are summarized as follows:

Three Months Ended September 30, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$3,384	$274	$415	$6,442	$22	$65	$10,602
Charge-offs	(259)	—	—	(3,070)	—	(4)	(3,333)
Recoveries	9	—	—	233	—	—	242
Provision for loan losses	675	190	38	3,542	7	5	4,457
Balance at end of period	$3,809	$464	$453	$7,147	$29	$66	$11,968
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$3,809	$464	$453	$7,147	$29	$66	$11,968
Loans receivable	$127,455	$12,970	$34,501	$26,684	$6,149	$5,455	$213,214
Ending balance individually evaluated for impairment	95	—		—	—	—	95
Ending balance collectively evaluated for impairment	$127,360	$12,970	$34,501	$26,684	$6,149	$5,455	$213,119

Nine Months Ended September 30, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$2,739	$132	$352	$6,549	$21	$62	$9,855
Charge-offs	(392)	—	—	(8,508)	—	(4)	(8,904)
Recoveries	57	2	—	641	—	—	700
Provision for loan losses	1,405	330	101	8,465	8	8	10,317
Balance at end of period	$3,809	$464	$453	$7,147	$29	$66	$11,968
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$3,809	$464	$453	$7,147	$29	$66	$11,968
Loans receivable	$127,455	$12,970	$34,501	$26,684	$6,149	$5,455	$213,214
Ending balance individually evaluated for impairment	95	—		—	—	—	95
Ending balance collectively evaluated for impairment	$127,360	$12,970	$34,501	$26,684	$6,149	$5,455	$213,119

Three Months Ended September 30, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$977	$250	$855	$5,078	$19	$60	$7,239
Charge-offs	(1)	—	—	(1,105)	—	—	(1,106)
Recoveries	30	11	—	99	—	—	140
Provision for loan losses	149	—	—	3,218	—	—	3,367
Balance at end of period	$1,155	$261	$855	$7,290	$19	$60	$9,640
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$1,155	$261	$855	$7,290	$19	$60	$9,640
Loans receivable	$125,192	$3,955	$25,105	$25,174	$2,357	$4,729	$186,512
Ending balance individually evaluated for impairment	1,079	—	—	—	—	—	1,079
Ending balance collectively evaluated for impairment	$124,113	$3,955	$25,105	$25,174	$2,357	$4,729	$185,433

Nine Months Ended September 30, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$920	$232	$855	$4,111	$19	$62	$6,199
Charge-offs	(55)	(63)	—	(2,304)	—	(3)	(2,425)
Recoveries	41	92	—	196	—	1	330
Provision for loan losses	249	—	—	5,287	—	—	5,536
Balance at end of period	$1,155	$261	$855	$7,290	$19	$60	$9,640
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$1,155	$261	$855	$7,290	$19	$60	$9,640
Loans receivable	$125,192	$3,955	$25,105	$25,174	$2,357	$4,729	$186,512
Ending balance individually evaluated for impairment	1,079	—	—	—	—	—	1,079
Ending balance collectively evaluated for impairment	$124,113	$3,955	$25,105	$25,174	$2,357	$4,729	$185,433

The following tables summarize impaired loans as of September 30, 2022 and December 31, 2021:

September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$95	$95	$—	$534	$27
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$95	$95	$—	$534	$27

December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$972	$972	$—	$945	$47
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	189	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$972	$972	$—	$1,134	$47

Nonaccrual and past due loans are summarized below as of September 30, 2022 and December 31, 2021:

September 30, 2022
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total

SBA	$127,455	$—	$—	$—	$—	$—	$127,455
Commercial, non-real estate	12,970	—	—	—	—	—	12,970
Residential real estate	34,178	323	—	—	323	—	34,501
Strategic Program loans	67,940	1,281	815	254	2,350	—	70,290
Commercial real estate	6,149	—	—	—	—	—	6,149
Consumer	5,448	—	7	—	7	—	5,455
Total	$254,140	$1,604	$822	$254	$2,680	$—	$256,820

December 31, 2021
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$141,488	$247	$—	$—	$247	$657	$142,392
Commercial, non-real estate	3,428	—	—	—	—	—	3,428
Residential real estate	27,108	—	—	—	—	—	27,108
Strategic Program loans	84,065	1,041	690	54	1,785	—	85,850
Commercial real estate	2,436	—	—	—	—	—	2,436
Consumer	4,554	20	—	—	20	—	4,574
Total	$263,079	$1,308	$690	$54	$2,052	$657	$265,788

The amount of interest income for the three and nine months ended September 30, 2022 and 2021, that was not recorded on nonaccrual loans was de minimis.

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

Outstanding loan balances categorized by these credit quality indicators are summarized as follows at September 30, 2022 and December 31, 2021:

September 30, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$125,611	$1,749	$95	$127,455
Commercial, non-real estate	12,970	—	—	12,970
Residential real estate	34,501	—	—	34,501
Commercial real estate	6,149	—	—	6,149
Consumer	5,455	—	—	5,455
Not Risk Graded
Strategic Program loans				70,290
Total	$184,686	$1,749	$95	$256,820

December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$139,985	$1,435	$972	$142,392
Commercial, non-real estate	3,382	46	—	3,428
Residential real estate	27,108	—	—	27,108
Commercial real estate	2,436	—	—	2,436
Consumer	4,574	—	—	4,574
Not Risk Graded
Strategic Program loans				85,850
Total	$177,485	$1,481	$972	$265,788

Loans modified and recorded as TDR’s at September 30, 2022 and December 31, 2021, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2022
SBA	1	$95	$95
Total at September 30, 2022	1	$95	$95

December 31, 2021
SBA	2	$106	$106
Total at December 31, 2021	2	$106	$106

Non-Accrual
SBA	1	$25	$25

At September 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. Loans modified and recorded as TDR’s included modifications to rate and term. There was one principal charge-off recorded related to TDRs during the nine months ended September 30, 2022 for $0.01 million. There were no principal charge-offs recorded related to TDRs during the nine months ended September 30, 2021. There was no principal charge-off recorded related to TDRs during the three months ended September 30, 2022. There were no principal charge-offs recorded related to TDRs during the three months ended September 30, 2021.

During the three and nine months ended September 30, 2022 and 2021, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the nine months ended September 30, 2022. This same loan was paid in full with interest on June 2, 2022. One restructured loan incurred a default within 12 months of the restructure date during the nine months ended September 30, 2021. This same loan was paid in full with interest on May 28, 2021.

Note 4 – Premises and Equipment

Premises and equipment at September 30, 2022 and December 31, 2021, consist of the following:

	September 30,	December 31,
	2022	2021
($ in thousands)
Leasehold improvements	$36	$80
Furniture, fixtures, and equipment	3,756	2,219
Construction in progress	4,808	2,333
Total premises and equipment	$8,600	$4,632
Less accumulated depreciation	(1,770)	(1,347)
Premises and equipment, net	$6,830	$3,285

Depreciation expense was approximately $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Lease Liabilities

The Company leases its facilities under noncancelable operating leases. Rent expense for nine months ended September 30, 2022 and 2021 was $0.8 million and $0.4 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Three Months Ended December 31, 2022	$263
Year Ended December 31, 2023	850
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Thereafter	3,355
Total	7,776
Less present value discount	(527)
Operating lease liabilities	$7,249

The Company entered into one lease during the nine months ended September 30, 2022 to provide additional space while the Murray office construction is completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities. Comparative periods and disclosures are not presented here due to adoption of ASC 842 on January 1, 2022.

Nine Months Ended
September 30, 2022

Weighted-average remaining lease term – operating leases (in years)	7.0
Weighted-average discount rate – operating leases	1.9%

Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
($ in thousands)
Operating cash flows from operating leases	$178	$234
Right-of-use assets obtained in exchange for operating lease liabilities	—	7,380

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(in thousands)
Operating leases
Operating lease cost	$278	$791
Variable lease cost	4	12
Operating lease expense	282	803
Short-term lease rent expense	9	38
Net rent expense	$291	$841

Note 5 – Deposits

Major classes of deposits at September 30, 2022 and December 31, 2021, are as follows:

	September 30,	December 31,
	2022	2021
($ in thousands)
Demand	$152,806	$115,947
Savings	7,252	6,685
Money markets	12,281	31,076
Time certificates of deposit	60,499	98,184
Total deposits	$232,838	$251,892

At September 30, 2022, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2022	$6,448
Year Ended December 31, 2023	18,749
Year Ended December 31, 2024	15,490
Year Ended December 31, 2025	10,047
Year Ended December 31, 2026	8,341
Thereafter	1,424
Total	60,499

Time deposits with balances equal or greater than $250,000 totaled $4.8 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively.

Note 6 – SBA Servicing Asset

The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $295.8 million and $210.2 million at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$4,586	$3,725	$3,938	$2,415
Additions to servicing asset	921	714	3,164	2,474
Recovery (Impairment) of SBA servicing asset	127	—	(949)	—
Amortization of servicing asset	(365)	(71)	(884)	(521)
Ending balance	$5,269	$4,368	$5,269	$4,368

The fair market value of the SBA servicing asset as of September 30, 2022 and December 31, 2021, was $5.3 million and $3.9 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.

The Company assumed a weighted average prepayment rate of 14.46%, weighted average term of 4.32 years, and a weighted average discount rate of 14.07% at September 30, 2022.

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

Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of September 30, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount		Ratio
September 30, 2022
Leverage ratio (CBLR election)	$85,744	24.9%	$31,049	*	9.0%
December 31, 2021
Leverage ratio (CBLR election)	$65,503	17.7%	$31,442	*	8.5%
* On March 27, 2020 the CARES Act became law. Section 4012 of the CARES Act directs the agencies to issue an interim final rule reducing the CBLR ratio requirement from 9% to 8% for the last two quarters of the year 2020, 8.5% for the calendar year 2021, and 9% thereafter.

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of September 30, 2022 and December 31, 2021.

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

Note 8 – Commitments and Contingent Liabilities

Federal Home Loan Bank Secured Line of Credit

As of September 30, 2022 and December 31, 2021, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $3.2 million and $4.1 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the line of credit. Loans totaling $4.9 million and $5.4 million were pledged to secure the FHLB line of credit as of September 30, 2022 and December 31, 2021, respectively.

Line of Credit

At September 30, 2022 and December 31, 2021, we had the ability to access $10.1 million and $10.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million at September 30, 2022 and December 31, 2021. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds at September 30, 2022 and December 31, 2021. We had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2022 and December 31, 2021.

Paycheck Protection Program Liquidity Facility

On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at September 30, 2022. The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2021. The average outstanding borrowings were $0.6 million during the nine months ended September 30, 2022 and $48.1 million during the nine months ended September 30, 2021.

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

At September 30, 2022 and December 31, 2021, financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
($ in thousands)	2022	2021
Revolving, open-end lines of credit	$1,747	$1,259
Commercial real estate	19,563	15,402
Other unused commitments	397	377
	$21,707	$17,038

Note 9 – Investment in Business Funding Group, LLC

On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.

The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.5 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.

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

The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At September 30, 2022, 648,197 shares are available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At September 30, 2022, 894 shares under 2016 Plan are available for future issuance.

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

	For the Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	3.10%	0.4% – 0.7%
Expected term in years	5.5 – 6.5	5.0 – 7.5
Expected volatility	45.8% – 46.7%	45.7% – 47.6%
Expected dividend yield	—	—

The following summarizes stock option activity for the three months and nine months ended September 30, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	925,283	$5.29	8.0	$4,091,633
Options forfeited	(3,859)	5.62	—	16,359
Outstanding at September 30, 2022	921,424	$5.29	7.7	$3,828,066
Options vested and exercisable at September 30, 2022	621,378	$4.54	7.5	$2,789,615

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options granted	89,415	13.04	9.9	—
Options exercised	(16,800)	2.37	—	248,312
Options forfeited	(13,679)	4.20	—	124,874
Outstanding at September 30, 2022	921,424	$5.29	7.7	$3,828,066
Options vested and exercisable at September 30, 2022	621,378	$4.54	7.5	$2,789,615

The weighted average grant-date fair value of options per share granted during the nine months ended September 30, 2022 was $6.26. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 was $0.2 million. During the nine months ended September 30, 2022, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

The weighted average grant-date fair value of options per share granted during the nine months ended September 30, 2021 was $1.48. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $0.5 million. During the nine months ended September 30, 2021, the Company received $0.3 million in proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options.

Stock-based compensation expense

The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Pre-tax
Stock options	$116	$61	$209	$883
Restricted shares	192	169	238	602
Total	$308	$230	$447	$1,485
After-tax
Stock options	$116	$44	$204	$757
Restricted shares	192	169	238	800
Total	$308	$213	$442	$1,557

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.6 million and $1.0 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.9 years and 1.8 years.

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

Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of September 30, 2022 and December 31, 2021. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.5 million and $5.9 million as of September 30, 2022 and December 31, 2021, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021
Beginning balance	$5,900	$3,770
Distributions from BFG	(492)	(656)
Change in fair value of BFG	(908)	2,127
Ending balance	$4,500	$5,241

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

		September 30, 2022		December 31, 2021
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$92,463	$92,463	$85,754	$85,754
Investment securities held-to-maturity	2	13,925	12,358	11,423	11,332
Investment in FHLB stock	2	449	449	378	378
Loans held for investment	3	200,485	220,055	198,102	197,412
Loans held-for-sale	2	43,606	43,601	60,748	60,743
Accrued interest receivable	2	1,672	1,672	1,548	1,548
SBA servicing asset	2	5,269	5,269	3,938	3,938
Investment in BFG	3	4,500	4,500	5,900	5,900
Financial liabilities:
Total deposits	2	232,838	203,469	251,892	249,488
Accrued interest payable	2	30	30	48	48
PPP Liquidity Facility	2	345	345	1,050	1,050

Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Nonrecurring assets
Impaired loans	$95	$—	$—	$95
December 31, 2021
Nonrecurring assets
Impaired loans	$972	$—	$—	$972

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

Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of September 30, 2022 and as of December 31, 2021, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2022
Impaired loans	$95	Market comparable	Adjustment to appraisal value	0.05%

December 31, 2021
Impaired loans	$972	Market comparable	Adjustment to appraisal value	0.50%

The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of September 30, 2022 and as of December 31, 2021 are shown in the following table:

	September 30, 2022	December 31, 2021
($ in thousands)	Range (Weighted Average)	Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	14.6%	16.6%
Expense growth rate	14.3%	16.3%
Discount rate	30.0%	25.0%

Guideline Public Company
Multiples of enterprise value	3.0x to 4.0x	4.0x to 6.0x

Note 12 – Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets increased $0.3 million during the nine months ended September 30, 2022 as a result of changes to temporary timing differences associated with accounting for bad debts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at September 30, 2022.

For the nine months ended September 30, 2022 and 2021, income tax expense was $8.5 million and $7.3 million, respectively, resulting in an effective income tax rate of 31.3% and 25.3%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the nine months ended September 30, 2022 due primarily to nondeductible wages, state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 24.9% during the nine months ended September 30, 2021 due primarily to the tax effect of stock-based compensation.

The Company had no unrecognized tax benefits at September 30, 2022.

Out-of-period adjustment – During the third quarter of 2022, the Company identified an error in the calculation of the Company’s tax provision which understated income tax expense for previously reported financial statements. The error was related to an incorrect application of Section 162(m) of the Internal Revenue Code, which limits tax deductions relating to executive compensation of certain executives of publicly held companies. The Company recorded an out-of-period adjustment during the third quarter of 2022 to correct the previously understated income tax expense. The adjustment resulted in a decrease to after-tax income of $(0.9) million for the 9 months ended September 30, 2022, and a decrease to after-tax income of $(1.4) million for the 3 months ended September 30, 2022. The Company has concluded that these amounts would not have been material to its net income for the 12 months ended December 31, 2021, or to its expected net income for the 12 months ended December 31, 2022.

Note 13 – Related Parties

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had loans outstanding to related parties of $0.0 million as of September 30, 2022 and December 31, 2021. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.0 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.

On October 21, 2022, Mr. Alan Weichselbaum, who was elected as a director of the Company on October 6, 2022, repaid in full the $0.1 million aggregate principal amount plus interest owed under a secured promissory note, dated as of June 1, 2022 (the “2022 Note”), between the Company and Mr. Weichselbaum in accordance with the terms of the 2022 Note. As such, the obligations of the parties under the 2022 Note and a related security agreement were discharged and the 2022 Note and the security agreement were terminated.

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

Note 14 – Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 ($ in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Numerator:
Net income	$3,654	$8,442	$18,570	$21,472
Amount allocated to participating common shareholders(1)	(27)	(463)	(139)	(1,312)
Net income allocate to common shareholders	$3,627	$7,979	$18,431	$20,160
Denominator:
Weighted average shares outstanding, basic	12,784,298	8,255,953	12,727,555	8,177,575
Weighted average effect of dilutive securities:
Stock options	450,038	466,217	542,740	318,926
Warrants	89,723	88,659	134,269	49,000
Weighted average shares outstanding, diluted	13,324,059	8,810,829	13,404,564	8,545,501
Earnings per share, basic	$0.28	$0.97	$1.45	$2.47
Earnings per share, diluted	$0.27	$0.91	$1.37	$2.36

(1) Represents earnings attributable to holders of unvested restricted stock issued outside of the 2016 Plan and 2019 Plan to the Company’s employees for the three or nine months ended September 30, 2021.

There were 378,684 and 563,062 anti-dilutive options for the nine months ended September 30, 2022 and 2021, respectively, reported in the table above. There were 135,731 shares and 221,000 anti-dilutive warrants for the nine months ended September 30, 2022 and 2021, respectively, reported in the table above.

Note 15 – Revenue Recognition

The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income
Interest income, not-in-scope
Interest and fees on loans	$12,481	$13,726	$38,501	$33,635
Interest on securities	52	7	135	19
Other interest income	290	16	423	36
Total interest income	$12,823	$13,749	$39,059	$33,690

Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$8	$9	$23	$22
Strategic Program set up fees	49	28	146	47

Non-interest income, not in-scope
Strategic Program fees	5,023	4,731	17,067	11,451
Gain on sale of loans	1,923	2,875	9,387	7,876
SBA loan servicing fees	327	337	1,056	800
Change in fair value on investment in BFG	65	266	(908)	2,127
Other miscellaneous income	64	6	98	13
Strategic Program service charges	64	223	767	379
Total non-interest income	$7,523	$8,475	$27,636	$22,715

Note 16 – Subsequent Events

Subsequent events are events or transactions that occur after the date of the most recent balance sheet but before the financial statements are available to be issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing of the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the date of the balance sheet and before the financial statements are available to be issued. The Company has evaluated subsequent events through November 14, 2022, which is the date the unaudited consolidated financial statements are available to be issued.

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

The SBA released a list of NAICS codes deemed to have been particularly affected by the Covid-19 pandemic. SBA customers who met all other Section 1112 qualifying criteria and operated within certain NAICS codes, are entitled to an additional three months of payments which were completed in 2021. As of December 31, 2021, the Bank had 30 qualifying SBA loans totaling approximately $4.5 million in SBA 7(a) unguaranteed balance that received an additional three months of Second Round Section 1112 Payments, which were capped at $9,000 per month and per loan. As of September 30, 2022, 4 of the 30 qualifying SBA loans have been paid in full. The remaining 26 loans are performing and total approximately $3.9 million in SBA 7(a) unguaranteed balance. As of September 30, 2022, none of the remaining 26 loans are entitled to additional Section 1112 payments.  We ceased originating PPP loans after 2020.

We believe the Bank’s diversified loan portfolio and associated revenue streams have enabled the Bank to withstand the adverse conditions relating to the Covid-19 pandemic. For the three months ended September 30, 2022 the provision for loan losses amounted to $4.5 million. For the three months ended September 30, 2021, the provision for loan losses amounted to $3.4 million. For the nine months ended September 30, 2022 the provision for loan losses amounted to $10.3 million. For the nine months ended September 30, 2021, the provision for loan losses amounted to $5.5 million. While some of the adverse conditions relating to the Covid-19 pandemic began to reverse in 2021, sustained improvements are highly dependent upon strengthening economic conditions. The Covid-19 pandemic continues to cause economic uncertainties which may again result in these and other adverse impacts to our financial condition and results of operations. We believe our SBA 7(a) underwriting program has remained strong throughout the Covid-19 pandemic and our SBA 7(a) loans are well collateralized when compared to the SBA industry in general.

Results of Operations

Net Income Overview

The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$12,823	$13,749	$39,059	$33,690
Interest expense	(304)	(279)	(810)	(984)
Provision for loan losses	(4,457)	(3,367)	(10,317)	(5,536)
Non-interest income	7,523	8,475	27,636	22,715
Non-interest expense	(8,469)	(7,398)	(28,536)	(21,140)
Provision for income taxes	(3,462)	(2,738)	(8,462)	(7,273)
Net income	3,654	8,442	18,570	21,472

Net income for the three months ended September 30, 2022 was $3.7 million, a decrease of $4.7 million or 56.7% from net income of $8.4 million for the three months ended September 30, 2021. The decrease was primarily due to an increase of $1.1 million or 32.4% in provision for loan losses, an increase of $1.1 million or 14.5% in non-interest expense, a decrease of $1.0 million or 11.2% in non-interest income, and a decrease of $1.0 million or 6.7% in interest income, as described below.

Net income for the nine months ended September 30, 2022 was $18.6 million, a decrease of $2.9 million or 13.5% from net income of $21.5 million for the nine months ended September 30, 2021. The decrease was primarily due to an increase of $7.4 million or 35.0% in non-interest expense and an increase of $4.8 million or 86.4% in provision for loan losses, partially offset by an increase of $5.4 million or 15.9% in interest income and an increase of $4.9 million or 21.7% in non-interest income, as described below.

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

For the three months ended September 30, 2022, our net interest income decreased $1.0 million, or 7.1%, to $12.5 million compared to the three months ended September 30, 2021. This decrease was primarily due to lower average loans held for sale balances. Average loans held for sale balances decreased by $14.8 million or 22.6% to $50.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Average interest earning assets increased by $41.0 million, or 14.0%, to $335.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, while the related yield on average interest earning assets decreased by 339 basis points to 15.30%, resulting in interest income for the three months ended September 30, 2022 of $12.8 million. A loan mix shift towards loans carrying lower yields within the Strategic Program held for sale portfolio during the three months ended September 30, 2022 contributed to the decrease in yield on average interest earning assets for the period. The corresponding cost of funds on interest bearing liabilities for the three months ended September 30, 2022 increased by 24 basis points to 1.16%, and the average balance in interest bearing liabilities decreased by $16.5 million to $105.1 million, or 13.5%, compared to the prior year period. The slight increase in cost of funds was primarily due to the launch in September 2022 of demand deposits sourced through Lively, Inc., a Health Savings Account (HSA) provider, partially offset by the maturity of higher rate time deposits during 2022. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, demand deposits sourced through Lively, Inc., Institutional Deposit exchanges, and brokered deposit arrangements. For the three months ended September 30, 2022, average outstanding balances under our PPPLF decreased compared to the three months ended September 30, 2021, due primarily to the decrease in PPP loan balances. Our net interest margin decreased to 14.93% from 18.31% for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, our net interest income increased $5.5 million, or 16.9%, to $38.2 million compared to the nine months ended September 30, 2021. This increase was primarily due to growth in average interest earning assets and a decrease in our cost of funds, partially offset by a decline in asset yields. Average interest earning assets increased by $64.3 million, or 21.4%, to $365.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, while the related yield on average interest earning assets decreased by 67 basis points to 14.26%, resulting in interest income for the nine months ended September 30, 2022 of $39.1 million. A substantial decrease in the average balances of comparatively low yielding PPP loans and increase in average balances of Strategic Program held for sale loans during the nine months ended September 30, 2022 contributed to the increase in yield on average interest earning assets for the period. The corresponding cost of funds on interest bearing liabilities for the nine months ended September 30, 2022 declined by 4 basis points to 0.88%, and the average balance in interest bearing liabilities decreased by $20.9 million to $122.1 million, or 14.6%, compared to the prior year period. The maturity of higher rate time deposits during 2022 is the primary cause for the decline in the cost of funds. For the nine months ended September 30, 2022, average outstanding balances under our PPPLF decreased compared to the nine months ended September 30, 2021, due primarily to the decrease in PPP loan balances. Our net interest margin decreased to 13.96% from 14.49% for the nine months ended September 30, 2022 and 2021, respectively.

Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.2 million (including de minimis SBA fees related to PPP loans) and $0.7 million (including approximately $0.2 million in SBA fees related to PPP loans) included in interest income on loans for the three months ended September 30, 2022 and 2021, respectively. Loan fees are included in interest income on loans and represent a net cost of approximately $0.1 million (including de minimis SBA fees related to PPP loans) for the nine months ended September 30, 2022, and $3.2 million (including approximately $1.8 million in SBA fees related to PPP loans) of net loan fees are included in interest income on loans for the nine months ended September 30, 2021. Average balances have been calculated using daily averages.

	Three Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non-
U.S. central banks and other banks	$59,337	$290	1.95%	$54,261	$16	0.12%
Investment securities	12,418	52	1.67%	1,689	7	1.66%
Loans held for sale	50,516	4,533	35.89%	65,273	6,293	38.56%
Loans held for investment	213,080	7,948	14.92%	173,068	7,433	17.18%
Total interest earning assets	335,351	12,823	15.30%	294,291	13,749	18.69%
Less: ALL	(10,768)			(8,083)
Non-interest earning assets	32,626			18,846
Total assets	$357,209			$305,054
Interest bearing liabilities:
Demand	$11,857	$113	3.81%	$5,007	$11	0.88%
Savings	7,514	1	0.05%	8,818	3	0.14%
Money market accounts	20,615	29	0.56%	22,274	21	0.38%
Certificates of deposit	64,789	160	0.99%	76,127	236	1.24%
Total deposits	104,775	303	1.16%	112,226	271	0.97%
Other borrowings	360	1	0.35%	9,365	8	0.35%
Total interest bearing liabilities	105,135	304	1.16%	121,591	279	0.92%
Non-interest bearing deposits	102,575			107,342
Non-interest bearing liabilities	17,542			13,076
Shareholders’ equity	131,957			63,045
Total liabilities and shareholders’ equity	$357,209			$305,054
Net interest income and interest rate spread		$12,519	14.14%		$13,470	17.77%
Net interest margin			14.93%			18.31%
Ratio of average interest-earning assets to average interest- bearing liabilities			318.97%			242.03%

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non-
U.S. central banks and other banks	$73,674	$423	0.77%	$50,303	$36	0.10%
Investment securities	11,844	135	1.52%	1,687	19	1.50%
Loans held for sale	73,147	17,247	31.44%	50,212	14,908	39.59%
Loans held for investment	206,577	21,254	13.72%	198,766	18,727	12.56%
Total interest earning assets	365,242	39,059	14.26%	300,968	33,690	14.93%
Less: ALL	(10,517)			(6,908)
Non-interest earning assets	29,732			14,522
Total assets	$384,457			$308,582
Interest bearing liabilities:
Demand	$8,616	$155	2.40%	$5,604	$38	0.90%
Savings	7,211	3	0.06%	8,006	9	0.15%
Money market accounts	29,742	71	0.32%	19,641	55	0.37%
Certificates of deposit	75,836	579	1.02%	61,587	757	1.64%
Total deposits	121,405	808	0.89%	94,838	859	1.21%
Other borrowings	646	2	0.35%	48,133	125	0.35%
Total interest bearing liabilities	122,051	810	0.88%	142,971	984	0.92%
Non-interest bearing deposits	120,102			100,704
Non-interest bearing liabilities	15,857			9,732
Shareholders’ equity	126,447			55,175
Total liabilities and shareholders’ equity	$384,457			$308,582
Net interest income and interest rate spread		$38,249	13.38%		$32,706	14.01%
Net interest margin			13.96%			14.49%
Ratio of average interest-earning assets to average interest- bearing liabilities			299.25%			210.51%

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs 2021			2022 vs 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$272	$2	$274	$363	$24	$387
Investment securities	—	45	45	—	116	116
Loans held-for-sale	(413)	(1,347)	(1,760)	(1,919)	4,258	2,339
Loans held for investment	(679)	1,194	515	1,771	756	2,527
Total interest income	(820)	(106)	(926)	215	5,154	5,369
Interest expense:
Demand	72	30	102	88	29	117
Savings	(2)	—	(2)	(5)	(1)	(6)
Money market accounts	9	(1)	8	(6)	22	16
Certificates of deposit	(44)	(32)	(76)	(457)	279	(178)
Other borrowings	—	(7)	(7)	—	(123)	(123)
Total interest bearing liabilities	35	(10)	25	(380)	206	(174)
Change in net interest income	$(855)	$(96)	$(951)	$595	$4,948	$5,543

Provision for Loan Losses

The provision for loan losses is a charge to income to bring our ALL to a level deemed appropriate by management and approved by our board of directors. We determine the provision for loan losses monthly in connection with our monthly evaluation of the adequacy of our ALL. For a description of the factors we considered in determining the ALL see “—Financial Condition—Allowance for Loan Losses” and “—Critical Accounting Policies and Estimates.”

Our provision for loan losses was $4.5 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. Our provision for loan losses was $10.3 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase over both comparative periods was primarily due to higher net charge-offs and growth in unguaranteed loans.

Noninterest Income

The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$5,136	$4,982	$154	3.1%
Gain on sale of loans	1,923	2,876	(953)	(33.1%)
SBA loan servicing fees	327	337	(10)	(3.0%)
Change in fair value on investment in BFG	65	266	(201)	(75.6%)
Other miscellaneous income	72	14	58	414.3%
Total noninterest income	$7,523	$8,475	$(952)	(11.2%)

For the three months ended September 30, 2022, total noninterest income decreased $1.0 million, or 11.2%, to $7.5 million compared to the three months ended September 30, 2021. This decrease was primarily due to the decrease in gain on sale of loans. The decrease in gain on sale of loans was mainly due to a decrease in the premium received for SBA 7(a) loans sold.

	For the Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$17,980	$11,877	$6,103	51.4%
Gain on sale of loans	9,387	7,876	1,511	19.2%
SBA loan servicing fees	1,056	800	256	32.0%
Change in fair value on investment in BFG	(908)	2,127	(3,035)	(142.7%)
Other miscellaneous income	121	35	86	245.7%
Total noninterest income	$27,636	$22,715	$4,921	21.7%

For the nine months ended September 30, 2022, total noninterest income increased $4.9 million, or 21.7%, to $27.6 million compared to the nine months ended September 30, 2021. This increase was primarily due to the increase in Strategic Program fees and gain on sale of loans. The increase in Strategic Program fees was primarily due to the increase in loan origination volume in the Strategic Program. The increase in gain on sale of loans was primarily due to the increase in the number of SBA 7(a) loans sold during the nine months ended September 30, 2022. These increases were partially offset by a decrease in the fair value of the Company’s investment in BFG due primarily to the softening of comparable company values used in determining BFG fair value.

Noninterest Expense

Noninterest expense has increased as we have become a public company, grown, expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth.

The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$5,137	$5,930	$(793)	(13.4%)
Professional Services	1,701	253	1,448	572.3%
Occupancy and equipment expenses	640	205	435	212.2%
(Recovery) impairment of SBA servicing asset	(127)	—	(127)	(100.0%)
Other operating expenses	1,118	1,010	108	10.7%
Total noninterest expense	$8,469	$7,398	$1,071	14.5%

For the three months ended September 30, 2022, total noninterest expense increased $1.1 million, or 14.5%, to $8.5 million compared to the three months ended September 30, 2021. This increase was primarily due to the increase in professional services, partially offset by a reduction in salaries and employee benefits. For the three months ended September 30, 2022, professional services increased $1.4 million, or 572.3%, to $1.7 million compared to the three months ended September 30, 2021. This increase was primarily due to an increase in consulting fees as well as legal and audit fees. For the three months ended September 30, 2022, salaries and employee benefits decreased $0.8 million, or 13.4%, to $5.1 million compared to the three months ended September 30, 2021. This decrease was primarily due to the cessation in June 2022 of commission accruals related to the Company’s strategic lending program.

($ in thousands)	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$18,684	$16,313	$2,371	14.5%
Professional Services	3,845	762	3,083	404.6%
Occupancy and equipment expenses	1,361	602	759	126.1%
(Recovery) impairment of SBA servicing asset	949	—	949	100.0%
Other operating expenses	3,697	3,463	234	6.8%
Total noninterest expense	$28,536	$21,140	$7,396	35.0%

For the nine months ended September 30, 2022, total noninterest expense increased $7.4 million, or 35.0%, to $28.5 million compared to the nine months ended September 30, 2021. This increase was primarily due to the increase in professional services, salaries and employee benefits, and impairment of the Company’s SBA servicing asset. For the nine months ended September 30, 2022, professional services increased $3.1 million, or 404.6%, to $3.8 million compared to the nine months ended September 30, 2021. This increase was primarily due to increased consulting fees as well as legal and audit fees. For the nine months ended September 30, 2022, salaries and employee benefits increased $2.4 million, or 14.5%, to $18.7 million compared to the nine months ended September 30, 2021. This increase was primarily due to the increased number of employees as compared to the nine months ended September 30, 2021. The increase in employees during this timeframe coincided with an increase in Strategic Program loan volume and the expansion of our information technology and security division to support enhancements in our infrastructure, and an increase in contractual bonuses paid relating to the expansion of the Strategic Programs in the first half of 2022. For the nine months ended September 30, 2022, an impairment of the Company’s SBA servicing asset was recognized for $0.9 million due primarily to rising market interest rates and market-wide increasing prepayment speeds on SBA loans.

Financial Condition

Loan Portfolio

We manage our loan portfolio based on factors that include concentrations per loan program and aggregated portfolio, industry of operation and geographies. We also monitor the impact of identified and estimated losses on capital as well as the pricing characteristics of each product. The following provides a general description and the risk characteristics relevant to each of the business lines. Each loan is assigned a risk grade during the origination and closing process by credit administration personnel based on criteria described later in this section. We analyze the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. This ratings analysis is performed at least quarterly.

SBA 7(a) Loans

We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of September 30, 2022 and December 31, 2021, we had total SBA 7(a) loans of $126.8 million and $141.3 million, respectively, representing 49.3% and 53.2% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by temporarily retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2022, we plan to keep on our balance sheet a greater amount of the guaranteed portion of certain SBA loans that we originate, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the expected decline of gain-on-sale revenue.

SBA Paycheck Protection Program Loans

As of September 30, 2022 and December 31, 2021, we had total PPP loans of $0.7 million and $1.1 million, respectively, representing 0.3% and 0.4% of our total loans, respectively. The PPP loans also resulted in fees paid by the SBA to the originating bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the three months ended September 30, 2021, the Company recognized a total of $0.2 million in PPP-related accreted fees ($0.2 million of which were accelerated due to loan forgiveness). A de minimis amount was recognized during the three months ended September 30, 2022 and a de minimis amount of deferred fees remained as of September 30, 2022. For the nine months ended September 30, 2021, the Company recognized a total of $1.8 million in PPP-related accreted fees ($1.4 million of which were accelerated due to loan forgiveness). A de minimis amount was recognized during the nine months ended September 30, 2022 and a de minimis amount of deferred fees remained as of September 30, 2022.

Commercial, non-real estate

Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of September 30, 2022 and December 31, 2021, we had total commercial non-real estate loans of $13.0 million and $3.4 million, respectively, representing 5.1% and 1.3% of our total loans, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Residential real estate

Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of September 30, 2022 and December 31, 2021, we had total residential real estate loans of $34.5 million and $27.1 million, respectively, representing 13.4% and 10.2% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.

Strategic Program loans

We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of September 30, 2022 and December 31, 2021, we had total Strategic Program loans of $70.3 million and $85.9 million, respectively, representing 27.4% and 32.3% of our total loans, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Commercial real estate

Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of September 30, 2022 and December 31, 2021, we had total commercial real estate loans of $6.1 million and $2.4 million, respectively, representing 2.4% and 0.9% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer

Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of September 30, 2022 and December 31, 2021, we had total consumer loans of $5.4 million and $4.6 million, respectively, representing 2.1% and 1.7% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Portfolio Program Summary

Through our diversification efforts, we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.

The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
	Amount	% of total loans	Amount	% of total loans
SBA(1)	$127,455	49.6%	$142,392	53.6%
Commercial, non real estate	12,970	5.1%	3,428	1.3%
Residential real estate	34,501	13.4%	27,108	10.2%
Strategic Program loans	70,290	27.4%	85,850	32.3%
Commercial real estate	6,149	2.4%	2,436	0.9%
Consumer	5,455	2.1%	4,574	1.7%
Total	$256,820	100.0%	$265,788	100.0%

(1) The amount of SBA loans as of September 30, 2022 and December 31, 2021 includes approximately $0.7 million and $1.1 million of PPP loans. SBA loans as of September 30, 2022 and December 31, 2021 include $42.6 million and $75.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.

Loan Maturity and Sensitivity to Changes in Interest Rates

As of September 30, 2022, including the impact of PPP loans, $121.2 million, or 56.9%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $92.0 million as of September 30, 2022. The variable rate portion of our total held for investment loan portfolio at September 30, 2022 was $159.0 million, or 74.6%. As of December 31, 2021, including the impact of PPP loans, $103.1 million, or 50.3%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $101.9 million as of December 31, 2021. The variable rate portion of our total held for investment loan portfolio at December 31, 2021 was $163.8 million, or 79.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2022 and December 31, 2021:

At September 30, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA(1)	$268	$411	$—	$—	$679
Commercial, non-real estate	3,166	9,214	570	20	12,970
Residential real estate	3,907	1,939	49	4	5,899
Strategic Program loans	18,027	8,657	—	—	26,684
Commercial real estate	1,662	1,224	22	31	2,939
Consumer	1,704	3,270	74	—	5,048

Variable rate loans:
SBA	7,800	29,590	52,831	36,555	126,776
Commercial, non-real estate	—	—	—	—	—
Residential real estate	27,664	501	437	—	28,602
Strategic Program loans	—	—	—	—	—
Commercial real estate	643	1,181	1,386	—	3,210
Consumer	101	306	—	—	407
Total	$64,942	$56,293	$55,369	$36,610	$213,214

(1) The amount of SBA fixed rate loans includes approximately $0.7 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of September 30, 2022, six PPP loans have been granted maturity date extensions.

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

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	As of
($ in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans:
SBA	$—	$657
Commercial, non real estate	—	—
Residential real estate	—	—
Strategic Program loans	—	—
Total nonperforming loans	$—	$657

Total accruing loans past due 90 days or more	$254	$54
Nonaccrual troubled debt restructuring	$—	$25
Total troubled debt restructurings	95	106
Other Real Estate Owned	—	—
Less nonaccrual troubled debt restructurings	—	(25)
Total nonperforming assets and troubled debt restructurings	$95	$763
Total nonperforming loans to total loans	0.0%	0.2%
Total nonperforming loans to total assets	0.0%	0.2%
Total nonperforming assets and troubled debt restructurings to total loans	0.0%	0.3%
Total nonperforming assets and troubled debt restructurings to total assets	0.0%	0.2%

Our total nonperforming assets and troubled debt restructurings at September 30, 2022 and December 31, 2021 was $0.1 million and $0.8 million. Total nonperforming assets at September 30, 2022 and December 31, 2021 were composed of $0.0 million and $0.7 million in nonaccrual loans and $0.1 million of troubled debt restructurings.

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

Interest income that would have been recorded for the nine months ended September 30, 2022 and 2021 had nonaccrual loans been current throughout the period amounted to de minimis amounts for each period.

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

	As of September 30, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$125,611	$1,749	$95	$—	$127,455
Commercial, non real estate	12,970	—	—	—	12,970
Residential real estate	34,501	—	—	—	34,501
Commercial real estate	6,149	—	—	—	6,149
Consumer	5,455	—	—	—	5,455
Not Risk Graded
Strategic Program loans(1)					70,290
Total	$184,686	$1,749	$95	$—	$256,820

	As of December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful Grade 6-7	Loss Grade 8	Total
SBA	$139,985	$1,435	$972	$—	$142,392
Commercial, non real estate	3,382	46	—	—	3,428
Residential real estate	27,108	—	—	—	27,108
Commercial real estate	2,436	—	—	—	2,436
Consumer	4,574	—	—	—	4,574
Not Risk Graded
Strategic Program loans(1)					85,850
Total	$177,485	$1,481	$972	$—	$265,788

(1) The Strategic Program loan balance includes $43.6 million and $60.7 million of loans classified as held-for-sale as of September 30, 2022 and December 31, 2021, respectively.

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

The ALL was $12.0 million at September 30, 2022 compared to $9.9 million at December 31, 2021, an increase of $2.1 million, or 21.4%. The increase was primarily due to higher net charge-offs and increased unguaranteed loan balances.

The following table presents a summary of changes in the ALL for the periods and dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
ALL:
Beginning balance	$10,602	$7,239	$9,855	$6,199
Provision for loan losses	4,457	3,367	10,317	5,536
Charge offs
SBA	(259)	(1)	(392)	(55)
Commercial, non-real estate	—	—	—	(63)
Residential real estate	—	—	—	—
Strategic Program loans	(3,070)	(1,105)	(8,508)	(2,304)
Commercial real estate	—	—	—	—
Consumer	(4)	—	(4)	(3)
Recoveries
SBA	9	30	57	41
Commercial, non-real estate	—	11	2	92
Residential real estate	—	—	—	—
Strategic Program loans	233	99	641	196
Commercial real estate	—	—	—	—
Consumer	—	—	—	1
Ending balance	11,968	9,640	11,968	9,640

Although we believe that we have established our ALL in accordance with GAAP and that the ALL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions for loan losses will be subject to ongoing evaluations of the risks in our loan portfolio.

The following table shows the allocation of the ALL among loan categories and certain other information as of the dates indicated. The ALL related to Strategic Programs constitutes 59.7% and 66.5% of the total ALL while comprising 27.4% and 32.3% of total loans as of September 30, 2022 and December 31, 2021, respectively. This reflects the increased credit risks associated with certain retained Strategic Program loans.

	September 30, 2022
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$3,809	$127,455	31.8%	49.6%
Commercial, non real estate	464	12,970	3.9%	5.1%
Residential real estate	453	34,501	3.8%	13.4%
Strategic Program loans	7,147	70,290	59.7%	27.4%
Commercial real estate	29	6,149	0.2%	2.4%
Consumer	66	5,455	0.6%	2.1%
Total	$11,968	$256,820	100.0%	100.0%

	December 31, 2021
($ in thousands)	Amount	Total Loans	% of Total Allowance	% of Loans in Category of Total Loans
SBA	$2,739	$142,392	27.8%	53.6%
Commercial, non real estate	132	3,428	1.3%	1.3%
Residential real estate	352	27,108	3.6%	10.2%
Strategic Program loans	6,549	85,850	66.5%	32.3%
Commercial real estate	21	2,436	0.2%	0.9%
Consumer	62	4,574	0.6%	1.7%
Total	$9,855	$265,788	100.0%	100.0%

The following tables reflect the ratio of the ALL to nonperforming loan balances and net charge-offs to average loans outstanding by loan category, for the periods presented. Due primarily to the normalization of credit losses to pre-pandemic market conditions, the ratio of net charge-offs to average loans outstanding was generally higher for loan categories in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in the ratio for Strategic Programs loans and Consumer loans was primarily due to increases in net charge-offs in the three months ended September 30, 2022. The increase in the ratio for SBA loans in the three months ended September 30, 2022 was primarily due to the charge-off of loans previously carried as classified assets. Due primarily to the normalization of credit losses to pre-pandemic market conditions, the ratio of net charge-offs to average loans outstanding was generally higher for loan categories in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in the ratio for Strategic Programs loans was primarily due to increases in net charge-offs in the nine months ended September 30, 2022 and the increase in the ratio for SBA loans was primarily due to the charge-off of loans previously carried as classified assets in the nine months ended September 30, 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net charge-offs to average loans outstanding by loan category
SBA	0.8%	(0.1%)	0.3%	0.0%
Commercial, non-real estate	0.0%	(1.1%)	0.0%	(1.0%)
Residential real estate	0.0%	0.0%	0.0%	0.0%
Strategic Program loans	14.4%	4.8%	10.4%	4.5%
Commercial real estate	0.0%	0.0%	0.0%	0.0%
Consumer	0.3%	0.0%	0.1%	0.1%

	As of
	September 30, 2022	December 31, 2021
ALL to nonperforming loans	NA	1,499.1%

Interest-Bearing Deposits in Other Banks

Our interest-bearing deposits in other banks increased to $92.1 million at September 30, 2022 from $85.3 million at December 31, 2021, an increase of $6.8 million, or 7.9%. This increase was primarily due to a decrease in held-for-sale loan balances. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

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

The following tables summarize the contractual maturities and weighted average yields of investment securities at September 30, 2022, and the amortized cost of those securities as of the indicated dates.

At September 30, 2022
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—

	At September 30, 2022
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$3,205	3.1%	$10,720	2.5%	$13,925

The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.

There were no calls, sales or maturities of securities during the nine months ended September 30, 2022 and September 30, 2021.

At September 30, 2022, there were seventeen securities, consisting of seven collateralized mortgage obligations and ten mortgage-backed securities. All of these securities were in an unrealized loss position as of September 30, 2022. There were nine securities in an unrealized loss position as of December 31, 2021.

Deposits

Deposits are the major source of funding for the Company, with the exception of the Company’s participation in the PPPLF, which added a significant amount of funding in 2020 (see discussion below in Liquidity and Capital Resources – Liquidity Management). We offer a variety of deposit products including interest and noninterest bearing demand accounts, HSA demand deposits sourced through Lively, Inc., money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through access to national Institutional and brokered deposit sources. We also generate deposits in relation to our Strategic Programs in the form of reserve accounts as discussed above. These deposits add an element of flexibility in that they tend to increase or decrease in relation to the size of or Strategic Program loan portfolio. In addition to the reserve account, some Strategic Program loan originators maintain operating deposit accounts with us.

The following table presents the end of period and average balances and for the periods indicated (average balances have been calculated using daily averages):

	September 30, 2022		December 31, 2021
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$97,654	42.0%	$110,548	43.9%
Interest-bearing deposits:
Demand	55,152	23.6%	5,399	2.1%
Savings	7,252	3.1%	6,685	2.7%
Money markets	12,281	5.3%	31,076	12.3%
Time certificates of deposit	60,499	26.0%	98,184	39.0%
Total period end deposits	$232,838	100.0%	$251,892	100.0%

	Three Months Ended
	September 30, 2022			December 31, 2021			September 30, 2021
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$102,575	0.00%	49.6%	$127,590	0.00%	46.3%	$107,342	0.00%	48.9%
Interest-bearing deposits:
Demand	11,857	3.81%	5.7%	7,411	0.81%	2.7%	5,007	0.88%	2.3%
Savings	7,514	0.05%	3.6%	7,573	0.05%	2.7%	8,818	0.14%	4.0%
Money market	20,615	0.56%	9.9%	28,859	0.29%	10.5%	22,274	0.38%	10.1%
Time certificates of deposit	64,789	0.99%	31.2%	104,134	0.93%	37.8%	76,127	1.24%	34.7%
Total average deposits	$207,350	0.58%	100.0%	$275,567	0.40%	100.0%	$219,568	0.49%	100.0%

	Nine Months Ended
	September 30, 2022			September 30, 2021
($ in thousands)	Total	Weighted average rate paid	Percent of total	Total	Weighted average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$120,102	0.00%	49.7%	$100,704	0.00%	51.5%
Interest-bearing deposits:
Demand	8,616	2.40%	3.6%	5,604	0.90%	2.9%
Savings	7,211	0.06%	3.0%	8,006	0.15%	4.1%
Money market	29,742	0.32%	12.3%	19,641	0.37%	10.0%
Time certificates of deposit	75,836	1.02%	31.4%	61,587	1.64%	31.5%
Total average deposits	$241,507	0.45%	100.0%	$195,542	0.59%	100.0%

Our deposits decreased to $232.8 million at September 30, 2022 from $251.9 million at December 31, 2021, a decrease of $19.1 million, or 7.6%. This decrease was primarily due to the decline in our Strategic Program loan program. Our Interest-bearing demand deposits increased to $55.2 million at September 30, 2022 from $5.4 million at December 31, 2021, an increase of $49.8 million, or 921.5%. This increase was primarily due to new HSA deposits from Lively, Inc.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $129.3 million and $163.7 million as of September 30, 2022 and December 31, 2021, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at September 30, 2022 is as follows:

	September 30, 2022
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$129	$—	$551	$1,154	$1,834

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

On August 18, 2022, the Company announced that the Board has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company has repurchased 20,000 shares for approximately $0.2 million as of September 30, 2022 and retired them at cost.

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

We regularly evaluate new, core deposit products and in 2022, we launched an HSA deposit product sourced through Lively, Inc. We intend to have various term offerings to match our funding needs. With no current plans to expand our brick-and-mortar branch network, online and mobile banking offers a means to meet customer needs and better efficiency through technology compared to traditional branch networks. We believe that the rise of mobile and online banking provides us the opportunity to further leverage the technological competency we have demonstrated in recent years.

We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 24.0% of total assets at September 30, 2022.

We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At September 30, 2022, we had the ability to access $10.1 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $3.2 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2022. In long term borrowings, we had $0.3 million outstanding at September 30, 2022 related to the PPPLF. The PPPLF is secured by pledged PPP loans.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2022, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $92.5 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Capital Resources

Shareholders’ equity increased $18.9 million to $134.3 million at September 30, 2022 compared to $115.4 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized of $18.6 million. Stock options exercised, and stock-based compensation increased additional paid-in capital aggregately by approximately $0.5 million while the repurchase of common stock reduced additional paid-in capital by approximately $0.2 million.

We use several indicators of capital strength. The most commonly used measure is average common equity to average assets, which was 35.2% and 20.7% for the three months ended September 30, 2022 and 2021, respectively. Average common equity to average assets was 32.6% and 17.5% for the nine months ended September 30, 2022 and 2021, respectively.

Our return on average equity was 11.0% and 52.2% for the three months ended September 30, 2022 and 2021, respectively. Our return on average assets was 3.9% and 10.8% for the three months ended September 30, 2022 and 2021, respectively. Our return on average equity was 19.8% and 49.8% for the nine months ended September 30, 2022 and 2021, respectively. Our return on average assets was 6.5% and 8.7% for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	September 30,	December 31,	2022		2021
Capital Ratios	2022	2021	Well- Capitalized Requirement		Well- Capitalized Requirement
Leverage Ratio (under CBLR)	24.9%	17.7%	9.0	%(1)	8.5	%(1)

(1)	The Well-Capitalized Requirement for years 2022 and 2021 were 9.0% and 8.5%, respectively.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2022.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$152,806	$152,806	$—	$—	$—
Time deposits	60,499	22,359	27,107	11,033	—
Long term borrowings(1)	345	—	345	—	—
Operating lease obligations	7,776	834	2,196	2,253	2,493
Total	$221,426	$175,999	$29,648	$13,286	$2,493

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

($ in thousands)	As of September 30, 2022	As of December 31, 2021
Revolving, open-end lines of credit	$1,747	$1,259
Commercial real estate	19,563	15,402
Other unused commitments	397	377
Total commitments	$21,707	$17,038

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

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

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) based on information currently known to us and recent developments since the date of the 2021 Form 10-K filing. The information included in the “Risk Factors” sections of the First Quarter Form 10-Q are incorporated by reference herein. The risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s stock during the third quarter of 2022.

During the three months ended September 30, 2022, we repurchased 20,000 shares of our common stock for $0.2 million (average per share purchase price of $10.66) pursuant to our common stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	—	—	—	—
August 1, 2022 - August 31, 2022	—	—	—	644,241
September 1, 2022 - September 30, 2022	20,000	$10.66	20,000	624,241
Total	20,000	$10.66	20,000	624,241

(1)
On August 18, 2022, the Company announced that the Board has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

10.1*	Secured Promissory Note, dated as of August 6, 2021, by Alan Weichselbum in favor of FinWise Bancorp.
10.2*	Security Agreement, dated as of August 6, 2021, by and between Alan Weichselbaum and FinWise Bancorp.
10.3*	Secured Promissory Note, dated as of June 1, 2022, by Alan Weichselbum in favor of FinWise Bancorp.
10.4*	Security Agreement, dated as of June 1, 2022, by and between Alan Weichselbaum and FinWise Bancorp.
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: November 14, 2022	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)