Form 10-K
period 2022-12-31
Finwise Bancorp
filed 2023-03-30
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter was $97.3 million.  The Registrant had 12,824,572 shares of common stock, $0.001 par value, outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

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

•	our ability to keep pace with rapid technological changes in the industry or implement new technology effectively;

•	conditions relating to Covid-19, including the severity and duration of associated economic impacts either nationally or in our market areas;

•	system failure or cybersecurity breaches of our network security;

•	our reliance on third-party service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;

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

Index
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

•
interest rate risk associated with our business, including sensitivity of our interest earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;

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

•	our ability to maintain a strong core deposit base or other low-cost funding sources;

Index
•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our ALL or to write-down assets;

•	our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	compliance with requirements associated with being a public company;

•	level of coverage of our business by securities analysts;

•	future equity and debt issuances; and

•	other factors that are discussed in the section entitled “Risk Factors,” beginning on page 22.

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

In this Report, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “FinWise Bancorp” refer to FinWise Bancorp and its wholly owned subsidiaries, FinWise Bank (which we sometimes refer to as “FinWise Bank,” “FinWise,” “the Bank” or “our Bank,”) and FinWise Investments, LLC. References to “common stock” refer to our voting common stock.

Index
Overview

We are FinWise Bancorp, a Utah bank holding company headquartered in Murray, Utah. We operate through our wholly-owned subsidiary, FinWise Bank, a Utah state-chartered bank. We currently operate one full-service banking location in Sandy, Utah. We are a nationwide lender to consumers and small businesses. We believe that traditional barriers to servicing banking customers have been substantially lowered due to technological advances in the distribution and management of banking products and services. We seek to capitalize on these advances by leveraging strategic relationships, as well as proprietary loan origination systems and data analytics technology, to expand our reach in marketing channels utilized and credit products offered. As a technology-focused bank, we have utilized technology-oriented loan origination platforms in our Strategic Programs, SBA lending, and POS lending business lines.  We have also deployed our own in-house technology to deliver loan and deposit solutions to our customers directly and through third parties.

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

We originate, sell or hold loans in four main lending areas: (i) nationwide Strategic Programs, (ii) a multi-state SBA 7(a) lending program, (iii) residential and commercial real estate lending in and around the Salt Lake City, Utah MSA, and (iv) multi-state consumer lending primarily through our POS lending program. Except in the case of PPP loans, we have principally relied on core deposits, including Institutional Deposits, to fund our lending activities but also have used brokered deposits and borrowings when we deem appropriate. In September 2022, we launched a core deposit program sourced through Lively, Inc. a Health Savings Account (HSA) provider.

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

Index
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

In December of 2019, we acquired directly from four of the five individuals who acquired our shares in 2018, a 10% ownership interest in BFG in exchange for 950,784 newly issued shares of our common stock, representing 10.9% of the Company’s outstanding common stock at the time of purchase. The UDFI approved the acquisition of the additional shares of our common stock in the exchange by the four individuals and the Federal Reserve Bank did not object, provided that no individual owns more than 9.9% of our issued and outstanding common stock (as calculated in accordance with the rules and regulations of the Federal Reserve Bank).

To strengthen our relationship with BFG, we also negotiated a right of first refusal and an option to acquire 100% of BFG. Subject to the terms of that certain Right of First Refusal and Option Agreement, dated as of March 31, 2020, we were granted an option to acquire all of the ownership interests in BFG at any time from January 1, 2021, to January 1, 2028, at an earnings multiple of 10 to 15 times BFG’s net profit based on the fiscal year ended immediately prior to the exercise of the option. In addition, we have a right of first refusal, prior to our exercise of our option, to acquire any ownership interests that any individual owner of BFG wishes to sell. As consideration for the right of first refusal and option, we issued warrants to each BFG member (other than the Company) with the right to acquire shares of our common stock on a pro rata basis according to each such person’s percentage ownership in BFG, not exceeding an aggregate of 270,000 shares, at an exercise price of $6.67 per share. Unless otherwise exercised, the warrants will expire on March 31, 2028. Other than the Right of First Refusal and Option Agreement and the Standstill Agreement, there are no other agreements between us and BFG or among our respective shareholders.

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

The following table presents the composition of our total loan portfolio by lending program, as of December 31, 2022:

($ in thousands)	Total Loans	% of Loans in Category of Total Loans
SBA	$145,172	55.8%
Commercial, non-real estate	11,484	4.4%
Residential real estate	37,815	14.5%
Strategic Program loans	47,848	18.4%
Commercial real estate	12,063	4.7%
Consumer	5,808	2.2%
Total	$260,190	100.0%

Note: SBA loans in the table above include $0.6 million of PPP loans as of December 31, 2022.

Index
SBA 7(a) Loans. Since 2014, we have utilized relationships with third parties (primarily BFG) to originate loans partially guaranteed by the SBA, to small businesses and professionals. Once originated, we will either retain the loans or sell the SBA-guaranteed portion (generally 75% of the principal balance) of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. Loan terms generally range from 120 to 300 months and interest rates generally range from the prime rate plus 200 basis points to the prime rate plus 275 basis points, as adjusted quarterly. During the year ended December 31, 2022, we originated approximately $166.4 million in SBA 7(a) loans and held approximately $144.5 million of SBA 7(a) loans on our balance sheet as of December 31, 2022, excluding PPP loans, of which $49.5 million was guaranteed by the SBA and $95.0 million was unguaranteed. Excluding the impact of an aggregate of $0.6 million in PPP loan balances outstanding as of December 31, 2022, our loan portfolio as of that date is comprised of 36.6% in unguaranteed portions of SBA 7(a) loans and 19.1% in guaranteed portions of SBA 7(a) loans.

As an experienced SBA 7(a) lender, we were an active participant in the first round of PPP lending. No PPP loans were originated by the Company during the year ended December 31, 2022. In addition to a 1.0% interest rate paid by the borrower, the PPP loans also resulted in fees paid by the SBA to the Bank for processing PPP loans, which fees are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the year ended December 31, 2022, the Company recognized a de minimis amount in PPP-related SBA accreted deferred loan fees through interest income. A de minimis amount of deferred fees is remaining as of December 31, 2022.

The SBA’s 7(a) program provides 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The maximum 7(a) loan amount is $5 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender.

Our existing SBA 7(a) lending program is supported by referrals from BFG and others. BFG refers SBA loan applicants to the Bank for review and consideration. Only the Bank in its sole capacity has the authority to approve SBA loan applications. In all circumstances, the Bank has the right to decline an SBA loan referred by BFG that is deemed not to meet its credit standards. The Bank in its sole capacity has the discretion to determine whether to sell or retain the guaranteed portion of any or all SBA loans it funds. Fees are not paid based on the secondary market premium received or the amount sold.

Strategic Programs. We have established Strategic Programs with various third-party consumer and commercial loan origination platforms that use technology to streamline the origination of consumer and small commercial loans. We currently have eleven Strategic Program relationships. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank or another financial institution, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. This amount is usually set at a 1:1 ratio but may be restructured in certain circumstances as the relationship seasons or if the Strategic Program platform is an established company. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. We have selectively retained a portion of the loans or receivables based on analytics generated by FinView™ and the capacity and appetite of the Bank. We have also selectively purchased pools of loans from our Strategic Program service providers. The Bank reserves for incurred loan losses associated with loans held-for-investment based on modeled loss projections and adjusts such reserves as needed. Our Strategic Programs also cover a wide range of borrower credit profiles, loan terms and interest rates. Loan terms range from 1 month to 72 months. Interest rates currently range from 8% to 160%. During the year ended December 31, 2022, we originated approximately $7.1 billion in Strategic Program loans, and we held for investment approximately $24.3 million in Strategic Program loans and approximately $23.6 million in Strategic Program loans held-for-sale as of December 31, 2022. Business checking and money market demand accounts associated with Strategic Program relationships held balances of approximately $49.7 million (including $16.6 million held as collateral) as of December 31, 2022. Excluding the impact of $0.6 million in PPP loan balances outstanding as of December 31, 2022, our Strategic Program held-for-sale loans comprised 9.1% of the Bank’s loan portfolio and our Strategic Program held-for-investment loans comprised of 9.3% of the Bank’s loan portfolio.

Index
Residential and Commercial Real Estate Loans. We operate a single branch location in Sandy, Utah. From this branch, we offer commercial and consumer banking services throughout the greater Salt Lake City, Utah MSA. These products are delivered using a high-touch service, relationship banking approach. The majority of the lending product consists of residential non-speculative construction loans which generate both non-interest income and interest income. Construction loan terms generally range from 9 to 12 months and interest rates currently range from the prime rate to the prime rate plus 200 basis points. All the loans generated through this branch are held on our balance sheet. As of December 31, 2022, our branch-based banking operations consisted of approximately $53.9 million in loans (including approximately $49.9 million of residential and commercial real estate loans) and approximately $50.7 million in deposits. The deposit operations at our branch focus on local businesses and individual customers that are seeking personal service and the relationships developed with our local bankers. These deposits comprise demand deposits, NOW accounts, MMDAs, savings accounts, and time deposits that are not brokered deposits.

Primarily, our loans secured by real estate are made to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and loans to individual consumers for construction of single-family homes in our market areas. Our commercial real estate loans primarily include owner-occupied and investment real estate deeds of trust. We also make loans for the acquisition of undeveloped land. Excluding the impact of $0.6 million in PPP loan balances outstanding as of December 31, 2022, our residential real estate loans comprised 14.6% of the Bank’s total loan portfolio, and our commercial real estate loans comprised 4.7% of the Bank’s total loan portfolio. Construction loans are typically disbursed as construction progresses and carry variable interest rates. Our construction and development loans typically have terms that range from six months to nine months but may be extended depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.

Consumer Loans. Consumer loans consist primarily of loans originated through our POS program. Since 2011, the Bank has offered collateralized and uncollateralized loans without prepayment penalties to finance the purchase of retail goods and services. Loan applications are submitted at the point-of-sale through an online portal. Historically, all of the loans originated through our POS lending program have been held on our balance sheet. We target super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719) and near-prime (FICO score of 640 through 660) borrowers. Loan terms are generally 60 months and interest rates current range from 7.0% to 14.5%. We utilize a high degree of automation in this program and track loan applications, analyze credit and approve loans by deploying a combination of FinView™ and “off-the-shelf” technology solutions. The majority of the approximately $5.8 million in consumer loans outstanding as of December 31, 2022, that were not generated through our Strategic Programs were originated in connection with our POS lending program. During the year ended December 31, 2022, we originated approximately $3.3 million in POS loans and held approximately $4.4 million of POS loans on our balance sheet as of December 31, 2022. Excluding the impact of $0.6 million in PPP loan balances outstanding as of December 31, 2022, our consumer loans comprised 2.2% of the Bank’s total loan portfolio.

Commercial Non-Real Estate Loans. Commercial non-real estate includes leases and loans made to commercial enterprises that are not secured by real estate. Any loan, line of credit, or letter of credit (including any unfunded commitments), and any interest the Bank obtains in such loans made by another lender, to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, but not for personal expenditure purposes are included in this category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These loans are generally secured by liens on business assets. Historically, we have retained these leases and loans on our balance sheet for investment. Excluding the impact of $0.6 million in PPP loan balances outstanding as of December 31, 2022, our commercial non-real estate loans comprised 4.4% of the Bank’s total loan portfolio.

Index
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

•
for commercial applicants, whether the business revenue and staffing levels were impacted by the Covid-19 pandemic and whether the business has a contingency plan for revenues and operations for a minimum of the next 18 months;

•	for individual applicants, whether his or her source of income has been or may be impacted;

•	whether historical financial information can be reasonably relied upon based on current market conditions; and

•	the impact current market conditions have on collateral adequacy.

Credit Concentrations. We actively monitor and manage the composition of our loan portfolio, including credit concentrations. Our credit policies establish concentration limits by loan product to manage portfolio diversification. The Bank’s concentration management program couples quantitative data with a thorough qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s portfolio analysis includes concentration trends by portfolio product type, overall growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, nonperforming asset trends, stress testing, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in the Bank’s lending and collection policies are reviewed and approved by the Bank’s board of directors at least annually. Concentration levels are monitored by management and reported to the Bank’s board of directors on a quarterly basis.

Index
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits. The Bank’s legal lending limit on loans to a single borrower was approximately $16.5 million as of December 31, 2022.

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

The Bank’s current Strategic Program service providers include OppFi, Reach Financial (formerly Liberty Lending), LendingPoint, American First Finance, Elevate, Upstart, Mulligan Funding, Great American Finance, Edly, Empower, and Stride. From time to time, we expect the number and composition of our Strategic Program service providers to change as the business develops, contract terms expire or agreements with service providers are otherwise terminated. The Bank has engaged with other Strategic Program service providers since we established our first Strategic Program in 2016 and we may enter into Strategic Programs with other service providers in the future.

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

Structure. In structuring a Strategic Program, the Bank and the Strategic Program service provider generally review and agree upon a set of program guidelines established by the Bank and tailored to accommodate target borrowers within the Strategic Program. We require the Strategic Program service providers to adhere to specific Bank underwriting criteria to originate loans to ensure that the borrowers are solicited and serviced in accordance with all applicable laws and regulatory requirements. The guidelines set forth various loan approval considerations, including but not limited to the borrower’s name, credit score, and other underwriting criteria. Loan applications are processed by the Strategic Program service provider in accordance with the Bank’s guidelines and delivered to the Bank for approval. Loan applications generally involve automated loan decisions by use of credit models, and decisions are typically rendered instantly after the submission of the loan application to the Bank. No loan is approved unless the Bank reviews and approves the borrower’s application. Borrowers to whom we originate loans through our Strategic Programs generally include consumers considered super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719), near prime (FICO score of 640 through 660) and subprime (FICO score of 660 and below), as well as consumers that lack a credit history as reported through one of the three credit bureaus. The application and approval process is generally performed electronically although some are underwritten manually. Each loan originated by the Bank complies with applicable federal and state laws that apply to the Bank. As indicated, the Bank treats our Strategic Program service providers as its vendors and subjects the service providers to the requirements of the FDIC for vendor and third-party management.

Index
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

Fees and Other Economics. The Bank may earn fees on its Strategic Programs as delineated in each Strategic Program contract and may vary by contract. Service providers may also be required to pay minimum monthly fees to the Bank or reimburse the Bank for certain agreed-upon expenses. Some Strategic Programs require the service provider pay a fee to the Bank if it enters into a similar strategic relationship with another bank or financial institution.

On October 13, 2021, we formed FinWise Investments, LLC, a limited liability company, as a wholly owned subsidiary of the Company to hold and manage private investments made by the Company and the Bank. The Company currently holds and, in the future, may acquire equity in certain of our Strategic Program service providers through this subsidiary. As of December 31, 2022, and 2021, this subsidiary holds $0.3 million and $0.1 million, respectively, of equity securities of one Strategic Program service provider.

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

We use a diversified funding strategy with an emphasis on core deposits from our branch operations, deposits originated through SBA 7(a) lending programs and Strategic Programs, coupled with brokered deposits and borrowings as needed. A significant portion of our core deposits include funds deposited through our Strategic Programs, to support reserve requirements. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balance is typically required to at least equal the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. The Bank has the right to withdraw amounts from the reserve deposit account to fulfill loan purchaser obligations created under the Strategic Program agreements. Depending on the strength of the relationship between the Bank and our Strategic Program relationship, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program relationships have opened operating deposit accounts at the Bank. The charts below illustrate the composition of our deposit portfolio as of December 31, 2022.

Total Deposits Breakdown

Our core deposits, as of December 31, 2022, constituted 69.0% of our funding sources (our core deposits comprise the sum of demand deposits, HSA demand deposits sourced through Lively, Inc., NOW accounts, MMDA accounts, savings accounts, and time deposits under $250,000 that are not brokered deposits).

Index
Securities Portfolio

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Our investments were approximately $14.3 million as of December 31, 2022. Specific objectives of our investment policy and portfolio are as follows:

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

Human Capital Resources

As of December 31, 2022, we employed 146 persons, of which 140 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good.

Index
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

Regulation of FinWise Bancorp
We are registered as a bank holding company under the BHC Act and are subject to regulation and supervision by the Federal Reserve. We are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. The BHC Act, and the regulations promulgated by the Federal Reserve thereunder, require us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than 5% of the voting shares or substantially all the assets of any bank, thrift, bank holding company or thrift holding company, or merge or consolidate with another bank or thrift holding company. Further, under the BHC Act, our activities and those of any nonbank subsidiary are limited to: (i) those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, such as the Company.

Index
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

Utah-chartered banks are required to pay supervisory assessments to the UDFI to fund its operations. The amount of the assessment paid by a Utah bank to the UDFI is calculated on an annual basis based on our average total assets for the prior year. During the year ended December 31, 2022, the Bank paid a de minimis assessment to the UDFI.

Capital Adequacy Guidelines
See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2022.

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

Index
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

Index
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

Index
In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under–served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.  If this rule is finalized as proposed, it may become more challenging or costly for the Bank to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.

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

Index
Risk Factor Summary

Our business, financial condition and results of operations are subject to a number of substantial risks and uncertainties. These risks are discussed more fully in this “Item 1A. Risk Factors.” Some of these risks include the following:

•	third-party service provider risk, including risks that we may be unable to maintain or increase loan originations facilitated through our Strategic Programs;

•	legal, accounting and compliance risks, including risks related to the extensive state and federal regulation under which we operate and changes in such regulations;

•	changes in the regulatory oversight environment impacting our Strategic Programs or non-compliance of federal and state consumer protection laws by our Strategic Program service providers;

•	legal and regulatory risks associated with “true lender” statutes associated with our Strategic Programs;

•
reputational risks, including the risk that we may be subject to negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our lending products or distribution channels;

•	legislative, regulatory, legal, and reputational risks related to our Strategic Programs, including those relating to our small dollar lending program;

•
securities market, inflation and interest rate risks, including risks related to interest rate fluctuations and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve;

•	risks related to cybersecurity breaches and system failures;

•
operational and strategic risks, including the risk that we may not be able to implement our growth strategy, our continued ability to establish relationships with Strategic Program service providers, and the possible loss of key members of our senior leadership team;

•	the impact and extent of Covid-19 (including the emergence of any new variants thereof) and the response of governmental authorities to Covid-19;

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

Index
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

Our proprietary technologies and analytic models have not yet been extensively tested during down-cycle economic conditions. If these do not, or are perceived not to, accurately gather and interpret performance data for loans and identify attractive risk-adjusted market sectors, our performance may be worse than anticipated.

The technologies created by and relied upon by us, including our FinView™ Analytics Platform, may not function properly, or at all, which may have a material impact on our operations and financial conditions.  The performance of loans originated by us is dependent on the effectiveness of our FinView™ Analytics Platform used to evaluate borrowers’ credit profiles and likelihood of default. While our proprietary technologies and analytic models are continually adjusted to account for changes in various macroeconomic conditions, the bulk of the data gathered and the development of our enterprise data warehouse have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our FinView™ Analytics Platform has not been extensively tested during other adverse economic cycles. There is no assurance that our proprietary technologies can accurately predict loan performance during periods of adverse economic conditions. If our FinView™ Analytics Platform is unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers, which may increase uncertainty about the effectiveness of our FinView™ Analytics Platform.

Index
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

Index
The U.S. economy contracted into a recession in the first half of 2020, primarily driven by the COVID-19 pandemic, and the U.S. government and Federal Reserve responded with unprecedented measures. The U.S. economy has since strengthened despite the spread of COVID-19 variants, with historically higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022.

Inflation remains elevated, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 to lower inflation. While certain factors point to improving economic conditions, including moderating inflation, uncertainty remains regarding the path of the economic recovery and the mitigating impacts of government interventions. Recent government actions to curb inflation may cause the economy to enter into a recession, the length and severity of which cannot be predicted.

Conditions related to inflation, global supply chains, labor market, volatile interest rates, international conflicts, changes in trade policies and other factors, such as real estate values, state and local municipal budget deficits, government spending and the U.S. national debt may, directly and indirectly, adversely affect our financial condition and results of operations.  Inflationary and other economic pressure resulting in the inability of borrowers to repay loans could result in increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.

Our Strategic Programs may also be susceptible to worsening economic conditions that place financial stress on our existing service providers and potential new Strategic Program services providers. These service providers may experience liquidity and other financial issues or strategically slow down growth, any of which could lead them to decrease or terminate their business with us.

Moreover, an inflationary environment combined with a competitive labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our operating costs or risk losing skilled workers to competitors.

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

Unpredictable future developments related to or resulting from COVID-19 could materially and adversely affect our business and results of operations.

The economic impact of COVID-19 and its variants have influenced and could further influence our financial condition and results of operations, including the recognition of credit losses in our loan portfolios. Similarly, because of changing economic and market conditions affecting issuers, the securities we hold may lose value. The extent to which COVID-19 and its variants impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

We may continue to see the economic effects of COVID-19 and its variants even after the national emergency and public health emergency declarations are lifted. Although government mandates to restrict daily activities have generally been lifted in the U.S. and the Biden Administration recently announced that it intends to end the U.S. national emergency and public health emergency declarations on May 11, 2023, recovery varies globally and the effects of the COVID-19 pandemic continue to evolve. For example, lockdowns to contain the spread of COVID-19 in China, which have only recently been loosened, impacted the global macroeconomic environment.

Many of the actions of governmental authorities, including eviction forbearance, suspension of mortgage and other loan payments and foreclosures, enacted during the outbreak of COVID-19 have ended. The impact of the discontinuation of these programs on the markets in which we operate in 2023 and beyond is uncertain. The end of various governmental support may have negative impacts on our customers including increased risk of delinquencies, defaults, foreclosures and losses on our loans.

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

Index
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

The Financial Accounting Standards Board (the “FASB”) has issued an accounting standard for establishing allowances for loan and lease losses that replaces the prior approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), became effective for us on January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. Moreover, the CECL standard may create more volatility in the level of allowance for loan losses. If we are required to materially increase the level of our allowance for loan losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations. For further information, please see Note 1, Summary of Significant Accounting Policies – Recent accounting pronouncements, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Index
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

BFG is a nationally significant referral source of small business loans. BFG has been the primary source of SBA loan referrals for the Bank since the Bank began its SBA lending program in 2014. BFG referred 99.58% of the Bank’s SBA 7(a) loan originations for the year ended December 31, 2022. This relationship has permitted the Bank to focus on the development of underwriting, processing and servicing expertise for SBA 7(a) loans. Any disruption of our relationship with BFG or reduction in SBA 7(a) loan referrals could materially adversely impact our business, financial condition, results of operation and growth plans.

Because a significant portion of our loan portfolio held-for-investment within our local lending program and SBA 7(a) lending program is secured by real estate, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2022, approximately $49.9 million, or 21.1%, of our total gross loans held-for-investment were loans with real estate as a primary or secondary component of collateral. We also have approximately $133.6 million, or 56.5%, of our total gross loans held-for-investment in SBA loans that are secured with real estate as a component of collateral as of December 31, 2022. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. Some states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such laws could have a material adverse effect on our business, financial condition and results of operation.

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

Index
Our origination of construction loans exposes us to increased lending risks.

We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. As of December 31, 2022, we had approximately $32.1 million of construction loans, which represents approximately 13.6% of our total gross loan portfolio held-for-investment. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.

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

As of December 31, 2022, our 10 largest borrowing relationships accounted for approximately 14.3% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our ALL could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.

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

Our most important source of funds is deposits. As of December 31, 2022, approximately $78.8 million, or 32.4%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. If the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Index
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

Further, the Federal Housing Finance Agency, the regulator of FHLB and other federal home loan banks, launched a comprehensive review of the Federal Home Loan Bank System including the mission, membership eligibility requirements, and operational efficiencies of the federal home loan banks in 2022. Any change to or termination of our ability to borrow from the FHLB or correspondent banks could have an adverse effect on our financial condition and liquidity.

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

As of December 31, 2022, approximately $49.7 million, or approximately 20.4%, of our total deposits consisted of deposit accounts of our Strategic Program service providers. Generally, the terms of our Strategic Programs require each Strategic Program service provider or purchasing entity to establish a reserve deposit account with the Bank in an amount at least equal to the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. This requirement is intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. Depending on the strength of the relationship between the Bank and our Strategic Program service providers, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program service providers have opened operating deposit accounts at the Bank. If a Strategic Program service provider defaults on its letter of credit or we experience additional unanticipated fluctuations in our Strategic Program deposit levels, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources, which could have an adverse effect on our business, financial condition and results of operations.

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

Index
We are subject to interest rate risk as fluctuations in interest rates may adversely affect our earnings.

Most of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either case, if market interest rates should move contrary to our position, this gap will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens; that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the Covid-19 pandemic. The federal funds rate remained in this range for all of 2021. After a period of low interest rates, the federal funds rate was increased rapidly to 4.25%-4.50% at the end of 2022. It is anticipated the Federal Reserve will continue with further rate increases in 2023, though not at the level witnessed during 2022. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; and (iv) the mix of lending products we originate. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth.

Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting consists of a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Weaknesses in our internal control over financial reporting have been discovered in the past and may be discovered in the future. If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and in a timely manner, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, we could be subject to regulatory penalties and the price of our common stock may decline.

Index
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

We invest a portion of our total assets (3.6% as of December 31, 2022) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. As of December 31, 2022, all securities were classified as held-to-maturity. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

In addition, negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our lending products or channels, including auto loans, construction loans, SBA loans, point-of-sale financing, or our Strategic Programs in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our lending products, channels or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through us or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our services, which could harm our reputation and cause disruptions to our business. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through us or to make payments on their loans. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We may be susceptible to deposit run-off risks.

The Bank relies significantly upon deposits for liquidity and funding business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During the first quarter of 2023, the media has highlighted the risks of an extreme form of deposit run-off, sometimes referred to as a “run on the bank.” More moderate levels of run-off can adversely affect banks but are less dramatic and have been significantly less reported. We believe that the increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, have increased the risk of some level of deposit run-off for depository institutions at the present time. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. To manage this risk, the Bank maintains cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and the Bank plans to respond promptly and accurately to any customer concerns that might arise.

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

Index
Climate change or government action and societal responses to climate change could adversely affect our results of operations.

Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. Such significant climate change effects may negatively impact our geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damage to real estate collateral and declines in economic conditions in geographic markets in which our customers operate may impact their ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

Our offices may be vulnerable to the adverse effects of climate change. We have a substantial physical presence in the Salt Lake City, Utah, region that is prone to events such as seismic activity, drought, water scarcity and severe weather.  This region has experienced and may continue to experience, climate-related events and at an increasing rate. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our customers or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations.

As the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to our involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect our reputation and commercial relationships, which could adversely affect our business.

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

Index
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

As a result of the foregoing, under present law, we may not be able to deduct all of the compensation paid in 2022 and future years if compensation paid to “covered employees” exceeds the thresholds established by Section 162(m) of the Code. Losing deductions under Section 162(m) of the Code could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of our stock.

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

Index
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

Index
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level. For example, in March 2022, Utah enacted the Utah Consumer Privacy Act.  Also, the Federal Trade Commission recently issued a staff report on digital “dark patterns,” sophisticated design practices that can trick or manipulate consumers into buying products or services or giving up their private information, that, among other things, highlighted marketing and disclosure practices by some financial technology companies that the Federal Trade Commission claimed were deceptive because of their use of dark patterns. Based upon prior enforcement actions, staff reports, and statements by Federal Trade Commission officials, we believe this scrutiny of financial technology company marketing and disclosure practices will continue for the foreseeable future. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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

Index
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

Antidiscrimination statutes, such as FHA and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). Further, the CFPB has issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act.

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

Index
Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

The deposits of our Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation—Deposit Insurance.” In October 2022, the FDIC issued a final rule to increase the initial base deposit insurance assessment rate by two basis points for all insured depository institutions beginning in 2023. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

A significant portion of our loan origination is conducted through our Strategic Programs. Approximately $61.7 million, or 68.7% of our total revenues for the year ended December 31, 2022, were generated through our Strategic Programs. Our agreements with service providers to the Strategic Programs are non-exclusive and do not prohibit the service providers from working with our competitors upon payment of a fee or from offering competing services. In addition, the Strategic Program service providers may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume and revenue. Although we have taken steps to secure relationships with our Strategic Program service providers and key third-party relationships, we could in the future have disagreements or disputes with our Strategic Program service providers, which could negatively impact or threaten our relationship.

Furthermore, our agreements with third parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank’s operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement.

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

Index
Recognizing the growth in online marketplaces, in July 2015 the Treasury issued a request for information to study the marketplace lending industry, which led to the release of a Treasury white paper on May 10, 2016, on the online marketplace lending industry. The white paper included several recommendations to the federal government and private sector participants in order to encourage safe growth and access to credit. In April 2022, the CFPB announced that it intends to examine nonbank financial companies, which may include some of our Strategic Program service providers, that pose risks to consumers and in June 2022, the Deputy Director of the CFPB indicated that relationships between banks and nonbank lenders will be an area of increased regulatory focus for the agency in the near future. Subsequently, in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. The Office of the Comptroller of the Currency (the “OCC”), the prudential regulator for national banks, recently announced that it will be prioritizing the review of third-party relationships between banks and financial technology companies, which may include some of our Strategic Program service providers, as part of the agency’s bank supervisory priorities for the upcoming calendar year. Moreover, the CFPB has issued several interpretive statements and guidance documents that could impact certain practices of our Strategic Programs including a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations of marketplace lenders going forward.

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

The interest rates that are charged to borrowers and that form the basis of payments to investors through marketplaces are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. Certain states have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by the Bank through certain Strategic Programs. If the laws of such jurisdictions were found to apply to the loans originated by the Bank through a marketplace, those loans could be in violation of such laws or it could impact the ability to sell such loans to investors. Approximately $28.4 million, or 31.6% of our total revenues for the year ended December 31, 2022, were generated from Strategic Programs with annual interest rates above 36%.

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

On May 25, 2020, the OCC issued a final rule reaffirming the enforceability of the interest rate terms of national banks’ loans following their sale, assignment, or transfer. The FDIC followed suit with a final rule on June 25, 2020, that similarly reaffirmed the enforceability of the interest rate terms of loans made by state-chartered banks and insured branches of foreign banks (collectively, state banks) following the sale, assignment, or transfer of a loan. The rules also provide that whether interest on a loan is permissible is determined at the time the loan is made, and is not affected by a change in state law, a change in the relevant commercial paper rate, or the sale, assignment, or other transfer of the loan. These rules have been challenged by state attorneys general. On May 11, 2021, the U.S. Senate voted 52-47 to repeal the “true lender” rule adopted by the OCC. On June 24, 2021, the U.S. Senate resolution was passed by the U.S. House of Representatives by a vote of 218 to 208. On June 30, 2021, President Biden signed a joint resolution to revoke the OCC’s true lender rule. Repeal of the OCC rule is expected to create uncertainty regarding whether state or federal laws apply to the Bank’s loans originated in the marketplace with the assistance of our Strategic Program service providers.

Several states have also adopted legislation that impacts our Strategic Programs. In 2021, Illinois and Maine enacted laws that regulate any person who holds, acquires, or maintains, directly or indirectly, the predominant economic interest in a loan originated by an otherwise-exempt entity like a bank. Effective January 1, 2022, Hawaii instituted a new licensing requirement for “installment lenders”, which is defined to capture loans offered under a bank partnership model (i.e., it applies to a person “who arranges a consumer loan for a third party, or who acts as an agent for a third party, regardless of whether the third party is exempt from licensure.” H.B. 1192 (2021)). These laws also apply to any person or entity who markets, brokers, arranges, or facilitates a loan and holds the right, requirement, or first right of refusal to purchase loans, receivables, or interests in the loans. These licensing schemes, which may apply to our Strategic Programs, also impose interest-rate caps that are lower than the interest rates permitted under Utah law. These and other matters could potentially impact a Strategic Program’s business, including the maximum interest rates and fees that can be charged and application of certain consumer protection statutes. In addition, these matters could subject us to increased litigation risk, which could have a material and adverse impact on our reputation and business. We continue to assess the impact of these final rules on our business and our Strategic Programs.

Fraudulent activity associated with a Strategic Program service provider could negatively impact operating results, brand and reputation and cause the use of a Strategic Program’s loan products and services to decrease and its fraud losses to increase.

Our Strategic Program service providers are subject to the risk of fraudulent activity associated with the handling of borrower and investor information by its marketplace, issuing banks, borrowers, investors and third parties. A company’s resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact a company’s operating results, brand and reputation and lead it to take steps to reduce fraud risk, which could increase its costs and consequently, adversely affect our business, financial condition and results of operations.

Index
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

Index
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

Index
Our executive management and board of directors have significant control over our business.

As of December 31, 2022, our directors and executive officers beneficially owned an aggregate of 2,758,242 shares, or approximately 21.5% of our issued and outstanding common stock. Consequently, our executive management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.235 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if we become a “large accelerated filer,” in which case we would no longer be an emerging growth company as of the following December 31.

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

Index
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

Index
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common stock has been publicly traded since November 19, 2021 and is currently traded on the Nasdaq Global Market under the Symbol “FINW.”

Holders
There were approximately 141 shareholders of record of the Company’s common stock as of December 31, 2022. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

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

Index
Recent Sales of Unregistered Securities and Issuer Repurchases of Common Stock

There were no unregistered sales of the Company’s stock during the fourth quarter of 2022.

During the three months ended December 31, 2022, we repurchased 100,000 shares of our common stock for $0.9 million (average per share purchase price of $9.19) pursuant to our common stock repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	—	—	624,241
November 1, 2022 - November 30, 2022	57,882	$9.34	57,882	566,359
December 1, 2022 - December 31, 2022	42,118	$8.99	42,118	524,241
Total	100,000	$9.19	100,000	524,241

(1)
On August 18, 2022, the Company announced that the Board has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024 but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares.

Index
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Restricted Stock Awards	Weighted-Average Exercise Price of Outstanding Options or Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
FinWise Bancorp 2016 Stock Option Plan	132,018	$5.23	894
FinWise Bancorp 2019 Stock Option Plan	498,693	5.20	621,472
Equity compensation plans not approved by security holders (1)	250,914	5.43	NA
Total	881,625		622,366

(1)
Reflects (a) a grant to Kent Landvatter of 40,914 non-qualified stock options, (b) a grant to Javvis Jacobson of 60,000 non-qualified stock options, (c) a grant to James Noone of 60,000 non-qualified stock options, (d) grants to Howard Reynolds of an aggregate of 18,000 non-qualified stock options, (e) grants to Gerald E. Cunningham of an aggregate of 18,000 non-qualified stock options, (f) grants to Thomas E. Gibson of an aggregate of 18,000 non-qualified stock options, (g) grants to James N. Giordano of an aggregate of 18,000 non-qualified stock options, (h) grants to Jeana Hutchings of an aggregate of 9,000 non-qualified stock options and (i) grants to Lisa Ann Nievaard of an aggregate of 9,000 non-qualified stock options.

Item 6.	[RESERVED]

Index
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information included elsewhere in this Report.

Executive Summary

Net income for the year ended December 31, 2022, decreased $6.5 million to $25.1 million when compared to the prior year due primarily to an increase in the provision for loan losses of $5.5 million as a result of increased charge off rates in our Strategic Programs loan portfolio and an aggregate increase of $9.2 million for all categories of non-interest expenses as the Company continues to build its operating infrastructure by adding staff in our information technology and security division to support enhancements in the infrastructure as well as an increase in contractual bonuses paid relating to the expansion of our Strategic Programs in the first half of 2022. Partially offsetting these expense increases were increases in non-interest income of $5.6 million, mainly due to increases in our Strategic Program fees and gain on the sale of loans, net, as well as an increase in net interest income of $2.9 million due primarily to increased interest rates and loan volumes.

The net interest margin was 14.04% for the year ended December 31, 2022, compared to 15.10% for the prior year. The decline in net interest margin was due primarily to a $44.7 million increase in the average balances of interest earning assets along with lower average yields related to the loans held for sale portfolio.

Total assets increased by $20.6 million to $400.8 million as of December 31, 2022 compared to the prior year. This increase was primarily attributable to a $26.1 million increase in net loans receivable, a $14.8 million increase in cash and cash equivalents, a $5.0 million increase in operating lease assets, and a $6.2 million increase in net premises and equipment partially offset by a $37.2 million decrease in Strategic Program loans held-for-sale.

Originations of Strategic Program loans held-for-sale increased by $638.9 million to $7.0 billion the year ended December 31, 2022 compared to the prior year due mainly to the continued maturation of multiple platforms.

Results of Operations

Net Income

The following table sets forth the principal components of net income for the periods indicated.

	For the Years Ended December 31,
($ in thousands)	2022	2021
Interest income	$52,329	$49,243
Interest expense	(1,434)	(1,265)
Provision for loan losses	(13,519)	(8,039)
Non-interest income	37,411	31,844
Non-interest expense	(38,756)	(29,511)
Provision for income taxes	(10,916)	(10,689)
Net income	25,115	31,583

Index
Net income for the year ended December 31, 2022 was $25.1 million, a decrease of $6.5 million, or 20.5%, from net income of $31.6 million for the year ended December 31, 2021. The decrease was primarily due to an increase of $5.5 million, or 68.2%, in the provision for loan losses primarily due to increased charge offs in our Strategic Programs loan portfolio and an aggregate increase of $9.2 million for all categories on non-interest expenses, or 31.3%, as the Company continues to build on its infrastructure and Strategic Programs. Partially offsetting these expense increases were increases in non-interest income of $5.6 million, or 17.5%, mainly due to increases in our Strategic Program fees and gain on the sale of loans, net, as well as an increase in net interest income of $2.9 million, or 6.1%, due primarily to increased interest rates and loan volumes.

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

For the year ended December 31, 2022, our net interest income increased $2.9 million, or 6.1% to $50.9 million, compared to the year ended December 31, 2021. This increase was primarily due to increases in both the yield and volume of our loans held for investment portfolio as well as rate increases on our interest-bearing deposits. Interest income grew $3.1 million to $52.3 million for the year ended December 31, 2022 compared to the prior year, primarily attributable to the growth in the average balance of our loans held for investment portfolio of $10.4 million or 5.2%, as well as a 5.9% increase in yield, to 14.19% from 13.40%, due primarily to interest rate increases in the indices on which our variable rate loans are priced for the two periods. Interest income generated by interest-bearing deposits increased $1.1 million to $1.2 million for the year ended December 31, 2022 compared to the prior year, due mainly to the 147 basis points increase in interest yields. Partially offsetting these increases in interest income was a $1.2 million decrease in interest earned on loans held-for-sale to $21.2 million for the year ended December 31, 2022 compared to the prior year due to a 542 basis points decrease in the average yield which was partially offset by volume increases in that portfolio.

The net interest margin decreased 106 basis points from 15.10% for the year ended December 31, 2021 to 14.04% for the year ended December 31, 2022. The decrease in net interest margin was primarily attributable to a 14.4% decline in average yield on our loans held for sale, to 32.31% for the year ended December 31, 2022 compared to 37.73% for the prior year due primarily to decreases in higher yielding loans average balances for the year ended December 31, 2022. Also contributing to the net interest margin decrease was a 215 basis points increase in the average rate paid on our demand account balances primarily due to higher interest rates for the new HSA deposits from Lively, Inc., a technology focused Health Savings Account provider.

Index
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily averages.

	Years Ended December 31,
	2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non
U.S. central banks and other banks	$74,920	$1,180	1.58%	$55,960	$61	0.11%
Investment securities	12,491	208	1.67%	3,298	47	1.43%
Loans held for sale	65,737	21,237	32.31%	59,524	22,461	37.73%
Loans held for investment	209,352	29,704	14.19%	198,992	26,674	13.40%
Total interest earning assets	362,500	52,329	14.44%	317,774	49,243	15.50%
Less: ALL	(10,816)			(7,548)
Non-interest earning assets	30,141			17,002
Total assets	$381,825			$327,228
Interest bearing liabilities:
Demand	$17,564	$531	3.02%	$6,060	$53	0.87%
Savings	7,310	7	0.10%	7,897	10	0.13%
Money market accounts	26,054	116	0.45%	21,964	75	0.34%
Certificates of deposit	71,661	778	1.09%	72,311	1,000	1.38%
Total deposits	122,589	1,432	1.17%	108,232	1,138	1.05%
Other borrowings	566	2	0.35%	36,363	127	0.35%
Total interest bearing liabilities	123,155	1,434	1.16%	144,595	1,265	0.87%
Non-interest bearing deposits	114,174			107,481
Non-interest bearing liabilities	15,781			11,392
Shareholders’ equity	128,715			63,760
Total liabilities and shareholders’ equity	$381,825			$327,228
Net interest income and interest rate spread		$50,895	13.28%		$47,978	14.63%
Net interest margin			14.04%			15.10%
Ratio of average interest-earning assets to average interest- bearing liabilities			294.34%			219.77%

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

	Years Ended December 31,
	2022			2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$1,092	$27	$1,119	$(219)	$79	$(140)
Investment securities	9	152	161	(6)	19	13
Loans held-for-sale	(4,460)	3,236	(1,224)	(1,990)	13,891	11,901
Loans held for investment	1,603	1,427	3,030	6,735	1,228	7,963
Total interest income	(1,756)	4,842	3,086	4,520	15,217	19,737
Interest expense:
Demand	270	208	478	15	(24)	(9)
Savings	(2)	(1)	(3)	(13)	7	(6)
Money market accounts	25	16	41	(113)	84	(29)
Certificates of deposit	(213)	(9)	(222)	(992)	591	(401)
Other borrowings	—	(125)	(125)	(2)	(44)	(46)
Total interest bearing liabilities	80	89	169	(1,105)	614	(491)
Net interest income	$(1,836)	$4,753	$2,917	$5,625	$14,603	$20,228

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

Our provision for loan losses was $13.5 million and $8.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $5.5 million for the year ended December 31, 2022 compared to the prior year was primarily due to an increase in charge offs related to our Strategic Program loans portfolio.

Noninterest Income

The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, net, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous fees.

Index
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Noninterest income:
Strategic Program fees	$22,467	$17,959	$4,508	25.1%
Gain on sale of loans, net	13,550	9,689	3,861	39.8%
SBA loan servicing fees	1,603	1,156	447	38.7%
Change in fair value on investment in BFG	(478)	2,991	(3,469)	(116.0%)
Other miscellaneous income	269	49	220	449.0%
Total noninterest income	$37,411	$31,844	$5,567	17.5%

For the year ended December 31, 2022, total noninterest income increased $5.6 million, or 17.5%, to $37.4 million compared to the year ended December 31, 2021. This increase was primarily due to the increases in Strategic Program fees and gain on sale of loans, net, and was partially offset by a negative change in fair value on investment in BFG. The increase in Strategic Program fees was primarily due to the increase in loan origination volume in our Strategic Programs. Strategic Program fees were also positively impacted by the continued maturation of multiple platforms during the year ended December 31, 2022. The increase in gain on sale of loans, net was primarily due to an increase in the number of SBA 7(a) loans sold and the establishment of a new Loan Trailing Fee Asset during the year ended December 31, 2022. The decrease in fair value on investment in BFG for the year ended December 31, 2022, was primarily due to a softening in the values of its peer companies under the Guideline Public Company valuation method during the same period.

Noninterest Expense

Noninterest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven banking operation with significant capacity for growth.

The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Years Ended December 31,		Change
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$24,489	$21,744	$2,745	12.6%
Professional services	5,454	1,670	3,784	226.6%
Occupancy and equipment expenses	2,204	882	1,322	149.9%
Impairment of SBA servicing asset	1,728	800	928	116.0%
Other operating expenses	4,881	4,415	466	10.6%
Total noninterest expense	$38,756	$29,511	$9,245	31.3%

For the year ended December 31, 2022, total noninterest expense increased $9.2 million, or 31.3%, to $38.8 million compared to the year ended December 31, 2021. For the year ended December 31, 2022, professional services increased $3.8 million to $5.5 million compared to the prior year due primarily to increased costs relating to services provided in connection with our Strategic Programs and legal expenses mainly related to our public filings. Salaries and employee benefits increased $2.7 million to $24.5 million compared to the prior year due primarily to an increase in the number of our employees as we continue to increase staffing in connection with our growth plan. The $0.9 million increase to $1.7 million in the impairment of the SBA servicing asset compared to the prior year was due primarily to a softening of the secondary market for SBA 7(a) loans.

Index
Financial Condition

The following table summarizes selected components of the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

	As of December 31,		Change
($ in thousands)	2022	2021	$	%

Total assets	$400,780	$380,214	$20,566	5.4%
Investment securities held to maturity, at cost	14,292	11,423	2,869	25.1%
Loans receivable, net	224,217	198,102	26,115	13.2%
Deposits	242,998	251,892	(8,894)	(3.5%)
PPP Liquidity Facility	314	1,050	(736)	(70.1%)
Total shareholders' equity	140,459	115,442	25,017	21.7%
Total equity to total assets	34.9%	30.4%		15.0%
Weighted average shares outstanding, basic	12,740,933	10,169,005		25.3%
Weighted average shares outstanding, diluted	13,218,403	10,818,984		22.2%

Total assets at December 31, 2022 were $400.8 million, an increase of $20.6 million from December 31, 2021. The increase in total assets was due primarily to increases in our loans receivable, net, of $26.1 million, cash and due from banks of $14.8 million, operating lease right-of-use asset of $5.0 million, and growth of $6.2 million in premises and equipment primarily due to the buildout of the corporate office. These increases were partially offset by a decline in the Strategic Programs loans held-for-sale of $37.2 million.

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

SBA 7(a) Loans

We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of December 31, 2022 and 2021, we had total SBA 7(a) loans of $145.2 million and $142.4 million, respectively, representing 55.8% and 53.6% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program.

Index
Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans.

Commercial, non-real estate

Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of December 31, 2022, and December 31, 2021, we had total commercial non-real estate loans of $11.5 million and $3.4 million, respectively, representing 4.4% and 1.3% of our total loans, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans or leases made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans and leases on our balance sheet for investment.

Residential real estate

Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of December 31, 2022 and December 31, 2021, we had total residential real estate loans of $37.8 million and $27.1 million, respectively, representing 14.5% and 10.2% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.

Strategic Program loans

We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of December 31, 2022, and December 31, 2021, we had total Strategic Program loans of $47.8 million and $85.9 million, respectively, representing 18.4% and 32.3% of our total loans. Fluctuations in the balances of the Strategic Program loans we retain on our books are influenced by management’s current assessments regarding risk management as well as macroeconomic factors. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Index
Commercial real estate

Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of December 31, 2022, and December 31, 2021, we had total commercial real estate loans of $12.1 million and $2.4 million, respectively, representing 4.7% and 0.9% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer

Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of December 31, 2022, and December 31, 2021, we had total consumer loans of $5.8 million, and $4.6 million, respectively, representing 2.2% and 1.7% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

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

Index
The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of December 31,
	2022		2021
	Amount	% of total loans	Amount	% of total loans
SBA	$145,172	55.8%	$142,392	53.6%
Commercial, non real estate	11,484	4.4%	3,428	1.3%
Residential real estate	37,815	14.5%	27,108	10.2%
Strategic Program loans	47,848	18.4%	85,850	32.3%
Commercial real estate	12,063	4.7%	2,436	0.9%
Consumer	5,808	2.2%	4,574	1.7%
Total	$260,190	100.0%	$265,788	100.0%

Loan Maturity and Sensitivity to Changes in Interest Rates

As of December 31, 2022, $131.4 million, or 55.5%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $105.2 million as of December 31, 2022. The variable rate portion of our total held for investment loan portfolio at December 31, 2022 was $184.3 million, or 77.9%.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2022:

At December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA	$272	1.00%	$354	1.00%	$—	—%
Commercial, non-real estate	2,683	4.97%	8,395	4.96%	394	4.79%
Residential real estate	3,924	5.40%	3,590	5.50%	61	4.27%
Strategic Program loans	16,589	113.89%	7,669	51.27%	1	24.56%
Commercial real estate	1,689	5.39%	1,102	5.80%	29	3.87%
Consumer	1,838	7.57%	3,597	7.80%	62	10.31%

Variable rate loans:
SBA	9,335	8.53%	36,741	8.53%	61,545	8.38%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	29,242	8.08%	550	9.28%	445	9.23%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	957	8.72%	2,525	8.32%	3,909	8.27%
Consumer	82	4.56%	229	1.38%	—	—%
Total	$66,611	34.10%	$64,752	12.81%	$66,446	8.36%

Index
At December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA	$—	—%	$626	1.00%
Commercial, non-real estate	12	3.78%	11,484	4.96%
Residential real estate	3	4.43%	7,578	5.44%
Strategic Program loans	—	—%	24,259	94.10%
Commercial real estate	8	3.50%	2,828	5.53%
Consumer	—	—%	5,497	7.75%

Variable rate loans:
SBA	36,925	8.20%	144,546	8.38%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	30,237	8.12%
Strategic Program loans	—	—%	—	—%
Commercial real estate	1,844	8.15%	9,235	8.31%
Consumer	—	—%	311	2.22%
Total	$38,792	8.20%	$236,601	16.80%

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

The Company had no nonperforming assets and $0.1 million in troubled debt restructurings at December 31, 2022. Total nonperforming assets at December 31, 2021 comprised $0.7 million in nonaccrual loans and $0.1 million of troubled debt restructurings.

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

We are proactive in our approach to identifying and resolving problem loans and are focused on working with the borrowers and guarantors of problem loans to provide loan modifications when warranted. When considering how to best diversify our loan portfolio, we consider several factors including our aggregate and product-line specific concentration risks, our business line expertise, and the ability of our infrastructure to appropriately support the product. While certain product lines generate higher net charge-offs, our exposure is carefully monitored and mitigated by our concentration policies and reserved for by the loan loss allowance we maintain. Specifically, retention of certain Strategic Program loans with higher default rates accounts for a disproportionate amount of our charge-offs. In addition to our oversight of the credit policies and processes associated with these programs, we limit within our concentration policies the aggregate exposure of these loans as a percentage of the total loan portfolio, carefully monitor certain vintage loss-indicative factors such as first payment default and marketing channels, and appropriately provision for these balances so that the cumulative charge-off rates remain consistent with management expectations. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and our management’s degree of success in resolving problem assets, we believe our proactive stance to early identification and intervention is the key to successfully managing our loan portfolio.

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

Index
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

Allowance for Loan Losses

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

The following table shows the allocation of the ALL among loan categories, the ratio of the ALL to nonperforming loan balances and certain other information as of the dates indicated.

Index
	As of December 31,
	2022			2021
($ in thousands)	ALL to Total Loans	Nonaccrual to Total Loans	ALL to Nonaccrual Loans	ALL to Total Loans	Nonaccrual to Total Loans	ALL to Nonaccrual loans

SBA	3.0%	—%	—%	1.9%	0.5%	401.6%
Commercial, non-real estate	3.5%	—%	—%	3.9%	—%	—%
Residential real estate	1.3%	—%	—%	1.3%	—%	—%
Strategic program loans(1)	14.0%	—%	—%	7.6%	—%	—%
Commercial real estate	0.2%	—%	—%	0.9%	—%	—%
Consumer	1.1%	—%	—%	1.4%	—%	—%
Total	4.6%	—%	—%	3.7%	0.3%	1,445.1%

(1) The held for sale balance on Strategic Program loans as of December 31, 2022 and 2021 were $23.6 million and $60.7 million.

The following table reflects the ratio of net charge-offs to average loans outstanding by loan category, as of the dates indicated.
	Years Ended December 31,
	2022			2021
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans

SBA	$326	$132,199	0.2%	$109	$149,285	0.1%
Commercial, non-real estate	(2)	7,562	0.0%	(40)	3,945	(1.0%)
Residential real estate	—	27,937	—%	—	23,171	—%
Strategic program loans(1)	11,063	93,115	11.9%	4,311	75,171	5.7%
Commercial real estate	—	8,912	—%	—	2,082	—%
Consumer	2	5,364	0.0%	3	4,862	0.1%
Total	$11,389	$275,089	4.1%	$4,383	$258,516	1.7%

(1) The average held for sale balance on Strategic Program loans for the years ended December 31, 2022 and 2021 were $65.7 million and $59.5 million.

The ALL was $12.0 million at December 31, 2022 compared to $9.9 million at December 31, 2021, an increase of $2.1 million, or 21.6%. The increase was primarily due to increased unguaranteed SBA loans and increased retention of Strategic Program loans with higher loss reserving characteristics.

	December 31, 2022
($ in thousands)	Amount	% of Total Allowance
SBA	$4,294	35.8%
Commercial, non real estate	401	3.4%
Residential real estate	497	4.2%
Strategic Program loans	6,701	55.9%
Commercial real estate	27	0.2%
Consumer	65	0.5%
Total	$11,985	100.0%

Index
	December 31, 2021
($ in thousands)	Amount	% of Total Allowance
SBA	$2,739	27.8%
Commercial, non real estate	132	1.3%
Residential real estate	352	3.6%
Strategic Program loans	6,549	66.5%
Commercial real estate	21	0.2%
Consumer	62	0.6%
Total	$9,855	100.0%

Interest-Bearing Deposits in Other Banks

Our interest-bearing deposits in other banks increased to $100.2 million at December 31, 2022 from $85.3 million at December 31, 2021, an increase of $14.8 million, or 17.4%. This increase was primarily due to the decrease in our loans held-for-sale balances of $37.2 million. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

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

The following tables summarize the contractual maturities and weighted average yields of investment securities at December 31, 2022, and the amortized cost of those securities as of the indicated dates.

	At December 31, 2022
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$3,388	3.0%	$10,904	3.4%	$14,292

Index
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.

There were no calls, sales or maturities of securities during the years ended December 31, 2022, and December 31, 2021.

At December 31, 2022, there were 18 securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities. Seventeen of these securities were in an unrealized loss position as of December 31, 2022. At December 31, 2021, there were 13 securities, consisting of five collateralized mortgage obligations and eight mortgage-backed securities. Nine of these securities were in an unrealized loss position as of December 31, 2021.

Total Liabilities

Total liabilities at December 31, 2022, saw a decrease from its December 31, 2021, balance primarily due to a decrease in total deposits and was offset by an $7.0 million increase associated with operating lease liabilities.

Deposits

Deposits are the major source of funding for the Company. We offer a variety of deposit products including interest and noninterest bearing demand accounts, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through access to national Institutional and brokered deposit sources. We also generate deposits in relation to our Strategic Programs in the form of reserve accounts as discussed above. These deposits add an element of flexibility in that they tend to increase or decrease in relation to the size of our Strategic Program loan portfolio. In addition to the reserve account, some Strategic Program loan originators maintain operating deposit accounts with us.

The following tables present the end of period balances as well as the average balances for the deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	For the Years Ended December 31,
	2022		2021
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$78,817	32.5%	$110,548	43.9%
Interest-bearing deposits:
Demand	50,746	20.8%	5,399	2.1%
Savings	8,289	3.4%	6,685	2.7%
Money markets	10,882	4.5%	31,076	12.3%
Time certificates of deposit	94,264	38.8%	98,184	39.0%
Total period end deposits	$242,998	100.0%	$251,892	100.0%

Index
	Years Ended
	December 31, 2022			December 31, 2021
($ in thousands)	Total	Weighted average rate paid	Percent of total	Total	Weighted average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$114,174	0.00%	48.2%	$107,481	0.00%	49.8%
Interest-bearing deposits:
Demand	17,564	3.02%	7.4%	6,060	0.87%	2.8%
Savings	7,310	0.10%	3.1%	7,897	0.13%	3.7%
Money market	26,054	0.45%	11.0%	21,965	0.34%	10.2%
Time certificates of deposit	71,661	1.09%	30.3%	72,311	1.38%	33.5%
Total average deposits	$236,763	0.60%	100.0%	$215,713	0.53%	100.0%

Our deposits decreased by $8.9 million to $243.0 million at December 31, 2022, from $251.9 million at December 31, 2021, or 3.5%. This decrease was primarily due to decreases in our noninterest-bearing demand deposits and money markets account balances.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $108.4 million and $163.7 million for the years ended December 31, 2022, and 2021, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at December 31, 2022 is as follows:

($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$—	$65	$37	$1,627	$1,729

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

Index
Our primary source of funds to originate new loans is derived from deposits. Deposits are comprised of core and noncore deposits. We use brokered deposits and a rate listing service to advertise rates to banks, credit unions, and other institutional entities. We designate deposits obtained from this source as Institutional Deposits. To attract deposits from local and nationwide consumer and commercial markets, we historically paid rates at the higher end of the market, which we have been able to pay due to our high margin and technology-oriented business model. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources.

We regularly evaluate new, core deposit products. We intend to have various term offerings to match our funding needs. With no current plans to expand our brick-and-mortar branch network, online and mobile banking offers a means to meet customer needs and better efficiency through technology compared to traditional branch networks. We believe that the rise of mobile and online banking provides us the opportunity to further leverage the technological competency we have demonstrated in recent years.

We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest-bearing deposits, were 25.1% of total assets at December 31, 2022.

We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At December 31, 2022, we had the ability to access $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds. We also maintain a $2.6 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on the unsecured or secured lines of credit as of December 31, 2022. In long term borrowings, we had $0.6 million outstanding at December 31, 2022 related to the PPPLF. The PPPLF is secured by pledged PPP loans.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2022, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $100.6 million of which $0.3 million is above the FDIC insurance limit and uninsured. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Capital Resources

Shareholders’ equity increased $25.0 million to $140.5 million at December 31, 2022 compared to $115.4 million at December 31, 2021. The increase in shareholders’ equity was primarily attributable to net income recognized for the year ended December 31, 2022.

We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 34.9% and 30.4% at December 31, 2022 and 2021, respectively.

Index
Our return on average equity was 19.6% and 39.2% for the years ended December 31, 2022 and 2021, respectively. Our return on average assets was 6.4% and 9.1% for the years ended December 31, 2022 and 2021, respectively.

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

Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these new capital requirements, as temporarily amended by Section 4012 of the CARES Act, the Bank must maintain a leverage ratio greater than 9.0% for 2022 and 8.5% for 2021.

As of December 31, 2022 and 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	December 31,
Capital Ratios	2022	2021	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	25.1%	17.7%	9.0	%(1)
(1) The Well-Capitalized Requirement for 2021 was 8.5%.

Index
Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2022.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$129,563	$129,563	$—	$—	$—
Time deposits	94,264	57,721	26,828	9,715	—
Long term borrowings(1)	314	—	314	—	—
Operating lease obligations	7,513	850	2,190	2,270	2,203
Total	$231,654	$188,134	$29,332	$11,985	$2,203

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

	As of December 31,
($ in thousands)	2022	2021
Revolving, open-end lines of credit	$1,683	$1,259
Commercial real estate	17,886	15,402
Other unused commitments	253	377
Total commitments	$19,822	$17,038

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

Index
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

Index
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Impairment is evaluated in total for smaller-balance loans of similar nature, such as Strategic Program loans, and on an individual loan basis for commercial real estate secured and SBA and commercial non-real estate and consumer loans. If a loan or pool of loans is impaired, a portion of the allowance is allocated so that the loan or pool of loans is reported, net of the present value of estimated future cash flows using the loan’s original effective rate or at the fair value of collateral less estimated costs to sell if repayment is expected solely from the collateral. Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. We considered the significance of payment delays on a case-by-case basis, taking into consideration all the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to principal and interest owed.

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

•
Expected Volatility. Prior to our initial public offering, the expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the awards, as we did not have any trading history to use the volatility of our own common shares. After the completion of our initial public offering, it is no longer necessary to utilize the volatility of comparable publicly traded companies as we now have historical trading volatility data on our own common shares.

Index
•	Risk-Free Interest Rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life.

•	Expected Dividend Yield. We have not paid dividends on our common shares nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

For the years ended December 31, 2022 and 2021, stock-based compensation expense was $0.8 million and $2.1 million, respectively. As of December 31, 2022, we had $0.5 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 1.8 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. During the years ended December 31, 2022 and 2021, the Company recognized de minimis interest and penalties.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

One of the financial measures included in this Report is not a measure of financial performance recognized by GAAP. This non-GAAP financial measure is “tangible book value per share.” Our management uses this non-GAAP financial measure in its analysis of our performance.

•
“Tangible book value per share” is defined as book value per share less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of each period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets as of any of the dates indicated. We have not considered loan servicing rights or loan trailing fee asset as intangible assets for purposes of this calculation. As a result, tangible book value per share is the same as book value per share as of each of the dates indicated.

We believe this non-GAAP financial measure provides useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measure has a number of limitations. As such, you should not view this measure as a substitute for results determined in accordance with GAAP, and such measure is not necessarily comparable to non-GAAP financial measures that other companies use.

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

Index

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
FinWise Bancorp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FinWise Bancorp and Subsidiaries (the “Company”), as of December 31, 2022 and 2021, the related consolidated statements of income, changes in shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, in 2022 the Company adopted new accounting guidance Accounting Standards Codification Topic 842, Leases. Our opinion is not modified with respect to this matter.

/s/ Moss Adams LLP

Spokane, Washington
March 30, 2023

We have served as the Company’s auditor since 2018.

Index
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents
Cash and due from banks	$386	$411
Interest-bearing deposits	100,181	85,343
Total cash and cash equivalents	100,567	85,754
Investment securities held-to-maturity, at cost	14,292	11,423
Investment in Federal Home Loan Bank (FHLB) stock, at cost	449	378
Strategic Program loans held-for-sale, at lower of cost or fair value	23,589	60,748
Loans receivable, net	224,217	198,102
Premises and equipment, net	9,478	3,285
Accrued interest receivable	1,818	1,548
Deferred taxes, net	1,167	1,823
SBA servicing asset, net	5,210	3,938
Investment in Business Funding Group (BFG), at fair value	4,800	5,900
Operating lease right-of-use (“ROU”) assets	5,041	—
Other assets	10,152	7,315
Total assets	$400,780	$380,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$78,817	$110,548
Interest-bearing	164,181	141,344
Total deposits	242,998	251,892
Accrued interest payable	54	48
Income taxes payable	1,077	233
PPP Liquidity Facility	314	1,050
Operating lease liabilities	7,020	—
Other liabilities	8,858	11,549
Total liabilities	260,321	264,772

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,831,345 and 12,772,010 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in-capital	54,614	54,836
Retained earnings	85,832	60,593
Total shareholders’ equity	140,459	115,442
Total liabilities and shareholders’ equity	$400,780	$380,214

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021
Interest income
Interest and fees on loans	$50,941	$49,135
Interest on securities	208	47
Other interest income	1,180	61
Total interest income	52,329	49,243

Interest expense
Interest on deposits	1,432	1,138
Interest on PPP Liquidity Facility	2	127
Total interest expense	1,434	1,265
Net interest income	50,895	47,978

Provision for loan losses	13,519	8,039
Net interest income after provision for loan losses	37,376	39,939

Non-interest income
Strategic Program fees	22,467	17,959
Gain on sale of loans, net	13,550	9,689
SBA loan servicing fees	1,603	1,156
Change in fair value on investment in BFG	(478)	2,991
Other miscellaneous income	269	49
Total non-interest income	37,411	31,844

Non-interest expense
Salaries and employee benefits	24,489	21,744
Professional services	5,454	1,670
Occupancy and equipment expenses	2,204	882
Impairment of SBA servicing asset	1,728	800
Other operating expenses	4,881	4,415
Total non-interest expense	38,756	29,511
Income before income tax expense	36,031	42,272

Provision for income taxes	10,916	10,689
Net income	$25,115	$31,583

Earnings per share, basic	$1.96	$3.44
Earnings per share, diluted	$1.87	$3.27

Weighted average shares outstanding, basic	12,729,898	8,669,724
Weighted average shares outstanding, diluted	13,357,022	9,108,163

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2020	8,660,334	$9	$16,853	$29,010	$45,872
Stock-based compensation expense	—	—	2,100	—	2,100
Issuance of common stock	4,025,000	4	35,572	—	35,576
Stock options exercised	86,676	—	311	—	311
Net income	—	—	—	31,583	31,583
Balance at December 31, 2021	12,772,010	$13	$54,836	$60,593	$115,442
Stock-based compensation expense	123,055	—	778	—	778
Stock options exercised	56,280	—	260	—	260
Repurchase of common stock	(120,000)	—	(1,260)	124	(1,136)
Net income	—	—	—	25,115	25,115
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$140,459

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$25,115	$31,583
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,107	1,038
Provision for loan losses	13,519	8,039
Noncash operating lease cost	2,339	—
Net amortization in securities discounts and premiums	28	25
Capitalized servicing assets	(4,087)	(3,048)
Capitalized loan trailing fee asset	(2,347)	—
Gain on sale of SBA loans, net	(13,550)	(9,689)
Originations of Strategic Program loans held-for-sale	(6,974,133)	(6,335,194)
Proceeds on Strategic Program loans held-for-sale	7,011,292	6,295,394
Change in fair value of BFG	478	(2,991)
Impairment of SBA servicing asset	1,728	800
Stock-based compensation expense	778	2,100
Deferred income tax benefit (expense)	656	(1,371)
Net changes in:
Accrued interest receivable	(270)	81
Accrued interest payable	6	(147)
Other assets	(299)	(1,669)
Operating lease liabilities	(360)	—
Other liabilities	(1,847)	5,817
Net cash provided by (used in) operating activities	61,153	(9,232)

Cash flows from investing activities:
Net increase (decrease) in loans receivable	(17,330)	41,622
Purchase of loan pools	(8,754)	(6,000)
Investments in FinWise Investments, LLC	(191)	(80)
Distributions from BFG	622	861
Purchase of bank premises and equipment	(7,213)	(2,334)
Proceeds from maturities and paydowns of securities held-to-maturity	1,954	678
Purchases of securities held-to-maturity	(4,851)	(10,317)
Purchase of FHLB stock	(71)	(173)
Net cash provided by (used in) investing activities	(35,834)	24,257

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,894)	87,416
Proceeds from initial public offering, net	—	35,576
Common stock repurchased	(1,136)	—
Proceeds from exercise of stock options	260	311
Proceeds from PPP Liquidity Facility	—	5,558
Repayment of PPP Liquidity Facility	(736)	(105,515)
Net cash provided by (used in) financing activities	(10,506)	23,346

Net change in cash and cash equivalents	14,813	38,371
Cash and cash equivalents, beginning of the period	85,754	47,383
Cash and cash equivalents, end of the period	$100,567	$85,754

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$9,360	$10,473
Interest	$1,428	$1,412

Supplemental disclosures of noncash activities:
Operating cash flows from operating leases	$1,928	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$7,380	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries FinWise Investments, LLC, and FinWise Bank, dba Utah Community Bank. Utah Community Bank was incorporated in the state of Utah on May 7, 1999. All West Bancorp was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of Utah Community Bank. As of March 4, 2016, Utah Community Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, All West Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investments, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.

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

Ongoing analysis of the Company’s loan portfolio is performed to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. As of December 31, 2022 and 2021, the Company analyzed its exposure to credit risks and concluded that no significant exposure exists from such concentrations of credit risks.

Index
Paycheck Protection Program – The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020, in relation to the COVID-19 pandemic and included guidance on loan modifications. Also included in the CARES Act was a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00%. PPP loans originated prior to June 5, 2020, have a term of two years, while PPP loans originated on or after June 5, 2020, have a term of five years. Payments are deferred for at least the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. During the year ended December 31, 2020, the Company originated PPP loans for a total principal amount of $126.6 million. As of December 31, 2022, PPP borrowers have applied for and received forgiveness from the SBA for $125.5 million of PPP loan principal and have made $0.5 million of principal payments leaving $0.6 million of PPP loan principal outstanding. The loan forgiveness resulted in an acceleration of deferred loan fees of $1.5 million for the year ended December 31, 2021. The loan payments resulted in a de minimis amount of deferred loan fees recognized in the year ended December 31, 2022.

Principles of consolidation – The consolidated financial statements include the accounts of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Investments, LLC and FinWise Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

Out-of-period adjustments – During the first quarter of 2022, the Company recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net, as an out-of-period adjustment. The adjustment was due to a deferred loan cost associated with the Company’s SBA 7(a) loans that was implemented in 2021. Upon the sales of the guaranteed portions of the SBA 7(a) loans, the acceleration of the deferred loan costs was improperly applied to interest income rather than reducing the balance sheet deferred costs asset and was compounded further by the continued amortization of the deferred cost asset over the life of the loans. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three months ended March 31, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.

During the third quarter of 2022, the Company identified an error in the calculation of the Company’s tax provision which understated income tax expense for previously reported financial statements. The error was related to an incorrect application of Section 162(m) of the Internal Revenue Code, which limits tax deductions relating to executive compensation of certain executives of publicly held companies. The Company recorded an out-of-period adjustment during the third quarter of 2022 to correct the previously understated income tax expense. The adjustment resulted in a decrease to after-tax income of $(0.9) million for the year ended December 31, 2022. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three months ended September 30, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.

During the fourth quarter of 2022, the Company established a new loan trailing fee asset which is included in “Other assets” on the Consolidated Balance Sheets of approximately $2.3 million and recognized $2.1 million in gain on sale of loans ($1.5 million net of tax) as an out-of-period adjustment of which $1.2 million ($0.9 million net of tax) would have been recorded in the first three quarters of 2022 with the remaining $0.9 million ($0.6 million net of tax) associated with years prior to 2022. Before this correction, the loan trailing fees had been recognized in revenue during the month payment was owed by the Strategic Program rather than as a gain to be recognized upon sale of the loan receivables. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three months ended December 31, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.

Index
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

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2022.

Investments

Investment securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company did not hold any available for sale securities at December 31, 2022 or 2021.

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

Index
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

Investment in Federal Home Loan Bank (“FHLB”) stock – FHLB stock are required investments based on the level of the Bank’s assets, capital and/or capital/surplus. FHLB stock is carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for this stock as it has no quoted market value, it is a required investment and it is expected to be redeemed at par value. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt. Cash dividends are reported as a component of Other miscellaneous income in the Consolidated Statements of Income.

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

Index
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

Index
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

Leases – The Company accounts for leases according to ASU 2016-02, Leases (Topic 842), and applies a right -of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company elected to not apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of twelve months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.

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

SBA servicing asset, net – Servicing assets are recognized as separate assets when servicing rights are acquired through sale of financial assets. For sales of SBA loans, or portions of SBA loans, with servicing retained, a portion of the cost of originating the loan is allocated to the servicing asset based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing assets to be amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying loans. The SBA servicing asset is carried at the lower of cost or market value.

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

Index
Revenue from contracts with customers – The Company applies the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Services that the Company reports as part of non-interest income are subject to ASC 606 and include fees from its deposit customers for transaction-based activities, account maintenance charges and overdraft services. Transaction-based fees, such as ACH and wire transfer fees, overdraft, return and stop payment charges, are recognized at the time such transactions are executed and the services have been fulfilled by the Company. The fees are typically withdrawn from the customer’s deposit account balance. The Company also receives fees from third-parties in its Strategic Programs for setting up systems and procedures to efficiently originate loans in a convenient, compliant and safe manner. Because the third-party simultaneously receives and benefits from the services, revenue is recognized evenly over the term of the loan program. Program Fees received in connection with the Company’s Strategic Programs are recorded at the time services are provided.

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

The table below summarizes the weighted average assumptions used in determining the Black-Scholes option pricing model for options granted during 2022 and 2021:

	2022	2021
Risk-free interest rate	3.10%	0.4% - 1.3%
Expected term in years	5.5 - 6.5	5.0 - 7.5
Expected volatility	45.8% - 46.7%	45.7% - 47.6%
Expected dividend yield	-	-

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

Index
Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024 but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company has repurchased 120,000 shares for approximately $1.1 million as of December 31, 2022 and retired them at cost.

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

Index
Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. However, the FASB issued an ASU to delay adoption to January 1, 2023 for smaller reporting companies with less than $250 million in public float as defined by the SEC’s rules. The Company adopted this ASU effective January 1, 2023 and will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings as of the date of adoption. In anticipation of the adoption of this ASC, the Company formed a team that worked on an implementation plan to adopt the amendment and included developing policies, procedures, and internal controls over the model. The Company continues to work with a software vendor to measure expected losses required by the amendment. Based on current model results, management estimates the adoption of this ASU will result in a combined increase to its Allowance for Credit Loss and Reserve for Unfunded Loan Commitments of 2% to 5%. The increase is primarily the result of an upward adjustment in the allowance allocated to the core portfolio as well as the retained partner portfolio and was offset by the lowering of qualitative factors. The increase will be recorded as an adjustment to equity as of the adoption date. Based on the credit quality of our held-to-maturity debt security portfolio, no allowance for credit losses is expected to be recorded at adoption on this portfolio.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  This ASU is effective on January 1, 2023, the same effective date as ASU 2016-13.  The effects that the adoption of this amendment will have on the Company’s consolidated financial statements is not deemed to be material.

Note 2 – Investments

Investment securities held-to-maturity, at cost

The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at December 31, 2022 and 2021, are summarized as follows:

	December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$14,292	$5	$(1,569)	$12,728

	December 31, 2021
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$11,423	$23	$(114)	$11,332

Index
The Company had seventeen securities in an unrealized loss position at December 31, 2022, nine in an unrealized loss at December 31, 2021.

	December 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,126	$(286)	$6,671	$(1,283)	$11,797	$(1,569)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,961	$(114)	$—	$—	$8,961	$(114)

The amortized cost and estimated market value of debt securities at December 31, 2022 and 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,388	3,202	1,541	1,548
Due after ten years	10,904	9,526	9,882	9,784
Total Securities held-to-maturity	$14,292	$12,728	$11,423	$11,332

At December 31, 2022, held-to-maturity securities in the amount of $12.4 million were pledged to the Federal Reserve Bank of San Francisco as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the years ended December 31, 2022 or 2021.

FHLB stock

The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 4.0% of outstanding FHLB advances. At December 31, 2022 and 2021, the Bank owned $0.4 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2022 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Index
Note 3 – Loans and Allowance for Loan Losses

Loans are summarized as follows according to major risk category as of December 31, 2022 and 2021:

	December 31,
	2022	2021
($ in thousands)
SBA	$145,172	$142,392
Commercial, non-real estate	11,484	3,428
Residential real estate	37,815	27,108
Strategic Program loans	47,848	85,850
Commercial real estate	12,063	2,436
Consumer	5,808	4,574
Total loans	$260,190	$265,788
Loans held-for-sale	(23,589)	(60,748)
Total loans held for investment	$236,601	$205,040
Deferred loan costs (fees), net	(399)	2,917
Allowance for loan losses	(11,985)	(9,855)
Net loans	$224,217	$198,102

Strategic Program Loans – In 2016, the Company began originating loans with various third-party loan origination platforms that use technology and other innovative systems to streamline the origination of unsecured consumer and secured or unsecured business loans to a wide array of borrowers within certain approved credit profiles. Loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. The Company generally earns monthly minimum program fees from these third parties. Based on the volume of loans originated by the Company related to each Strategic Program, an additional fee equal to a percentage of the loans generated under the Strategic Program may be collected. The program fee is included within non-interest income on the Consolidated Statements of Income.

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

Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at December 31, 2022 and 2021, was $16.6 million and $39.6 million, respectively.

Index
Strategic Program loans retained and held-for-sale as of December 31, 2022 and 2021, are summarized as follows:

	December 31,
	2022	2021
($ in thousands)
Retained Strategic Program loans	$24,259	$25,102
Strategic Program loans held-for-sale	23,589	60,748
Total Strategic Program loans	$47,848	$85,850

Changes in the ALL are summarized as follows:

December 31, 2022
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$2,739	$132	$352	$6,549	$21	$62	$9,855
Charge-offs	(392)	—	—	(11,948)	—	(66)	(12,406)
Recoveries	66	2	—	885	—	64	1,017
Provision for loan and lease losses	1,881	267	145	11,215	6	5	13,519
Balance at end of year	$4,294	$401	$497	$6,701	$27	$65	$11,985
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$4,294	$401	$497	$6,701	$27	$65	$11,985
Loans receivable	$145,172	$11,484	$37,815	$24,259	$12,063	$5,808	$236,601
Ending balance individually evaluated for impairment	450	—	—	—	—	—	450
Ending balance collectively evaluated for impairment	$144,722	$11,484	$37,815	$24,259	$12,063	$5,808	$236,151

Index
December 31, 2021
($ in thousands)	SBA	Commercial, Non-Real Estate	Residential Real Estate	Strategic Program Loans	Commercial Real Estate	Consumer	Total
Beginning balance	$920	$232	$855	$4,111	$19	$62	$6,199
Charge-offs	(154)	(63)	—	(4,684)	—	(4)	(4,905)
Recoveries	46	103	—	372	—	1	522
Provision (recapture) for loan and lease losses	1,927	(140)	(503)	6,750	2	3	8,039
Balance at end of year	$2,739	$132	$352	$6,549	$21	$62	$9,855
Ending balance individually evaluated for impairment	—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$2,739	$132	$352	$6,549	$21	$62	$9,855
Loans receivable	$142,392	$3,428	$27,108	$25,102	$2,436	$4,574	$205,040
Ending balance individually evaluated for impairment	972	—	—	—	—	—	972
Ending balance collectively evaluated for impairment	$141,420	$3,428	$27,108	$25,102	$2,436	$4,574	$204,068

The following tables summarize impaired loans as of December 31, 2022 and 2021:
December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$450	$450	$—	$711	$36
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$450	$450	$—	$711	$36

Index
December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$972	$972	$—	$945	$47
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	189	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$972	$972	$—	$1,134	$47

For the years ending December 31, 2022 and 2021, there were no impaired loans with an allowance recorded.

Nonaccrual and past due loans are summarized below as of December 31, 2022 and 2021:

December 31, 2022
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non-Accrual	Total

SBA	$144,803	$369	$—	$—	$369	$—	$145,172
Commercial, non-real estate	11,484	—	—	—	—	—	11,484
Residential real estate	37,387	428	—	—	428	—	37,815
Strategic Program loans	45,669	1,184	802	193	2,179	—	47,848
Commercial real estate	12,063	—	—	—	—	—	12,063
Consumer	5,776	32	—	—	32	—	5,808
Total	$257,182	$2,013	$802	$193	$3,008	$—	$260,190

December 31, 2021
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due & Still Accruing	Total Past Due	Non-Accrual	Total
SBA	$141,488	$247	$—	$—	$247	$657	$142,392
Commercial, non-real estate	3,428	—	—	—	—	—	3,428
Residential real estate	27,108	—	—	—	—	—	27,108
Strategic Program loans	84,065	1,041	690	54	1,785	—	85,850
Commercial real estate	2,436	—	—	—	—	—	2,436
Consumer	4,554	20	—	—	20	—	4,574
Total	$263,079	$1,308	$690	$54	$2,052	$657	$265,788

Index
The amount of interest income for the years ended December 31, 2022 and 2021, that was not recorded on nonaccrual loans was approximately $0.1 million and $0.1 million, respectively.

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

Outstanding loan balances categorized by these credit quality indicators are summarized as follows at December 31, 2022 and 2021:

December 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$144,149	$573	$450	$145,172
Commercial, non-real estate	11,484	—	—	11,484
Residential real estate	37,815	—	—	37,815
Commercial real estate	12,063	—	—	12,063
Consumer	5,808	—	—	5,808
Not Risk Graded
Strategic Program loans				47,848
Total at December 31, 2022	$211,319	$573	$450	$260,190

Index
December 31, 2021
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$139,985	$1,435	$972	$142,392
Commercial, non-real estate	3,382	46	—	3,428
Residential real estate	27,108	—	—	27,108
Commercial real estate	2,436	—	—	2,436
Consumer	4,574	—	—	4,574
Not Risk Graded
Strategic Program loans				85,850
Total at December 31, 2021	$177,485	$1,481	$972	$265,788

There were no loans modified as TDRs during the years ended December 31, 2022, and 2021. Loans classified as TDRs, consist of the following at December 31, 2022 and 2021:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2022
SBA	1	$94	$94

December 31, 2021
SBA	2	$106	$106

Non-Accrual
SBA	1	$25	$25

At December 31, 2022 and 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. There was one principal charge-off recorded related to TDRs during the year ended December 31, 2022 for $0.01 million. There were no principal charge-offs recorded related to TDRs during the year ended December 31, 2021.

During 2022, one restructured loan incurred a default within twelve months of the restructure date and was paid in full including interest during 2022. During 2021, one restructured loan incurred a default within twelve months of the restructure date and was paid in full including interest during 2021.

Index
COVID-Related Loan Deferments

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short -term modifications (for example, six months) made to a borrower affected by the COVID -19 pandemic does not need to be identified as a TDR if the loan was current at the time of modification. This relief applies to loan modifications executed between March 1, 2020 and January 1, 2022.  The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. None of these modifications were on deferment status as of  December 31, 2022 and 2021.

Note 4 – Premises and Equipment

Premises and equipment at December 31, 2022 and 2021, consist of the following:

	December 31,
	2022	2021
($ in thousands)
Leasehold improvements	$3,720	$80
Furniture, fixtures, and equipment (1)	6,501	2,219
Construction in progress	1,514	2,333
Total premises and equipment	$11,735	$4,632
Less accumulated depreciation	(2,257)	(1,347)
Premises and equipment, net	$9,478	$3,285

(1)
The Furniture, fixtures, and equipment include commercial operating leases of $2.8 million issued during the year ended 2022.  Net book value of the operating leases as of December 31, 2022 was $2.7 million.

Depreciation expense was approximately $1.0 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Rental income from operating leases for the years ended December 31, 2022 was $0.2 million.

Lease Liabilities

The Company leases its facilities under noncancelable operating leases. Rent expense for 2022 and 2021 was $1.1 million and $0.5 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Year Ended December 31, 2023	$850
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Thereafter	2,203
Total	$7,513
Less present value discount	(493)
Operating lease liabilities	$7,020

Index
The Company entered into one lease during the year ended December 31, 2022 to provide additional space while the Murray office construction was completed. ASC 842 allows for a short-term lease exception which the Company has chosen to apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities. Comparative periods and disclosures are not presented here due to adoption of ASC 842 on January 1, 2022.

Year Ended
December 31, 2022

Weighted-average remaining lease term – operating leases (in years)	6.7
Weighted-average discount rate – operating leases	1.9%

The components of lease expense were as follows (in thousands):
Year Ended December 31, 2022
(in thousands)
Operating leases
Operating lease cost	$1,044
Variable lease cost	16
Operating lease expense	1,060
Short-term lease rent expense	38
Net rent expense	$1,098

Index
Note 5 – Deposits

Major classes of deposits at December 31, 2022 and 2021, are as follows:
	December 31,
	2022	2021
($ in thousands)
Demand	$129,563	$115,947
Savings	8,289	6,685
Money markets	10,882	31,076
Time certificates of deposit	94,264	98,184
Total deposits	$242,998	$251,892

At December 31, 2022, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2023	$57,721
Year Ended December 31, 2024	17,514
Year Ended December 31, 2025	9,314
Year Ended December 31, 2026	8,160
Year Ended December 31, 2027	1,555
Thereafter	—
Total	94,264

Time deposits with balances equal or greater than $250,000 totaled $6.4 million and $3.7 million at December 31, 2022 and 2021, respectively.

Note 6 – SBA Servicing Asset

The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $318.6 million and $210.2 million at December 31, 2022 and 2021, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:
	For the Years Ended December 31,
($ in thousands)	2022	2021
Beginning balance	$3,938	$2,415
Additions to servicing asset	4,087	3,048
Impairment of SBA servicing asset	(1,728)	(800)
Amortization of servicing asset	(1,087)	(725)
Ending balance	$5,210	$3,938

The SBA servicing asset is carried at the lower or amortized cost or fair market value. The fair market value of the SBA servicing asset as of December 31, 2022 and 2021, was $5.2 million and $3.9 million, respectively. Fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights. The SBA servicing asset recognized an impairment in the years ending December 31, 2022 and 2021.

Index
The Company assumed a weighted average prepayment rate of 14.24%, weighted average term of 4.45 years, and a weighted average discount rate of 18.79% at December 31, 2022.

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

Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount		Ratio
December 31, 2022
Leverage ratio (CBLR election)	$91,674	25.1%	$32,898	*	9.0%
December 31, 2021
Leverage ratio (CBLR election)	$65,503	17.7%	$31,442	*	8.5%
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

Note 8 – Commitments and Contingent Liabilities

Federal Home Loan Bank Secured Line of Credit

As of December 31, 2022 and 2021, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $2.6 million and $4.1 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of December 31, 2022, no amounts were outstanding under the line of credit. Loans totaling $4.0 million and $5.4 million were pledged to secure the FHLB line of credit as of December 31, 2022 and 2021, respectively.

Lines of Credit

At December 31, 2022, we had the ability to access $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of $1.0 million. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We had no outstanding balances on the unsecured or secured lines of credit as of December 31, 2022.

Paycheck Protection Program Liquidity Facility

On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund PPP loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans.  The Bank pledged $1.0 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2021.  The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2022. The average outstanding borrowings were $36.4 million during the year ended December 31, 2021 and $0.6 million during the year ended December 31, 2022.

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

Index
At December 31, 2022 and 2021, financial instruments with off-balance-sheet risk were as follows:

	December 31,
($ in thousands)	2022	2021
Revolving, open-end lines of credit	$1,683	$1,259
Commercial real estate	17,886	15,402
Other unused commitments	253	377
	$19,822	$17,038

Note 9 – Investment in Business Funding Group, LLC

On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.

The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.6 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.

On March 31, 2020, the Company entered into an agreement with BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members. Additionally, the Company was granted an option to purchase all, but not less than all, of the interests in BFG from the remaining members for an earnings multiple between 10 times and 15 times net profit based on the fiscal year ended immediately prior to the exercise of the option. The option period begins on January 1, 2021 and expires on January 1, 2028. In consideration of granting the first right of refusal and the option, BFG members received 270,000 warrants in the aggregate. The warrants have an exercise price of $6.67 per share and the warrants expire on March 31, 2028. The warrants are free-standing equity instruments and, as a result, are classified within equity at the fair value on the issuance date. The fair value of the warrants was determined by our board of directors with input from management, relying in part upon valuation reports prepared by a third-party valuation firm using a Black-Scholes option pricing model adjusted for a lack of marketability since the Company’s stock was not publicly traded. The resulting fair value of the warrants was $0.19 per share.

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

Index
The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants as well as issuance of incentive stock options only to employees. The 2019 Plan originally authorized the issuance of 780,000 common shares but was later amended on April 19, 2022 to increase the number of shares of the Company’s common stock available for awards under the 2019 Plan by 500,000 shares to 1,280,000 shares. This amendment along with an amendment to change its name from the All West Bancorporation 2019 Stock Option Plan to the FinWise Bancorp 2019 Stock Option Plan was approved by the Company’s shareholders at the Company’s 2022 Annual Meeting of Shareholders on June 9, 2022. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At December 31, 2022, 621,472 shares are available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At December 31, 2022, 894 shares under 2016 Plan are available for future issuance.

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

Index
The following summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	638,664	$3.54	8.6	$653,991
Options granted	906,600	6.27	3.3
Options exercised	(86,676)	3.6		511,339
Options forfeited	(596,100)	6.42		1,460,581
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options granted	89,415	13.04	9.9
Options exercised	(56,280)	4.62		393,534
Options forfeited	(13,998)	4.40		124,874
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options vested and exercisable at December 31, 2022	600,396	$4.47	7.3	$2,878,478

The weighted average grant-date fair value of options per share granted was $6.26 and $1.55 during 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 were $0.39 million and $0.51 million, respectively. During 2022, the Company received proceeds of approximately $0.3 million from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

Restricted stock

The Company from time-to-time grants shares of restricted stock to key employees or directors. These awards typically hold service requirements over various vesting periods. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares.

Nonvested restricted stock for the years ended December 31, 2022 and 2021 is summarized in the following table.

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2020	621,666	$3.64
Vested	(621,666)	3.64
Unvested as of December 31, 2021	—	$—
Granted	123,055	$12.28
Unvested as of December 31, 2022	123,055	$12.28

The restricted stock vests as follows: 59,048 shares in 2023, 32,003 shares in 2024, and 32,004 shares in 2025.

Index
The aggregate fair value of restricted stock that vested was approximately $2.3 million for the year ended December 31, 2021, respectively. The aggregate fair value of restricted stock outstanding was approximately $5.4 million for the year ended December 31, 2022.

Stock-based compensation expense

The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Pre-tax
Stock options	$320	$934
Restricted shares	458	1,166
Total	$778	$2,100
After-tax
Stock options	$322	$778
Restricted shares	344	1,166
Total	$666	$1,944

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.5 million and $1.1 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.8 and 1.4 years.

Employee stock-based compensation expense is recorded within Salaries and employee benefits and was $0.8 million and $1.6 million for the years ending December 31, 2022 and 2021, respectively. Stock-based compensation for all others is recorded within Other operating expenses and was $0.0 million and $0.5 million for the years ending December 31, 2022 and 2021, respectively.

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

Index
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

SBA servicing asset: The fair value of servicing assets is based on, in part, third -party valuations that project estimated future cash inflows that include servicing fees and outflows that include market rates for costs of servicing. The present value of the future cash flows are calculated utilizing market-based discount rates. The market-based discount rates represent risk spreads based on secondary market transactions utilizing calculated prepayment curves. Because observable loan transactions are used to determine the risk spreads, the Company considers the measurement to be Level 2.

Index
Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of December 31, 2022 and December 31, 2021. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.8 million and $5.9 million as of December 31, 2022 and December 31, 2021, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Beginning balance	$5,900	$3,770
Distributions from BFG	(622)	(861)
Change in fair value of BFG	(478)	2,991
Ending balance	$4,800	$5,900

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

The table below presents the carrying amount and fair value of the Company’s financial instruments:

		December 31, 2022		December 31, 2021
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$100,567	$100,567	$85,754	$85,754
Investment securities held-to-maturity	2	14,292	12,728	11,423	11,332
Investment in FHLB stock	2	449	449	378	378
Loans held for investment	3	224,217	237,225	198,102	197,412
Loans held-for-sale	2	23,589	23,586	60,748	60,743
Accrued interest receivable	2	1,818	1,818	1,548	1,548
SBA servicing asset	2	5,210	5,210	3,938	3,938
Investment in BFG	3	4,800	4,800	5,900	5,900
Financial liabilities:
Total deposits	2	242,998	221,287	251,892	249,488
Accrued interest payable	2	54	54	48	48
PPP Liquidity Facility	2	314	314	1,050	1,050

Index
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Nonrecurring assets
Impaired loans	$450	$—	$—	$450
December 31, 2021
Nonrecurring assets
Impaired loans	$972	$—	$—	$972

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

Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets during the years ended December 31, 2022 and 2021, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$450	Market comparable	Adjustment to appraisal value	0.20%

December 31, 2021
Impaired loans	$972	Market comparable	Adjustment to appraisal value	0.50%

The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of December 31, 2022 and as of December 31, 2021 are shown in the following table:

	December 31, 2022	December 31, 2021
($ in thousands)	Range (Weighted Average)	Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	10.8%	16.6%
Expense growth rate	11.5%	16.3%
Discount rate	30.0%	25.0%

Guideline Public Company
Multiples of enterprise value	3.0x to 5.0x	4.0x to 6.0x

Index
Note 12 – Income Taxes

The components of income tax expense consist of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Current tax expense
Federal	$8,315	$9,589
State	1,945	2,471
Deferred tax expense (benefit)
Federal	553	(1,156)
State	103	(215)
Income tax expense	$10,916	$10,689

The components of net deferred income tax assets and liabilities on the balance sheet at December 31, 2022 and 2021, are as follows:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets
Operating lease liabilities	$1,749	$—
Allowance for loan losses	1,639	1,630
Accrued bonuses	61	72
Nonqualified stock options	124	156
Restricted stock	114	—
Other	290	250
Total deferred tax assets	3,977	2,108

Deferred tax liabilities
ROU asset	(1,256)	—
Intangibles	(3)	(3)
Net book value of fixed assets	(1,230)	(217)
Other	(321)	(65)
Total deferred tax liabilities	(2,810)	(285)
Net deferred tax asset	$1,167	$1,823

The income tax expense recorded differs from the expected income tax expense and the reconciliation of these differences is as follows at December 31, 2022 and 2021:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Federal income tax expense at statutory rates	$7,567	$8,877
Effect of permanent differences	811	50
State income tax expense, net	1,560	1,662
Other	978	100
Income tax expense	$10,916	$10,689

Index
The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022, and 2021, the Company recognized approximately $0 million of interest or penalties. The Company files a United States federal income tax return and state income tax returns in Utah, Florida, New York, Ohio, and Washington. Open tax years that are potentially subject to examination related to the U.S. federal jurisdiction are 2019 and subsequent years.

The Company had no unrecognized tax benefits at December 31, 2022 and 2021.

Note 13 – Shareholders’ Equity

Stock Repurchases

On August 18, 2022, the Company announced that its Board of Directors (the “Board”) has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company has repurchased 120,000 shares for approximately $1.1 million as of December 31, 2022 and retired them at cost.
Note 14 – Retirement Plan

The Company has established an employee directed 401(k) plan (Plan). The Plan requires the Company to annually contribute a “Safe Harbor” profit sharing contribution for all eligible participants. In addition, the Plan allows the Company, at its discretion, to make a matching contribution or additional profit sharing contribution based on each eligible employee’s compensation for the Plan year. The participants must be at least 21 years of age and have at least one year of service in order to be eligible for matching and profit-sharing contributions. The Company made profit-sharing contributions to the Plan of $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Note 15 – Related Parties

In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company did not have loans outstanding to any related party as of December 31, 2022 and 2021. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.2 million and $0.5 million as of December 31, 2022 and 2021, respectively.

Index
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

Note 16 – Earnings per Share

The following table is a reconciliation of the components used to derive basic and diluted EPS for the years ended December 31, 2022 and 2021 ($ in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2022	2021
Numerator:
Net income	$25,115	$31,583
Amount allocated to participating common shareholders(1)	(193)	(1,780)
Net income allocate to common shareholders	$24,922	$29,803
Denominator:
Weighted average shares outstanding, basic	12,729,898	8,669,724
Weighted average effect of dilutive securities:
Stock options	508,056	371,240
Warrants	119,068	67,199
Weighted average shares outstanding, diluted	13,357,022	9,108,163
Earnings per share, basic	$1.96	$3.44
Earnings per share, diluted	$1.87	$3.27

(1) Represents earnings attributable to holders of unvested restricted stock issued outside of the Plan to the Company’s employees.

There were no anti-dilutive options for the periods reported in the table above.

Index
Note 17 – Revenue Recognition

The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Interest income
Interest income, not-in-scope
Interest and fees on loans	$50,941	$49,135
Interest on securities	208	47
Other interest income	1,180	61
Total interest income	$52,329	$49,243
Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$30	$31
Strategic Program set up fees	195	96
Strategic Program fees	21,438	17,119
Non-interest income, not in-scope
Gain on sale of loans, net	13,550	9,689
SBA loan servicing fees	1,603	1,156
Unrealized gain on investment in BFG	(478)	2,991
Other miscellaneous income	239	18
Strategic Program service charges	834	744
Total non-interest income	$37,411	$31,844

Note 18 – Condensed Financial Statements of Parent

Financial information pertaining only to FinWise Bancorp, on a parent-only basis, is as follows as of and for the years ended December 31, 2022 and 2021:

Balance Sheets
	December 31,
($ in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$36,321	$38,697
Investment in subsidiary bank	100,276	71,186
Investment in Business Funding Group (BFG), at fair value	4,800	5,900
Investment in FinWise Investments, LLC	271	80
Deferred taxes, net	127	82
Other assets	37	322
Total assets	$141,832	$116,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	1,077	233
Other liabilities	296	592
Shareholders’ equity	140,459	115,442
Total liabilities and shareholders’ equity	$141,832	$116,267

Index
Statement of Income

	For the Years Ended December 31,
($ in thousands)	2022	2021
Non-interest income
Change in fair value on investment in BFG	$(478)	$2,991
Equity in undistributed earnings of subsidiary	29,090	30,469
Total non-interest income	28,612	33,460
Non-interest expense
Salaries and employee benefits	2,316	742
Professional services	1,990	320
Other operating expenses	470	360
Total non-interest expense	4,776	1,422
Income before income tax expense	23,836	32,038
Provision for income taxes	(1,279)	455
Net income	$25,115	$31,583

Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2022	2021
Cash flows from operating activities:
Net income	$25,115	$31,583
Adjustments to reconcile net income to net cash from operating activities
Change in fair value of BFG	478	(2,991)
Stock-based compensation expense	778	2,100
Deferred income tax expense	844	222
Net changes in:
Income tax receivable	(45)	(128)
Other assets	285	(217)
Other liabilities	(296)	(288)
Net cash provided by operating activities	27,159	30,281
Cash flows from investing activities:
Investment in subsidiary bank	(29,090)	(30,469)
Investment in FinWise Investments, LLC	(191)	(80)
Distributions of BFG	622	861
Net cash used in investing activities	(28,659)	(29,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	260	311
Proceeds from initial public offering, net	—	35,576
Common stock repurchased	(1,136)	—
Net cash provided by (used in) financing activities	(876)	35,887
Net change in cash and cash equivalents	(2,376)	36,480
Cash and cash equivalents, beginning of year	38,697	2,217
Cash and cash equivalents, end of year	$36,321	$38,697

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

The Company has evaluated subsequent events through March 30, 2023, which is the date the consolidated financial statements are available to be issued.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not, as of December 31, 2022, maintain effective disclosure controls and procedures due to a material weakness in the Company’s internal control over financial reporting as described below.

Notwithstanding management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures and the material weakness discussed below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

b) Report of Management’s Assessment of Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Index
With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness, discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management identified a material weakness in the design and operating effectiveness of the Company’s internal control over financial reporting. We determined that we did not have appropriate internal accounting expertise and capabilities to properly record in our financial statements complex accounting issues, particularly related to certain aspects of accounting for transfers and servicing of financial instruments and the provision for income taxes. The material weakness also resulted in the Company not having adequate risk assessment and design of internal control activities surrounding the financial close and reporting process to ensure formal processes exist for identifying, analyzing, and accounting for key contracts and complex, non-routine transactions.

c) Remediation Plan

In response to deficiencies noted in late 2022, the Company began taking remedial actions, including, but not limited to, the hiring of additional personnel with SEC reporting experience and GAAP knowledge to strengthen our financial reporting capabilities. The Company will also undertake a review of existing internal controls surrounding the financial reporting process and enhance the design of controls over the accounting for key contracts and complex, non-routine transactions.

d) Changes in Internal Control Over Financial Reporting

Other than the remediation discussed above, there have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed within 120 days following December 31, 2022.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2022.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, to be filed within 120 days following December 31, 2022.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for “Securities Authorized for Issuance Under Equity Compensation Plans”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2022.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2022.

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

4.1*	Specimen common stock certificate.
4.2
Form of Warrant to BFG Members to Purchase Common Stock of FinWise Bancorp (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

4.3*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
10.1+	FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022).
10.2+
Form of Stock Option Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.3+
FinWise Bancorp 2016 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

10.4+
Form of Stock Option Agreement under the FinWise Bancorp 2016 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.5+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.6+
Non-qualified Stock Option Agreement with Javvis Jacobson (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.7+
Non-qualified Stock Option Agreement with Jim Noone (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

Index
10.8+
Non-qualified Stock Option Agreement with Kent Landvatter (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.9+
Non-qualified Stock Option Agreement with Fred Healey for 2020 service (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.10+
Non-qualified Stock Option Agreement with Fred Healey for 2021 service (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.11+
Non-qualified Stock Option Agreement with Howard Reynolds for 2020 service (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.12+
Non-qualified Stock Option Agreement with Howard Reynolds for 2021 service (incorporated by reference to Exhibit 4.12 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.13+
Non-qualified Stock Option Agreement with Jerry Cunningham for 2020 service (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.14+
Non-qualified Stock Option Agreement with Jerry Cunningham for 2021 service (incorporated by reference to Exhibit 4.14 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.15+
Non-qualified Stock Option Agreement with Tom Gibson for 2020 service (incorporated by reference to Exhibit 4.15 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.16+
Non-qualified Stock Option Agreement with Tom Gibson for 2021 service (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.17+
Non-qualified Stock Option Agreement with Jim Giordano for 2020 service (incorporated by reference to Exhibit 4.17 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.18+
Non-qualified Stock Option Agreement with Jim Giordano for 2021 service (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.19+
Non-qualified Stock Option Agreement with Jeana Hutchings for 2020 service (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.20+
Non-qualified Stock Option Agreement with Jeana Hutchings for 2021 service (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.21+
Non-qualified Stock Option Agreement with Lisa Chapman for 2020 service (incorporated by reference to Exhibit 4.21 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

10.22+
Non-qualified Stock Option Agreement with Lisa Chapman for 2021 service (incorporated by reference to Exhibit 4.22 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 4, 2022 (File No. 333-262531)).

Index
10.23+*	Form of Employee Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan.
10.24+*	Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2019 Stock Option Plan.
10.25+*	Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2016 Stock Option Plan and the FinWise Bancorp 2019 Stock Option Plan.
10.26+*	Form of Director Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan.
10.27
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

10.33
Second Amendment to Lease dated April 25, 2014, between FPA Sandy Mall Associates, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.34
Lease dated December 2017, between North Village Centre, Inc. and FinWise Bancorp (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.35
Lease dated July 30, 2021, between Mountain View Business Center, LLC and FinWise Bancorp (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 4, 2021 (File No. 333-257929)).

10.36+
Letter Agreement, dated May 17, 2022, by and between FinWise Bank and James Noone (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2022).

10.37
Secured Promissory Note, dated as of June 1, 2022, by and between Alan Weichselbaum in favor of FinWise Bancorp (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed November 14, 2022).

10.38	Security Agreement, dated June 16, 2022, by and between Alan Weichselbaum and FinWise Bancorp (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 14, 2022).
10.39+
Separation and Consulting Agreement, dated as of June 1, 2022, by and among FinWise Bancorp, FinWise Bank and David Tilis (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2022).

21.1*	Subsidiaries of FinWise Bancorp
23.1*	Consent of Moss Adams LLP
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Inline XBRL Interactive Data
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

+ Management contract or compensation plan, contract or arrangement.

* Filed herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWISE BANCORP

Date:	March 30, 2023	By:	/s/ Kent Landvatter
Kent Landvatter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kent Landvatter	President, Chief Executive Officer and Director (Principal Executive Officer) Chairman of the Board	March 30, 2023
Kent Landvatter

By:	/s/ Javvis Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Javvis Jacobson

By:	/s/ Howard I. Reynolds	Vice Chairman of the Board	March 30, 2023
Howard I. Reynolds

By:	/s/ Alan Weichselbaum	Director	March 30, 2023
Alan Weichselbaum

By:	/s/ James N. Giordano	Director	March 30, 2023
James N. Giordano

By:	/s/ Thomas E. Gibson, Jr.	Director	March 30, 2023
Thomas E. Gibson, Jr.

By:	/s/ Lisa Ann Nievaard	Director	March 30, 2023
Lisa Ann Nievaard

By:	/s/ Jeana Hutchings	Director	March 30, 2023
Jeana Hutchings

By:	/s/ Gerald E. Cunningham	Director	March 30, 2023
Gerald E. Cunningham