Form 10-Q
period 2023-03-31
Finwise Bancorp
filed 2023-05-15
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ______.
Commission File Number: 001-40721
__________________________________________________
FINWISE BANCORP
(Exact Name of Registrant as Specified in its Charter)
__________________________________________________

Utah	83-0356689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
756 East Winchester, Suite 100 Murray, Utah	84107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 501-7200
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2023, the registrant had 12,988,034 shares of common stock, $0.001 par value per share, outstanding.

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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:
•the success of the financial technology industry, the development and acceptance of which is subject to a high degree of uncertainty, as well as the continued evolution of the regulation of this industry;
•the ability of our Strategic Program service providers to comply with regulatory regimes, including laws and regulations applicable to consumer credit transactions, and our ability to adequately oversee and monitor our Strategic Program service providers;
•our ability to maintain and grow our relationships with our Strategic Program service providers;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including the application of interest rate caps or maximums;
•our ability to keep pace with rapid technological changes in the industry or implement new technology effectively;
•adverse developments in the banking industry associated with high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses;
•system failure or cybersecurity breaches of our network security;
•our reliance on third-party service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;
•general economic conditions, either nationally or in our market areas (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation), that impact the financial services industry and/or our business;
•increased competition in the financial services industry, particularly from regional and national institutions and other companies that offer banking services;
•our ability to measure and manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;
•the adequacy of our risk management framework;
•the adequacy of our allowance for credit losses (“ACL”);
•the financial soundness of other financial institutions;
•new lines of business or new products and services;

•changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of the Bank as an SBA Preferred Lender;
•changes in the value of collateral securing our loans;
•possible increases in our levels of nonperforming assets;
•potential losses from loan defaults and nonperformance on loans;
•our ability to protect our intellectual property and the risks we face with respect to claims and litigation initiated against us;
•the inability of small- and medium-sized businesses to whom we lend to weather adverse business conditions and repay loans;
•our ability to implement aspects of our growth strategy and to sustain our historic rate of growth;
•our ability to continue to originate, sell and retain loans, including through our Strategic Programs;
•the concentration of our lending and depositor relationships through Strategic Programs in the financial technology industry generally;
•our ability to attract additional merchants and retain and grow our existing merchant relationships;
•interest rate risk associated with our business, including sensitivity of our interest earning assets and interest bearing liabilities to interest rates, and the impact to our earnings from changes in interest rates;
•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;
•potential exposure to fraud, negligence, computer theft and cyber-crime and other disruptions in our computer systems relating to our development and use of new technology platforms;
•our dependence on our management team and changes in management composition;
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, anti-money laundering laws, predatory lending laws, and other statutes and regulations;
•our ability to maintain a strong core deposit base or other low-cost funding sources;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our ACL or to write-down assets;
•our involvement from time to time in legal proceedings, examinations and remedial actions by regulators;
•further government intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•compliance with requirements associated with being a public company;
•level of coverage of our business by securities analysts;
•future equity and debt issuances; and

•other factors listed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.
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

PART I
Item 1.    Financial Statements
FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$384	$386
Interest-bearing deposits	105,225	100,181
Total cash and cash equivalents	105,609	100,567
Investment securities held-to-maturity, at cost	13,880	14,292
Investment in Federal Home Loan Bank (FHLB) stock, at cost	449	449
Strategic Program loans held-for-sale, at lower of cost or fair value	25,413	23,589
Loans receivable, net	260,221	224,217
Premises and equipment, net	9,198	9,478
Accrued interest receivable	2,174	1,818
Deferred taxes, net	1,319	1,167
SBA servicing asset, net	5,284	5,210
Investment in Business Funding Group (BFG), at fair value	4,500	4,800
Operating lease right-of-use (“ROU”) assets	4,855	5,041
Other assets	9,397	10,152
Total assets	$442,299	$400,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$79,930	$78,817
Interest-bearing	203,262	164,181
Total deposits	283,192	242,998
Accrued interest payable	117	54
Income taxes payable, net	2,511	1,077
PPP Liquidity Facility	283	314
Operating lease liabilities	6,781	7,020
Other liabilities	5,062	8,858
Total liabilities	297,946	260,321

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,824,572 and 12,831,345 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in-capital	54,827	54,614
Retained earnings	89,513	85,832
Total shareholders’ equity	144,353	140,459
Total liabilities and shareholders’ equity	$442,299	$400,780
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Interest income
Interest and fees on loans	$12,342	$13,156
Interest on securities	72	39
Other interest income	987	28
Total interest income	13,401	13,223

Interest expense
Interest on deposits	1,295	261
Interest on PPP Liquidity Facility	—	1
Total interest expense	1,295	262
Net interest income	12,106	12,961

Provision for credit losses	2,668	2,947
Net interest income after provision for loan losses	9,438	10,014

Non-interest income
Strategic Program fees	3,685	6,623
Gain on sale of loans, net	187	5,052
SBA loan servicing fees	591	387
Change in fair value on investment in BFG	(85)	(398)
Other miscellaneous income	149	18
Total non-interest income	4,527	11,682

Non-interest expense
Salaries and employee benefits	5,257	6,953
Professional services	1,474	633
Occupancy and equipment expenses	712	352
(Recovery) impairment of SBA servicing asset	(253)	(59)
Other operating expenses	1,550	1,169
Total non-interest expense	8,740	9,048
Income before income tax expense	5,225	12,648

Provision for income taxes	1,364	3,214
Net income	$3,861	$9,434

Earnings per share, basic	$0.30	$0.74
Earnings per share, diluted	$0.29	$0.70

Weighted average shares outstanding, basic	12,708,326	12,777,237
Weighted average shares outstanding, diluted	13,172,288	13,567,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended March 31, 2022

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

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended March 31, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2023	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	—	—	421	—	421
Stock options exercised	16,800	—	40	—	40
Common stock repurchased	(23,573)	—	(248)	32	(216)
Net Income	—	—	—	3,861	3,861
Balance at March 31, 2023	12,824,572	$13	$54,827	$89,513	$144,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,861	$9,434

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	636	272
Provision for credit losses	2,668	2,947
Noncash operating lease cost	186	202
Net amortization in securities discounts and premiums	2	9
Capitalized servicing assets	—	(1,408)
Gain on sale of loans, net	(187)	(5,052)
Originations of Strategic Program loans held-for-sale	(850,163)	(2,423,186)
Proceeds on Strategic Program loans held-for-sale	848,339	2,410,129
Change in fair value of BFG	85	398
Recovery of SBA servicing asset	(253)	(59)
Stock-based compensation expense	421	39
Deferred income tax benefit	(152)	35
Net changes in:
Accrued interest receivable	(356)	201
Accrued interest payable	63	(9)
Other assets	764	(265)
Operating lease liabilities	(239)	6
Other liabilities	(2,361)	1,910
Net cash provided by (used in) operating activities	3,314	(4,397)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(33,255)	10,658
Purchase of lease pools	(5,442)	—
Investments in FinWise Investments, LLC	(9)	—
Distributions from BFG	215	102
Purchase of bank premises and equipment	(178)	(1,338)
Proceeds from maturities and paydowns of securities held-to-maturity	410	428
Purchase of FHLB stock	—	(71)
Net cash (used in) provided by investing activities	(38,259)	9,779

Cash flows from financing activities:
Net increase in deposits	40,194	25,568
Common stock repurchased	(216)	—
Proceeds from exercise of stock options	40	40
Repayment of PPP Liquidity Facility	(31)	(98)
Net cash used in financing activities	39,987	25,510

Net change in cash and cash equivalents	5,042	30,892
Cash and cash equivalents, beginning of the period	100,567	85,754
Cash and cash equivalents, end of the period	$105,609	$116,646

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$—	$—
Interest	$1,233	$271

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$—	$7,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies
Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned banking subsidiaries FinWise Investments, LLC and FinWise Bank, f/k/a Utah Community Bank. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp, f/k/a All West Bancorp, was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investments, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with rules and regulations of the Securities and Exchange Commission ("SEC") and include the activity of the Company and its wholly owned subsidiaries, FinWise Investments, LLC and the Bank. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The unaudited consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.
Out-of-period adjustments – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three months ended March 31, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
Cash and Cash Equivalents – For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash, cash due from banks, interest-bearing deposits in other banks, other interest-bearing deposits, and federal funds sold.
Loans Receivable – Loans receivable are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and deferred fees and costs. Loan origination fees, net of certain direct origination costs, if any, are deferred and recognized on an adjustment of the related loan yield using an effective-yield method over the contractual life of the loan. Interest income on loans is recognized on an accrual basis commencing in the month of origination using the interest method. Delinquency fees are recognized in income when chargeable and when collectability is reasonably assured.
The Company requires most loans to be substantially collateralized by real estate, equipment, vehicles, accounts receivable, inventories or other tangible or intangible assets. Real estate collateral is in the form of first and second mortgages on various types of property. The Company also originates unsecured loans to consumers and businesses.
The Company may change its intent from holding loans for investment and reclassify them as held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost and fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value.
Nonaccrual Loans – The Company's policy is to place loans on a nonaccrual status when: 1) payment is in default for 90 days or more unless the loan is well secured and in the process of collection; or 2) full repayment of principal and interest is not foreseen. When a loan is placed on nonaccrual status, all accrued and uncollected interest on that loan is reversed. Past-due interest received on nonaccrual loans is not recognized in interest income but is applied as a reduction of the outstanding principal of the loan. A loan is relieved of its nonaccrual status when all principal and interest payments are brought current, the loan is well secured, and an analysis of the borrower's financial condition provides reasonable assurance that the borrower can repay the loan as scheduled.
Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. Since commencement of the repurchase program, the Company has repurchased 143,573 shares for approximately $1.4 million as of March 31, 2023 and retired them at cost.
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
Segment Reporting – Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision makers ("CODMs") in deciding how to allocate resources and in assessing performance. ASC Topic 280, Segment Reporting, requires information to be reported about a company's operating segments using a "management approach", meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. Based on this guidance, the Company has one reportable operating segment, the Bank.
Recently adopted accounting pronouncements
Allowance for Credit Losses: On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.
The allowance for credit losses (“ACL”) on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.
ACL in accordance with CECL methodology
With respect to the Bank's core portfolio which consists of SBA 7(a), local lending, retail point of sale, and equipment finance and leasing, the Bank pools similar loans that are collectively evaluated and determines an appropriate level of general allowance by portfolio segment using a non discounted cash flow model, with use of probability of default, loss given default, and prepayment speed estimates derived from industry specific collected data. The model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. With respect to the Bank's active retained Strategic Program loan portfolio, the Bank is using a methodology that compares the actual loan performance of a vintage to the worst performing loans within that vintage, known as the high-water mark. The Bank records the expected credit losses based on the high-water mark loss rate. With respect to the Bank's inactive retained Strategic Program loan portfolio, performance data at the summary level provided by the Strategic Programs is banded by credit profile and original loan term and compared to actual loan performance on a quarterly basis. The expected loss rate is supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to national unemployment rate forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following that are derived from the Interagency Policy Statement on Allowance for Credit Losses: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio; changes in the nature and volume of the loan portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due loans, nonaccrual loans, and classified or graded loans; changes in the quality of the Bank's loan review system; changes in the value of underlying collateral for loans that are not collateral-dependent; changes in the level of concentration of credit; changes in the effect of competition, legal, and regulatory requirements on the level of estimated credit losses; and, if applicable, changes in the composition and volume of the loan portfolio due to mergers, acquisitions, and other significant transactions not considered elsewhere. The Bank also considers a custom qualitative factor that explores the lingering "ripple" effects of the Covid-19 pandemic, including lasting changes to consumer behavior, lending, and society at large. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant.

When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis. These loans are not included in the collective evaluation. For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral dependent approach is used. These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient method to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.
In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:
Commercial Real Estate. These loans are generally secured by owner-occupied nonfarm, nonresidential properties, or by other nonfarm, nonresidential properties. Owner-occupied commercial real estate loans are typically repaid first by the cash flows generated by the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business' profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Non-owner occupied commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.
Commercial and Industrial. These loans are generally secured by business assets such as furniture, fixtures, equipment. accounts receivable, inventory, business vehicles, and other business personal property. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower's business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business' profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions.
Lease Financing Receivables. Equipment financing and leasing typically involve the use of equipment as collateral for the loan. If the borrower defaults on the loan, the Bank may need to repossess and sell the equipment to recover the outstanding debt. However, the value of the equipment may depreciate over time, or disappear, making it difficult for the Bank to recover the full amount of the loan. In equipment leasing, the residual value of the equipment is an important consideration. The residual value is the estimated value of the equipment at the end of the lease term. If the actual value of the equipment is lower than the residual value, the lessor may not be able to recover the full amount of the lease payments.
Construction and Land Development. Risks common to construction loans are cost overruns, changes in market demand for property, supply chain interruption affecting construction materials, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates. Risks common to residential lot loans are those similar to other types of real estate construction loans, as many customers finance the purchase of improved lots in anticipation of constructing a 1 to 4 family residence. Accordingly, common risks are changes in market demand for property, supply chain interruption affecting construction materials, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values and higher interest rates.

Consumer. These are loans to individuals for household, family, and other personal expenditures. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.
Residential Real Estate. These loans are generally secured by 1 to 4 family residential properties. The primary risk characteristics associated with residential mortgage loans typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.
Residential Real Estate Multifamily. Risks common to multifamily loans are poor management, high vacancy rates and regulatory changes. The value of multi-family properties can be impacted by changes in the local real estate market. If property values decline, the Bank may not be able to recover the full amount of the loan if the property needs to be foreclosed.
Strategic Program Loans. Unsecured consumer loans and secured or unsecured business loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. Strategic Program loans cover a wide range of borrower credit profiles, loan terms and interest rates. Strategic Program loans generally have higher interest rates and shorter terms similar to consumer loans and tend to have higher credit risk due to the type of collateral securing the loan or in most cases the absence of collateral.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. In the first quarter of 2023, there were no loan modifications which were subject to the new reporting.

Enactment of the Inflation Reduction Act of 2022
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company is aware of the effects that the enactment of the IRA will have on its consolidated financial statements. If expected stock repurchases are likely to be more than the exemption threshold, we will account for them in our tax provision.
Note 2 – Investments
Investment securities held-to-maturity, at cost
The Company's held-to-maturity ("HTM") investment portfolio consists of Agency mortgage-backed securities and Agency collateralized mortgage obligations. The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at March 31, 2023 and December 31, 2022, are summarized as follows:

	March 31, 2023
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$7,809	$—	$(850)	$6,960
Collateralized mortgage obligations	6,071	—	(730)	5,340
Total securities held-to-maturity	$13,880	$—	$(1,580)	$12,300

	December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$8,087	$5	$(825)	$7,268
Collateralized mortgage obligations	6,205	—	(744)	5,461
Total securities held-to-maturity	$14,292	$5	$(1,569)	$12,728
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At March 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM securities due to the composition of the portfolio which is generally considered not to have credit risk given the government guarantee associated with these agencies.
The Company had eighteen securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at March 31, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at December 31, 2022, as summarized in the following tables:

	March 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,684	$(66)	$5,275	$(783)	$6,960	$(850)
Collateralized mortgage obligations	2,676	(100)	2,665	(631)	5,340	(730)
Total securities held-to-maturity	$4,360	$(166)	$7,940	$(1,414)	$12,300	$(1,580)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,374	$(190)	$3,962	$(635)	$6,336	$(825)
Collateralized mortgage obligations	2,752	(96)	2,709	(648)	5,461	(744)
Total securities held-to-maturity	$5,126	$(286)	$6,671	$(1,283)	$11,797	$(1,569)
The amortized cost and estimated market value of debt securities at March 31, 2023 and December 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,236	3,050	3,388	3,202
Due after ten years	10,644	9,250	10,904	9,526
Total Securities held-to-maturity	$13,880	$12,300	$14,292	$12,728
At March 31, 2023, held-to-maturity securities in the amount of $12.1 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three months ended March 31, 2023 or 2022.
FHLB stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.70% of outstanding FHLB advances. At March 31, 2023 and December 31, 2022, the Bank owned $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2023 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Credit Losses
Loans outstanding by general ledger classification as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
($ in thousands)
SBA	$178,663	$145,172
Commercial, non-real estate	17,890	11,484
Residential real estate	30,994	37,815
Strategic Program loans	46,806	47,848
Commercial real estate	17,022	12,063
Consumer	6,351	5,808
Total loans	$297,726	$260,190
Loans held-for-sale	(25,413)	(23,589)
Total loans held for investment	$272,313	$236,601
Deferred loan fees, net	(58)	(399)
Allowance for loan losses	(12,034)	(11,985)
Net loans	$260,221	$224,217
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
Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at March 31, 2023 and December 31, 2022, was $18.7 million and $16.6 million, respectively.

Strategic Program loans retained and held-for-sale as of March 31, 2023 and December 31, 2022, are summarized as follows:

	March 31,	December 31,
	2023	2022
($ in thousands)
Retained Strategic Program loans	$21,393	$24,259
Strategic Program loans held-for-sale	25,413	23,589
Total Strategic Program loans	$46,806	$47,848
Allowance for Credit Losses
In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on Call Report codes. The following pool segments identified as of March 31, 2023 are based on the CECL methodology:

($ in thousands)
Construction and land development	$24,996
Residential real estate	31,262
Residential real estate multifamily	495
Commercial real estate	157,358
Commercial and industrial	16,071
Consumer	5,681
Lease financing receivables	15,057
Strategic Program loans	21,393
Total loans	$272,313
The portfolio classes identified as of December 31, 2022 are based on the incurred loss methodology and are segmented by general ledger classification as detailed below.

($ in thousands)
SBA	$145,172
Commercial, non-real estate	11,484
Residential real estate	37,815
Strategic Program loans	24,259
Commercial real estate	12,063
Consumer	5,808
Total loans	$236,601

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended March 31, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 adoption	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(72)	$—	$—	$285
Residential real estate	876	(58)	(22)	—	3	799
Residential real estate multifamily	3	1	1	—	—	5
Commercial real estate	3,238	(574)	492	(122)	—	3,034
Commercial and industrial	339	(85)	39	(18)	2	277
Consumer	65	14	3	—	—	82
Lease financing receivables	339	(105)	91	—	—	325
Strategic Program loans	6,701	1,131	2,136	(3,025)	284	7,227
Total allowance for loan losses	$11,985	$257	$2,668	$(3,165)	$289	$12,034

Unfunded lending commitments	—	26	3	—	—	29
Total allowance for credit losses	$11,985	$283	$2,671	$(3,165)	$289	$12,063
Activity in the allowance for loan losses by general ledger classification based on the incurred loss methodology was as follows:

	Three Months Ended March 31, 2022
($ in thousands)	Beginning Balance	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$2,739	$356	$(31)	$—	$3,064
Commercial, non-real estate	132	(26)	—	1	107
Residential real estate	352	59	—	—	411
Strategic Program loans	6,549	2,558	(2,878)	93	6,322
Commercial real estate	21	—	—	—	21
Consumer	62	—	—	—	62
Total allowance for loan losses	$9,855	$2,947	$(2,909)	$94	$9,987

The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance as of December 31, 2022. For the year ended December 31, 2022, the allowance was calculated based on the incurred loss methodology.

	Allowance for Loan Losses			Portfolio Loan Balances
($ in thousands)	Individually	Collectively	Total	Individually	Collectively	Total
SBA	$—	$4,294	$4,294	$450	$144,722	$145,172
Commercial, non-real estate	—	401	401	—	11,484	11,484
Residential real estate	—	497	497	—	37,815	37,815
Strategic Program loans	—	6,701	6,701	—	24,259	24,259
Commercial real estate	—	27	27	—	12,063	12,063
Consumer	—	65	65	—	5,808	5,808
Total loans	$—	$11,985	$11,985	$450	$236,151	$236,601
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2022:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$450	$450	$—	$711	$36
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$450	$450	$—	$711	$36

Nonaccrual and past due loans are summarized below as of March 31, 2023 and December 31, 2022:

March 31, 2023
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total

Construction and land development	$24,996	$—	$—	$—	$—	$—	$24,996
Residential real estate	31,249	13	—	—	13	—	31,262
Residential real estate multifamily	495	—	—	—	—	—	495
Commercial real estate	156,618	—	—	—	—	740	157,358
Commercial and industrial	16,055	16	—	—	16	—	16,071
Consumer	5,637	44	—	—	44	—	5,681
Lease financing receivables	15,057	—	—	—	—	—	15,057
Strategic Program loans	19,647	851	704	191	1,746	—	21,393
Total	$269,754	$924	$704	$191	$1,819	$740	$272,313

December 31, 2022
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$144,803	$369	$—	$—	$369	$—	$145,172
Commercial, non-real estate	11,484	—	—	—	—	—	11,484
Residential real estate	37,387	428	—	—	428	—	37,815
Strategic Program loans	22,080	1,184	802	193	2,179	—	24,259
Commercial real estate	12,063	—	—	—	—	—	12,063
Consumer	5,776	32	—	—	32	—	5,808
Total	$233,593	$2,013	$802	$193	$3,008	$—	$236,601
The amount of interest income for the three months ended March 31, 2023 and 2022, that was not recorded on nonaccrual loans was de minimis.
In addition to past due and nonaccrual status criteria, the Company also evaluates loans using a loan grading system. Internal loan grades are based on current financial information, historical payment experience, and credit documentation, among other factors. Performance-based grades are summarized below:
Pass – A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is believed to be remote.
Watch – A Watch asset may be a larger loan or one that places a heavier reliance on collateral due to the relative financial strength of the borrower. The assets may be maintenance intensive requiring closer monitoring. The obligor is believed to have an adequate primary source of repayment.
Special Mention – A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Company believes that it is currently protected against a default and loss is considered unlikely and not imminent.

Substandard – A Substandard asset is believed to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have identified weaknesses and are characterized by the possibility that the Company may sustain some loss if deficiencies are not corrected.
Not Rated – For certain Strategic Program and consumer loans, the Company does not evaluate and risk rate the loans in the same manner as other loans in the Company’s portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow the Company to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans is highly correlated with delinquency levels.
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross chargeoffs for the three months ended March 31, 2023:

March 31, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$1,138	$19,349	$4,298	$211	$—	$24,996
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	1,138	19,349	4,298	211	—	24,996
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	1,009	9,933	1,464	3,308	1,424	17,138
Watch	336	8,256	2,120	3,399	—	14,111
Special Mention	—	—	—	13	—	13
Substandard	—	—	—	—	—	—
Total	1,345	18,189	3,584	6,720	1,424	31,262
Current period gross writeoff	—	—	—	—	—	—

Residential real estate multifamily
Pass	121	267	81	—	—	469
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	121	267	81	26	—	495
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate
Pass	26,697	39,395	—	12,015	—	78,107
Watch	10,072	35,290	17,030	15,642	—	78,034
Special Mention	—	—	—	477	—	477
Substandard	—	356	—	384	—	740
Total	36,769	75,041	17,030	28,518	—	157,358
Current period gross writeoff	—	—	—	(122)	—	(122)

Commercial and industrial
Pass	2,596	5,401	848	1,919	1	10,765
Watch	595	2,731	1,071	792	—	5,189
Special Mention	—	—	—	23	—	23
Substandard	—	—	—	94	—	94
Total	3,191	8,132	1,919	2,828	1	16,071
Current period gross writeoff	—	—	—	(18)	—	(18)

Consumer
Pass	985	2,721	984	933	2	5,625
Watch	3	—	8	3	—	14
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	29	13	—	—	—	42
Total	1,017	2,734	992	936	2	5,681
Current period gross writeoff	—	—	—	—	—	—

Lease financing receivables
Pass	6,378	8,326	—	353	—	15,057
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	6,378	8,326	—	353	—	15,057
Current-period gross writeoffs	—	—	—	—	—	—

Strategic Program loans
Pass	4,092	2,822	51	1	—	6,966
Watch	89	86	8	—	—	183
Special Mention	—	5	3	—	—	8
Substandard	—	2	3	—	—	5
Not Rated	2,432	8,957	2,841	1	—	14,231
Total	6,613	11,872	2,906	2	—	21,393
Current-period gross writeoffs	(19)	(2,628)	(376)	(2)	—	(3,025)

Total Portfolio loans receivable, gross	56,572	143,910	30,810	39,594	1,427	272,313
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and considering certain credit quality indicators as of the date indicated:

December 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$144,149	$573	$450	$145,172
Commercial, non-real estate	11,484	—	—	11,484
Residential real estate	37,815	—	—	37,815
Commercial real estate	12,063	—	—	12,063
Consumer	5,808	—	—	5,808
Not Risk Graded
Strategic Program loans				24,259
Total	$211,319	$573	$450	$236,601
Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance (ASU 2022-02), loans with modifications made after January 1, 2023, will be reported under the new loan modification guidance whether a concession is made or not. As of January 1, 2023, the Company has ceased to recognized or measure new TDRs but those existing at December 31, 2022 will remain until settled.
In the quarter ended March 31, 2023 there were no material loan modifications reportable under the new guidance.
The table below provides information as to the amount of outstanding loans previously classified as TDRs that remain as of March 31, 2023:

($ in thousands)	Loans with Adjusted Interest Rates	Loans with Extended Maturity Dates (Months)	Loans with Principal Deferment (Months)	Outstanding Balance
SBA	$—	0	15 months	$94
Total	$—			$94
Loans modified and recorded as TDR’s at December 31, 2022, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2022
SBA	1	$94	$94
Total at December 31, 2022	1	$94	$94

At December 31, 2022, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. There was one principal charge-off recorded related to TDRs during the three months ended March 31, 2022 for $0.01 million.
During the three months ended March 31, 2022, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the three months ended March 31, 2022. This same loan was paid in full with interest on June 2, 2022.
Collateral-Dependent Financial Loans
A collateral-dependent financial loan relies substantially on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers (1) character, overall financial condition and resources, and payment record of the borrower; (2) the prospects for support from any financially responsible guarantors; and (3) the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its sources of repayment become inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)	Collateral Type
As of March 31, 2023	Real Estate	Personal Property	Total
Commercial real estate	$1,809	$—	$1,809

($ in thousands)	Collateral Type
As of December 31, 2022	Real Estate	Personal Property	Total
Commercial real estate	$356	$—	$356

Note 4 – Lease Liabilities
The Company includes commercial operating leases of $2.8 million within premises and equipment, net issued during the year ended 2022. Net book value of the operating leases as of March 31, 2023 was $2.5 million. Rental income from operating leases for the three months ended March 31, 2023 was $0.1 million and for the three months ended March 31, 2022 was a de minimis amount. Depreciation expense was $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
The Company leases its facilities under noncancelable operating leases. Rent expense for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Nine Months Ended December 31, 2023	$579
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Thereafter	2,203
Total	7,242
Less present value discount	(461)
Operating lease liabilities	$6,781

The Company entered into one lease during the three months ended March 31, 2022 to provide additional space while the Murray office construction was completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities.

	Three Months Ended
	March 31, 2023	March 31, 2022

Weighted-average remaining lease term – operating leases (in years)	6.5	7.4
Weighted-average discount rate – operating leases	1.9%	1.9%
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
($ in thousands)
Operating cash flows from operating leases	$271	$28
Right-of-use assets obtained in exchange for operating lease liabilities	—	7,380
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(in thousands)
Operating leases
Operating lease cost	$219	$236
Variable lease cost	9	4
Operating lease expense	228	240
Short-term lease rent expense	—	—
Net rent expense	$228	$240
Note 5 – SBA Servicing Asset
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $312.9 million and $318.6 million at March 31, 2023 and December 31, 2022, respectively.
The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$5,210	$3,938
Additions to servicing asset	—	1,408
Recovery of SBA servicing asset	253	59
Amortization of servicing asset	(179)	(180)
Ending balance	$5,284	$5,225

The fair market value of the SBA servicing asset as of March 31, 2023 and December 31, 2022, was $5.3 million and $5.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 14.54%, weighted average term of 4.43 years, and a weighted average discount rate of 16.26% at March 31, 2023.
The Company assumed a weighted average prepayment rate of 14.24%, weighted average term of 4.45 years, and a weighted average discount rate of 18.79% at December 31, 2022.
Note 6 – Capital Requirements
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
Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of March 31, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2023
Leverage ratio (CBLR election)	$96,738	24.0%	$36,357	9.0%
December 31, 2022
Leverage ratio (CBLR election)	$91,674	25.1%	$32,898	9.0%
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of March 31, 2023 and December 31, 2022.
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
Note 7 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of March 31, 2023 and December 31, 2022, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $2.5 million and $2.6 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the line of credit. Loans totaling $3.8 million and $4.0 million were pledged to secure the FHLB line of credit as of March 31, 2023 and December 31, 2022, respectively.
Lines of Credit
At March 31, 2023 and December 31, 2022, we had the ability to access $10.6 million and $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million at March 31, 2023 and December 31, 2022. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds at March 31, 2023 and December 31, 2022. We had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2023 and December 31, 2022.
In April of 2023, the Bank was notified that due to the current banking industry disruptions, Zions Bank was limiting its Fed Funds line advances to secured arrangements and would continue to do so for the foreseeable future thereby eliminating the unsecured line the Bank had previously maintained with Zions Bank.
Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program ("PPP") loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at March 31, 2023. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2022. The average outstanding borrowings were $0.3 million during the three months ended March 31, 2023 and $1.0 million during the three months ended March 31, 2022.
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

At March 31, 2023 and December 31, 2022, financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
($ in thousands)	2023	2022
Revolving, open-end lines of credit	$1,932	$1,683
Commercial real estate	17,817	17,886
Other unused commitments	264	253
	$20,013	$19,822
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $29.5 thousand as of March 31, 2023.
Note 8 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.
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
Note 9 – Stock-Based Compensation
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
The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At March 31, 2023, 623,489 shares are available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At March 31, 2023, 273 shares under 2016 Plan are available for future issuance.
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
The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are estimated based on the Company’s historical forfeiture experience. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The table below summarizes the assumptions used for the options granted during the first quarter of 2023. No options were granted during the first three months of 2022.

For the Three Months Ended March 31,
2023
Risk-free interest rate	3.9% - 4.0%
Expected term in years	5.5 – 7.5
Expected volatility	44.0% – 44.9%
Expected dividend yield	—

The following summarizes stock option activity for the three months and three months ended March 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options granted	1,100	9.46	9.9	—
Options exercised	(16,800)	2.37	0.0	11,369
Options forfeited	(2,496)	9.96	0.0	100,711
Outstanding at March 31, 2023	863,429	$5.32	7.3	$3,407,917
Options vested and exercisable at March 31, 2023	648,774	$4.43	7.0	$2,846,076

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options exercised	(16,800)	2.37	0	248,312
Options forfeited	(6,660)	3.28	0	92,357
Outstanding at March 31, 2022	839,028	$4.46	8.0	$10,645,951
Options vested and exercisable at March 31, 2023	592,632	$4.58	8.0	$7,447,226
The weighted average grant-date fair value of options per share granted during the three months ended March 31, 2023 was $4.74. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was a de minimis amount. During the three months ended March 31, 2023, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.
The weighted average grant-date fair value of options per share granted during the three months ended March 31, 2022 was $1.55. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $0.2 million. During the three months ended March 31, 2022, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options.
Stock-based compensation expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Pre-tax
Stock options	$95	$39
Restricted shares	326	—
Total	$421	$39
After-tax
Stock options	$92	$38
Restricted shares	245	—
Total	$337	$38

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.4 million and $0.7 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.7 years and 1.4 years.
Note 10 – Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation also includes observable inputs from nonbinding single dealer quotes not corroborated by observable market data. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market-based discount rates.
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
Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of March 31, 2023 and December 31, 2022. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.5 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$4,800	$5,900
Distributions from BFG	(215)	(102)
Change in fair value of BFG	(85)	(398)
Ending balance	$4,500	$5,400
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

		March 31, 2023		December 31, 2022
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$105,609	$105,609	$100,567	$100,567
Investment securities held-to-maturity	2	13,880	12,300	14,292	12,728
Investment in FHLB stock	2	449	449	449	449
Loans held for investment	3	260,221	276,140	224,217	237,225
Loans held-for-sale	2	25,413	25,409	23,589	23,586
Accrued interest receivable	2	2,174	2,174	1,818	1,818
SBA servicing asset	2	5,284	5,284	5,210	5,210
Investment in BFG	3	4,500	4,500	4,800	4,800
Financial liabilities:
Total deposits	2	283,192	260,107	242,998	221,287
Accrued interest payable	2	117	117	54	54
PPP Liquidity Facility	2	283	283	314	314

Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Nonrecurring assets
Individually evaluated loans	$834	$—	$—	$834
December 31, 2022
Nonrecurring assets
Individually evaluated loans	$450	$—	$—	$450
Individually evaluated loans – The loan amount above represents loans individually evaluated as of year-end that have been adjusted to fair value. When collateral dependent loans are individually evaluated, they are measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss represents charge-offs on loans for adjustments made based on the fair value of the collateral.
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of March 31, 2023 and as of December 31, 2022, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2023
Individually evaluated loans	$834	Market comparable	Adjustment to appraisal value	0.32%

December 31, 2022
Individually evaluated loans	$450	Market comparable	Adjustment to appraisal value	0.20%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of March 31, 2023 and as of December 31, 2022 are shown in the following table:

($ in thousands)	March 31, 2023 Range (Weighted Average)	December 31, 2022 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	10.8%	10.8%
Expense growth rate	11.5%	11.5%
Discount rate	25.0%	25.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.0x	3.0x to 5.0x

Note 11 – Income Taxes
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets increased $0.2 million during the three months ended March 31, 2023 as a result of changes to temporary timing differences associated with accounting for bad debts. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2023.
For the three months ended March 31, 2023 and 2022, income tax expense was $1.4 million and $3.2 million, respectively, resulting in an effective income tax rate of 26.1% and 25.4%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the three months ended March 31, 2023 due primarily to nondeductible wages, state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 24.9% during the three months ended March 31, 2022 due primarily to the tax effect of stock-based compensation.
The Company had no unrecognized tax benefits at March 31, 2023.
Note 12 – Related Parties
In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of March 31, 2023 and December 31, 2022. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.9 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively.
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

Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the three months ended March 31, 2023 and 2022 ($ in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Numerator:
Net income	$3,861	$9,434
Amount allocated to participating common shareholders(1)	(37)	—
Net income allocate to common shareholders	$3,824	$9,434
Denominator:
Weighted average shares outstanding, basic	12,708,326	12,777,237
Weighted average effect of dilutive securities:
Stock options	391,477	619,516
Warrants	72,485	170,558
Weighted average shares outstanding, diluted	13,172,288	13,567,311
Earnings per share, basic	$0.30	$0.74
Earnings per share, diluted	$0.29	$0.70
(1)Represents earnings attributable to holders of unvested restricted stock issued outside of the Plan to the Company’s employees.
There were 471,952 and 219,512 anti-dilutive options for the three months ended March 31, 2023 and 2022, respectively, reported in the table above. There were 197,515 shares and 99,442 anti-dilutive warrants for the three months ended March 31, 2023 and 2022, respectively, reported in the table above.

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
The following discussion and analysis is intended as a review of significant factors affecting the Company's financial condition and results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes thereto and the 2022 Form 10-K..
PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q and oral statements made from time-to-time by our representatives contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties relating to our operations and the business environment in which we operate, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, expectations, beliefs, projections, anticipated events or trends, growth prospects, financial performance, and similar expressions concerning matters that are not historical facts. These statements often include words such as "may," "believe," "expect," "anticipate," "potential," "opportunity," "intend," "endeavor," "plan," "estimate," "could," "project," "seek," "should," "will," or "would," or the negative of these words and phrases or similar words and phrases. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see "Item 1A - Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all our material business operations through our wholly owned subsidiary, FinWise Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. With the exception of adopting ASU 2016-13, Topic 326 there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.
Accounting policies, as described in detail in the notes to our consolidated financial statements, included in the 2022 Form 10-K, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that those critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
Overview
The Company is a Utah corporation and the parent company of FinWise Bank and FinWise Investments, LLC. The Company’s assets consist primarily of its investment in the Bank and all of its material business activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the UDFI and the Federal Reserve. As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulations and supervision by both the UDFI and the FDIC. The Bank’s deposits are federally insured up to the maximum legal limits.
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
Our lending focuses on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) consumer lending. For a description and analysis of the Company’s loan categories, see “—Financial Condition.”
Recent Banking Industry Disruptions
During the first quarter of 2023, the banking industry experienced significant disruptions including bank failures and industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. In response to the disruption, the Company performed an analysis on its deposits and found that 36.1% of its deposits at the Bank level were uninsured. Further analysis showed 15.4% of total Bank deposits were associated with accounts of the Company while an additional 5.8% were required deposits under our Strategic Program agreements. In addition, the Bank's capital ratios under the Community Bank Leverage Ratio framework ("CBLR") substantially exceeded the well-capitalized thresholds, and management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.
Executive Summary
Net income for the three months ended March 31, 2023, decreased $5.6 million to $3.9 million when compared to the three months ended March 31, 2022 due primarily to a reduction in gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income, lower strategic program fees resulting primarily from a decline in loan origination volumes, and an increase in interest expense associated with our deposit base. Partially offsetting the decrease in net income were a reduction in the provision for income taxes as well as a smaller decrease in fair value of the Company's investment in Business Funding Group, LLC ("BFG") when compared to the first quarter of 2022.
The net interest margin was 12.51% for the quarter ended March 31, 2023, compared to 13.37% for the first quarter of 2022. The decline in net interest margin was due primarily to a $63.6 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average balances in the Company's loans held for investment portfolio.
Total assets increased by $41.5 million to $442.3 million as of March 31, 2023 compared to December 31, 2022. This increase was primarily attributable to a $36.0 million increase in net loans receivable and a $5.0 million increase in interest-bearing deposits.

Originations of Strategic Program loans held-for-sale decreased by $1.6 billion to $0.9 billion for the three months ended March 31, 2023 compared to the first quarter of 2022 due mainly to market deceleration.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	% Change
Interest income	$13,401	$13,223	1.4%
Interest expense	(1,295)	(262)	395.2%
Provision for loan losses	(2,668)	(2,947)	(9.5)%
Non-interest income	4,527	11,682	(61.3)%
Non-interest expense	(8,740)	(9,048)	(3.4)%
Provision for income taxes	(1,364)	(3,214)	(57.6)%
Net income	$3,861	$9,434	(59.1)%
Net income for the three months ended March 31, 2023 was $3.9 million, a decrease of $5.6 million or 59.1% from net income of $9.4 million for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease of $7.2 million or 61.3% in non-interest income due to a $4.9 million or 96.3% reduction in the gain on sale of loans primarily attributable to the Company's decision to increase retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income, lower strategic program fees of $2.9 million, or 44.4%, resulting primarily from a decline in loan origination volume, and an increase of $1.0 million, or 395.2%, in interest expense associated with our deposit base, partially offset by a decrease in income taxes of $1.9 million, or 57.6%.
Net Interest Income and Net Interest Margin Analysis
Net interest income was the primary contributor to our earnings in 2023 and 2022. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”
For the three months ended March 31, 2023, our net interest income decreased $0.9 million, or 6.6%, to $12.1 million compared to the three months ended March 31, 2022. This decrease was primarily due to decreases in the loans held for sale balances, rate increases associated with our certificates of deposit accounts and growth in our interest bearing demand deposit accounts. Partially offsetting these impacts were increased yields associated with our interest bearing deposits, loans held-for-sale and loans held for investment as well as growth in our loans held for investment portfolio. Average interest earning assets increased by $4.8 million, or 1.2%, to $392.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, while the related yield on average interest earning assets increased by 20 basis points to 13.84%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2023 increased by 239 basis points to 3.18%, and the average balance in interest bearing liabilities increased by $31.9 million to $165.5 million, or 23.9%, compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits as well as volume growth in our interest bearing demand accounts. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, demand deposits sourced through Lively, Inc., Institutional Deposit exchanges, and brokered deposit arrangements. For the three months ended March 31, 2023, average outstanding balances under our PPPLF decreased compared to the three months ended March 31, 2022, due primarily to the decrease in PPP loan balances. Our net interest margin decreased to 12.51% for the three months ended March 31, 2023 from 13.37% for the three months ended March 31, 2022.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.1 million (including de minimis SBA fees related to PPP loans) and a net cost of approximately $0.4 million (including de minimis SBA fees related to PPP loans) for the three months ended March 31, 2023 and 2022, respectively. Average balances have been calculated using daily averages.

	Three Months Ended March 31,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$88,038	$987	4.55%	$79,855	$28	0.14%
Investment securities	14,142	72	2.07%	11,263	39	1.39%
Loans held for sale	31,041	3,061	39.99%	94,610	6,765	28.60%
Loans held for investment	259,383	9,281	14.51%	202,052	6,391	12.65%
Total interest earning assets	392,604	13,401	13.84%	387,780	13,223	13.64%
Non-interest earning assets	22,813			13,794
Total assets	$415,417			$401,574
Interest bearing liabilities:
Demand	$41,532	$385	3.76%	$6,344	$14	0.88%
Savings	8,313	10	0.50%	6,678	1	0.06%
Money market accounts	12,089	58	1.96%	31,889	22	0.28%
Certificates of deposit	103,225	842	3.31%	87,626	224	1.02%
Total deposits	165,159	1,295	3.18%	132,537	261	0.79%
Other borrowings	297	—	0.35%	985	1	0.41%
Total interest bearing liabilities	165,456	1,295	3.18%	133,522	262	0.79%
Non-interest bearing deposits	91,701			137,750
Non-interest bearing liabilities	16,602			11,553
Shareholders’ equity	141,658			118,749
Total liabilities and shareholders’ equity	$415,417			$401,574
Net interest income and interest rate spread		$12,106	10.67%		$12,961	12.85%
Net interest margin			12.51%			13.37%
Ratio of average interest-earning assets to average interest- bearing liabilities			237.29%			290.42%

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

	Three Months Ended March 31,
	2023 vs 2022
	Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$956	$3	$959
Investment securities	22	11	33
Loans held-for-sale	5,394	(9,098)	(3,704)
Loans held for investment	987	1,903	2,890
Total interest income	7,359	(7,181)	178
Interest expense:
Demand	138	233	371
Savings	9	—	9
Money market accounts	40	(4)	36
Certificates of deposit	572	46	618
Other borrowings	—	(1)	(1)
Total interest bearing liabilities	759	274	1,033
Change in net interest income	$6,600	$(7,455)	$(855)
Provision for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The provision for credit losses is a charge to income to bring our allowance for credit losses ("ACL") to a level deemed appropriate by management and approved by our board of directors. We determine the provision for credit losses monthly in connection with our evaluation of the adequacy of our ACL. For a description of the factors we considered in determining the ACL see Recently adopted accounting pronouncements - Allowance for Credit Losses presented in Note 1 - "Summary of Significant Accounting Policies" in Part I, Item 1 of this Report.
Our provision for credit losses was $2.7 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The slight decrease from the prior periods was primarily due to a decrease in strategic program loans held for investment as well as the impact from the adoption of CECL.
Noninterest Income
The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$3,685	$6,623	$(2,938)	(44.4%)
Gain on sale of loans	187	5,052	(4,865)	(96.3%)
SBA loan servicing fees	591	387	204	52.7%
Change in fair value on investment in BFG	(85)	(398)	313	(78.6%)
Other miscellaneous income	149	18	131	738.4%
Total noninterest income	$4,527	$11,682	$(7,156)	(61.3%)
For the three months ended March 31, 2023, total noninterest income decreased $7.2 million, or 61.3%, to $4.5 million compared to the three months ended March 31, 2022. This decrease was primarily due to a $4.9 million, or 96.3%, reduction in the gain on sale of loans primarily attributable to the Company's decision to increase retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income and lower strategic program fees of $2.9 million, or 44.4%, primarily resulting from a decline in loan origination volume.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$5,257	$6,953	$(1,696)	(24.4%)
Professional Services	1,474	633	841	132.7%
Occupancy and equipment expenses	712	352	360	102.0%
Recovery of SBA servicing asset	(253)	(59)	(194)	330.5%
Other operating expenses	1,550	1,169	381	32.6%
Total noninterest expense	$8,740	$9,048	$(308)	(3.4%)
For the three months ended March 31, 2023, total noninterest expense decreased $0.3 million, or 3.4%, to $8.7 million compared to the three months ended March 31, 2022. This decrease was primarily due to the decrease in salaries and employee benefits, partially offset by an increase in professional services expenses. The $1.7 million, or 24.4%, decrease in salaries and employee benefits for the three months ended March 31, 2023 compared to the prior year period was primarily due to the cessation in June 2022 of commission accruals related to the Company’s strategic lending program. For the three months ended March 31, 2023, professional services increased $0.8 million, or 132.7%, to $1.5 million compared to the three months ended March 31, 2022. This increase was primarily due to an increase in consulting fees.

Financial Condition
The following table summarizes selected components of the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	As of		Change
($ in thousands)	March 31, 2023	December 31, 2022	$	%

Total assets	$442,299	$400,780	$41,519	10.4%
Investment securities held to maturity, at cost	13,880	14,292	(412)	(2.9)%
Loans receivable, net	260,221	224,217	36,004	16.1%
Deposits	283,192	242,998	40,194	16.5%
PPP Liquidity Facility	283	314	(31)	(9.9%)
Total shareholders' equity	144,353	140,459	3,894	2.8%
Total equity to total assets	32.6%	34.9%		6.5%
Weighted average shares outstanding, basic	12,708,326	12,740,933		0.3%
Weighted average shares outstanding, diluted	13,172,288	13,218,403		0.3%
Total assets at March 31, 2023 were $442.3 million, an increase of $41.5 million from December 31, 2022. The increase in total assets was due primarily to increases in loans receivable, net, of $36.0 million and cash and due from banks of $5.0 million.
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
SBA 7(a) Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of March 31, 2023 and December 31, 2022, we had total SBA 7(a) loans of $178.7 million and $145.2 million, respectively, representing 60.0% and 55.8% of our total loans, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by temporarily retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.

Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of March 31, 2023 and December 31, 2022, we had total commercial non-real estate loans of $17.9 million and $11.5 million, respectively, representing 6.0% and 4.4% of our total loans, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of March 31, 2023 and December 31, 2022, we had total residential real estate loans of $31.0 million and $37.8 million, respectively, representing 10.4% and 14.5% of our total loans, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. As of March 31, 2023 and December 31, 2022, we had total Strategic Program loans of $46.8 million and $47.8 million, respectively, representing 15.7% and 18.4% of our total loans, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We have generally sold most of these loans, but as our capital grows, we may choose to hold more of the funded loans and/or receivables. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of March 31, 2023 and December 31, 2022, we had total commercial real estate loans of $17.0 million and $12.1 million, respectively, representing 5.7% and 4.7% of our total loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of March 31, 2023 and December 31, 2022, we had total consumer loans of $6.4 million and $5.8 million, respectively, representing 2.2% and 2.2% of our total loans, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Portfolio Program Summary
Through our diversification efforts, we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.
The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
($s in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$178,663	60.0%	$145,172	55.8%
Commercial, non real estate	17,890	6.0%	11,484	4.4%
Residential real estate	30,994	10.4%	37,815	14.5%
Strategic Program loans	46,806	15.7%	47,848	18.4%
Commercial real estate	17,022	5.7%	12,063	4.7%
Consumer	6,351	2.2%	5,808	2.2%
Total	$297,726	100.0%	$260,190	100.0%
(1)The amount of SBA loans as of March 31, 2023 and December 31, 2022 includes approximately $0.6 million and $0.6 million of PPP loans. SBA loans as of March 31, 2023 and December 31, 2022 include $75.9 million and $49.5 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
Loan Maturity and Sensitivity to Changes in Interest Rates
As of March 31, 2023, including the impact of PPP loans, $141.5 million, or 52.0%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $130.8 million as of March 31, 2023. The variable rate portion of our total held for investment loan portfolio at March 31, 2023 was $212.8 million, or 78.1%. As of December 31, 2022, including the impact of PPP loans, $131.4 million, or 55.5%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $105.2 million as of December 31, 2022. The variable rate portion of our total held for investment loan portfolio at December 31, 2022 was $184.3 million, or 77.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.
The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2023 and December 31, 2022:

As of March 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$296	1.50%	$363	2.63%	$169	9.75%
Commercial, non-real estate	3,883	5.74%	12,928	5.84%	1,068	6.42%
Residential real estate	5,289	6.00%	3,878	6.17%	62	4.28%
Strategic Program loans	14,725	114.92%	6,668	56.66%	—	23.74%
Commercial real estate	2,113	6.10%	1,785	7.15%	101	3.33%
Consumer	2,049	7.59%	3,953	7.86%	50	10.15%

Variable rate loans:
SBA	11,397	9.66%	45,013	9.66%	75,581	9.47%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	20,279	8.76%	995	6.48%	489	9.27%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	2,698	9.64%	2,920	9.30%	4,726	8.98%
Consumer	79	4.09%	220	0.90%	—	—%
Total	$62,808	33.26%	$78,723	12.58%	$82,246	9.40%

As of March 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$130	9.75%	$958	1.00%
Commercial, non-real estate	11	3.77%	17,890	5.85%
Residential real estate	2	4.44%	9,231	6.06%
Strategic Program loans	—	—%	21,393	96.77%
Commercial real estate	18	3.18%	4,017	6.48%
Consumer	—	—%	6,052	7.79%

Variable rate loans:
SBA	45,714	9.23%	177,705	9.47%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	21,763	8.80%
Strategic Program loans	—	—%	—	—%
Commercial real estate	2,661	8.32%	13,005	9.06%
Consumer	—	—%	299	1.74%
Total	$48,536	9.18%	$272,313	15.78%
(1)The amount of SBA fixed rate loans includes approximately $0.6 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of March 31, 2023, six PPP loans have been granted maturity date extensions.

As of December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$272	1.00%	$354	1.00%	$—	—%
Commercial, non-real estate	2,683	4.97%	8,395	4.96%	394	4.79%
Residential real estate	3,924	5.40%	3,590	5.50%	61	4.27%
Strategic Program loans	16,589	113.89%	7,669	51.27%	1	24.56%
Commercial real estate	1,689	5.39%	1,102	5.80%	29	3.87%
Consumer	1,838	7.57%	3,597	7.80%	62	10.31%

Variable rate loans:
SBA	9,335	8.53%	36,741	8.53%	61,545	8.38%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	29,242	8.08%	550	9.28%	445	9.23%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	957	8.72%	2,525	8.32%	3,909	8.27%
Consumer	82	4.56%	229	1.38%	—	—%
Total	$66,611	34.10%	$64,752	12.81%	$66,446	8.36%

As of December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$—	—%	$626	1.00%
Commercial, non-real estate	12	3.78%	11,484	4.96%
Residential real estate	3	4.43%	7,578	5.44%
Strategic Program loans	—	—%	24,259	94.10%
Commercial real estate	8	3.50%	2,828	5.53%
Consumer	—	—%	5,497	7.75%

Variable rate loans:
SBA	36,925	8.20%	144,546	8.38%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	30,237	8.12%
Strategic Program loans	—	—%	—	—%
Commercial real estate	1,844	8.15%	9,235	8.31%
Consumer	—	—%	311	2.22%
Total	$38,792	8.20%	$236,601	16.80%
(1)The amount of SBA fixed rate loans includes approximately $0.6 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of December 31, 2022, six PPP loans have been granted maturity date extensions.
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
The Company had a total of $0.7 million in nonperforming assets and $0.1 million in material loan modifications at March 31, 2023. The Company had no nonperforming assets and $0.1 million in troubled debt restructurings at December 31, 2022.
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
Accurate and timely loan risk grading is considered a critical component of an effective credit risk management system. Loan grades take into consideration the borrower’s financial condition, industry trends, and the economic environment. Loan risk grades are changed as necessary to reflect the risk inherent in the loan. Among other things, we use loan risk grading information for loan pricing, risk and collection management and determining monthly credit loss reserve adequacy. Further, on a quarterly basis, the Loan Committee holds a Loan Risk Grade meeting, wherein all loans in our portfolio are reviewed for accurate risk grading. Any changes are made after the Loan Risk Grade meeting to provide for accurate reporting. Reporting is achieved in Loan Committee minutes, which minutes are reviewed by the Board. We supplement credit department supervision of the loan underwriting, approval, closing, servicing and risk grading process with periodic loan reviews by risk department personnel specific to the testing of controls.
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
Pass - A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is believed to be remote.
Watch – A Watch asset may be a larger loan or one that places a heavier reliance on collateral due to the relative financial strength of the borrower. The assets may be maintenance intensive requiring closer monitoring. The obligor is believed to have an adequate primary source of repayment.
Special Mention – A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, the Company believes that it is currently protected against a default and loss is considered unlikely and not imminent.

Substandard – A Substandard asset is believed to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have identified weaknesses and are characterized by the possibility that the Company may sustain some loss if deficiencies are not corrected.
Not Rated - For certain Strategic Program and consumer loans, the Company the Company does not evaluate and risk rate the loans in the same manner as other loans in the Company’s portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow the Company to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans is highly correlated with delinquency levels.
Allowance for Credit Losses
We adopted Financial Accounting Standards Board Accounting Standards Update No. 2016–13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as the “CECL model,” on January 1, 2023.
The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Our judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change. We evaluate the ACL on a monthly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ACL is reviewed by regulatory examinations and the Company’s auditors.
Credit losses are charged against the ACL when we believe that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL when received. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.
The ACL & ALL was $12.0 million at March 31, 2023 and December 31, 2022.

The following table presents a summary of changes in the ACL & ALL for the periods and dates indicated:

($ in thousands)	Three Months Ended March 31, 2023
ACL:
Beginning balance	$11,985
Impact of ASU 2016-13 adoption(1)	257
Adjusted beginning balance	12,242
Provision for loan losses	2,668
Charge offs
Construction and land development	—
Residential real estate	—
Residential real estate multifamily	—
Commercial real estate	(122)
Commercial and industrial	(18)
Consumer	—
Lease financing receivables	—
Strategic Program loans	(3,025)
Recoveries
Construction and land development	—
Residential real estate	3
Residential real estate multifamily	—
Commercial real estate	—
Commercial and industrial	2
Consumer	—
Lease financing receivables	—
Strategic Program loans	284
Ending balance	12,034
(1)ASU 2016-13 (CECL) was adopted January 1, 2023.

($ in thousands)	Three Months Ended March 31, 2022
ALL:
Beginning balance	$9,855
Provision for loan losses	2,947
Charge offs
SBA	(31)
Commercial, non-real estate	—
Residential real estate	—
Strategic Program loans	(2,878)
Commercial real estate	—
Consumer	—
Recoveries
SBA	—
Commercial, non-real estate	1
Residential real estate	—
Strategic Program loans	93
Commercial real estate	—
Consumer	—
Ending balance	9,987
The following tables show the allocation of the ACL as of March 31, 2023, and ALL as of December 31, 2022, among loan categories. The ACL related to Strategic Programs constitutes 60.1% of the total ACL while comprising 7.9% of total loans as of March 31, 2023. The ALL related to Strategic Programs constitutes 55.9% of the total ALL while comprising 10.3% of total loans as of December 31, 2022. This reflects the increased credit risks associated with certain retained Strategic Program loans.

	March 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$285	2.4%
Residential real estate	799	6.6%
Residential real estate multifamily	5	—%
Commercial real estate	3,034	25.2%
Commercial and industrial	277	2.3%
Consumer	82	0.7%
Lease financing receivables	325	2.7%
Strategic Program loans	7,227	60.1%
Total	$12,034	100.0%

	December 31, 2022
($ in thousands)	Amount	% of Total Allowance
SBA	$4,294	35.8%
Commercial, non real estate	401	3.4%
Residential real estate	497	4.2%
Strategic Program loans	6,701	55.9%
Commercial real estate	27	0.2%
Consumer	65	0.5%
Total	$11,985	100.0%
The following table reflects the ratios of the ACL to total loans, nonaccrual loans to total loans, and the ACL to nonaccrual loans by CECL loan category as of March 31, 2023.

	ACL to Total Loans	Nonaccrual loans to Total Loans	ACL to Nonaccrual loans
Construction and land development	1.1%	—%	—%
Residential real estate	2.6%	—%	—%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate	1.9%	0.5%	410.0%
Commercial and industrial	1.7%	—%	—%
Consumer	1.4%	—%	—%
Lease financing receivables	2.2%	—%	—%
Strategic Program loans	33.8%	—%	—%
Total	4.4%	0.3%	1,626.2%
The following table reflects the ratios of the ALL to total loans, nonaccrual loans to total loans, and the ALL to nonaccrual loans by loan category as of December 31, 2022.

($ in thousands)	ALL to Total Loans	Nonaccrual to Total Loans	ALL to Nonaccrual loans
SBA	3.0%	—%	—%
Commercial, non-real estate	3.5%	—%	—%
Residential real estate	1.3%	—%	—%
Strategic Program loans	29.9%	—%	—%
Commercial real estate	0.2%	—%	—%
Consumer	1.1%	—%	—%
Total	5.1%	—%	—%
Due primarily to the normalization of credit losses to pre-pandemic market conditions, the ratio of net charge-offs to average loans outstanding was generally higher for loan categories during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances in the three months ended March 31, 2023. The increase in the ratio for SBA loans in the three months ended March 31, 2023 was primarily due to the charge-off of loans previously carried as classified assets.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans
SBA	$136	$166,344	0.1%	$31	$135,471	—%
Commercial, non-real estate	—	14,564	—%	(1)	3,364	—%
Residential real estate	—	31,060	—%	—	27,961	—%
Strategic program loans	2,741	23,323	11.8%	2,785	26,732	10.4%
Commercial real estate	—	17,058	—%	—	3,804	—%
Consumer	—	7,034	—%	—	4,720	—%
Total	$2,877	$259,383	1.1%	$2,815	$202,052	1.4%
Interest-Bearing Deposits in Other Banks
Our interest-bearing deposits in other banks increased to $105.2 million at March 31, 2023 from $100.2 million at December 31, 2022, an increase of $5.0 million, or 5.0%. This increase was primarily due to a decrease in held-for-sale loan balances. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.
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
The following tables summarize the contractual maturities and weighted average yields of investment securities at March 31, 2023, and the amortized cost of those securities as of the indicated dates.

As of March 31, 2023
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—
Total	$—	$—	$—	$—

	As of March 31, 2023
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$2,396	2.3%	$5,413	1.7%	$7,809
Collateralized mortgage obligations	840	3.1%	5,231	1.1%	6,071
Total	$3,236	2.6%	$10,644	1.9%	$13,880

The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the nine months ended March 31, 2023 and March 31, 2022.
At March 31, 2023, there were eighteen securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at March 31, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position as of December 31, 2022.
Total Liabilities
Total liabilities increased to $297.9 million, or 14.5%, as of March 31, 2023 from $260.3 million as of December 31, 2022 primarily due to an increase in brokered deposits utilized in the funding of our Strategic Programs.
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
The following table presents the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	March 31, 2023		December 31, 2022
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$79,930	28.2%	$78,817	32.5%
Interest-bearing deposits:
Demand	42,030	14.9%	50,746	20.8%
Savings	7,963	2.8%	8,289	3.4%
Money markets	12,993	4.6%	10,882	4.5%
Time certificates of deposit	140,276	49.5%	94,264	38.8%
Total period end deposits	$283,192	100.0%	$242,998	100.0%

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$91,701	0.00%	49.6%	$96,581	0.00%	43.4%	$137,750	0.00%	51.0%
Interest-bearing deposits:
Demand	41,532	3.76%	16.2%	44,115	3.40%	19.8%	6,344	0.88%	2.3%
Savings	8,313	0.50%	3.3%	7,605	0.26%	3.4%	6,678	0.06%	2.5%
Money market	12,089	1.96%	4.7%	15,109	1.19%	6.8%	31,889	0.28%	11.8%
Time certificates of deposit	103,225	3.31%	40.2%	59,273	1.34%	26.6%	87,626	1.02%	32.4%
Total average deposits	$256,860	2.04%	100.0%	$222,683	1.12%	100.0%	$270,287	0.39%	100.0%
Our deposits increased to $283.2 million as of March 31, 2023 from $243.0 million as of December 31, 2022, an increase of $40.2 million, or 16.5%, and was primarily due to an increase in brokered time deposits utilized in the funding of our Strategic Programs. Our Interest-bearing demand deposits decreased to $42.0 million as of March 31, 2023 from $50.7 million as of December 31, 2022, a decrease of $8.7 million, or 17.2%. This decrease was primarily due to a decrease in brokered demand deposits.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $116.1 million and $108.4 million as of March 31, 2023 and December 31, 2022, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at March 31, 2023 is as follows:

	March 31, 2023
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$65	$39	$531	$1,115	$1,750
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

Our primary source of funds to originate new loans is derived from deposits. Deposits are comprised of core and noncore deposits. We use brokered deposits and a rate listing service to advertise rates to banks, credit unions, and other institutional entities. We designate deposits obtained from this source as Institutional Deposits. Depositors of brokered and Institutional Deposits have generally been willing to place deposits with us at rates near the middle of the market. To attract deposits from local and nationwide consumer and commercial markets, we historically paid rates at the higher end of the market, which we have been able to pay due to our high margin and technology oriented business model. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources.
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 23.9% of total assets at March 31, 2023.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At March 31, 2023, we had the ability to access $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of credit to borrow up to $1.0 million at March 31, 2023. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $2.5 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2023. In long term borrowings, we had $0.3 million outstanding at March 31, 2023 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2023, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $105.6 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.
Capital Resources
Shareholders’ equity increased $3.9 million to $144.4 million at March 31, 2023 compared to $140.5 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $3.9 million. Stock options exercised, and stock-based compensation increased additional paid-in capital in the aggregate by approximately $0.5 million while the repurchase of common stock and the adoption of ASC 2016-13 (CECL) reduced additional paid-in capital by approximately $0.2 million and $0.2 million, respectively.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 32.6% and 29.4% for the three months ended March 31, 2023 and 2022, respectively.
Our return on average equity was 11.1% and 31.4% for the three months ended March 31, 2023 and 2022, respectively. Our return on average assets was 3.8% and 9.4% for the three months ended March 31, 2023 and 2022, respectively.
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
Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank has elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these new capital requirements the Bank must maintain a leverage ratio greater than 9.0% for each year beginning in 2022.
As of March 31, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of		2022
Capital Ratios	March 31, 2023	December 31, 2022	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	24.0%	25.1%	9.0%
(1)The Well-Capitalized Requirement was 9.0%, respectively.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2023.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$121,960	$121,960	$—	$—	$—
Time deposits	140,276	102,816	25,973	11,487	—
Long term borrowings(1)	283	—	283	—	—
Operating lease obligations	7,242	858	2,184	2,287	1,913
Total	$269,761	$225,634	$28,440	$13,774	$1,913
(1)Balances in this category pertain to the PPPLF and are fully-collateralized with PPP loans
Off-Balance Sheet Items
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

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Revolving, open-end lines of credit	$1,932	$1,683
Commercial real estate	17,817	17,886
Other unused commitments	264	253
Total commitments	$20,013	$19,822
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Under the filer category of “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 3 of this Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not, as of March 31, 2023, maintain effective disclosure controls and procedures over financial reporting due to a material weakness in internal control over financial reporting that was identified and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The material weakness was related to internal accounting expertise and capabilities to properly record in our financial statements complex accounting issues, particularly related to certain aspects of accounting for transfers and servicing of financial instruments and the provision for income taxes. The material weakness also resulted in the Company not having adequate risk assessment and design of internal control activities surrounding the financial close and reporting process to ensure formal processes exist for identifying, analyzing, and accounting for key contracts and complex, non-routine transactions.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Remediation Plan
In response to deficiencies noted in late 2022, the Company began taking remedial actions, including, but not limited to, the hiring of additional personnel with SEC reporting experience and GAAP knowledge to strengthen our financial reporting capabilities. The Company will continue to review its existing internal controls surrounding the financial reporting process and enhance the design of controls over the accounting for key contracts and complex, non-routine transactions.

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
Item 1A.    Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) based on information currently known to us and recent developments since the date of the 2022 Form 10-K filing. The information included in the “Risk Factors” sections of the First Quarter Form 10-Q are incorporated by reference herein. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s stock during the first quarter of 2023.
During the three months ended March 31, 2023, we repurchased 23,573 shares of our common stock for $0.2 million (average per share purchase price of $9.12) pursuant to our common stock repurchase program.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	—	—	—	524,241
February 1, 2023 - February 28, 2023	—	—	—	524,241
March 1, 2023 - March 31, 2023	23,573	$9.12	23,573	500,668
Total	23,573	$9.12	23,573	500,668
____________________
(1)On August 18, 2022, the Company announced that the Board has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares.
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

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: May 15, 2023	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)