Form 10-Q
period 2023-06-30
Finwise Bancorp
filed 2023-08-15
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2023, the registrant had 12,719,773 shares of common stock, $0.001 par value per share, outstanding.

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
•future equity and debt issuances;

•the possibility that the proposed acquisition of BFG equity interests does not close when expected or at all because required regulatory approvals are not received or other conditions to closing are not satisfied on a timely basis or at all;
•that we may be required to modify the terms and conditions of the proposed acquisition to obtain regulatory approval;
•that the anticipated benefits of the proposed acquisition are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where we and BFG do business; and
•other factors listed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.
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

PART I
Item 1.    Financial Statements
FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$369	$386
Interest-bearing deposits	118,674	100,181
Total cash and cash equivalents	119,043	100,567
Investment securities held-to-maturity, at cost	14,403	14,292
Investment in Federal Home Loan Bank (FHLB) stock, at cost	476	449
Strategic Program loans held-for-sale, at lower of cost or fair value	42,362	23,589
Loans receivable, net	277,663	224,217
Premises and equipment, net	13,154	9,478
Accrued interest receivable	2,316	1,818
Deferred taxes, net	—	1,167
SBA servicing asset, net	5,233	5,210
Investment in Business Funding Group (BFG), at fair value	4,500	4,800
Operating lease right-of-use (“ROU”) assets	4,668	5,041
Income taxes receivable, net	2,355	—
Other assets	9,452	10,152
Total assets	$495,625	$400,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$93,347	$78,817
Interest-bearing	239,183	164,181
Total deposits	332,530	242,998
Accrued interest payable	466	54
Income taxes payable, net	—	1,077
Deferred taxes, net	140	—
PPP Liquidity Facility	252	314
Operating lease liabilities	6,792	7,020
Other liabilities	7,997	8,858
Total liabilities	348,177	260,321

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,723,703 and 12,831,345 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in-capital	52,625	54,614
Retained earnings	94,810	85,832
Total shareholders’ equity	147,448	140,459
Total liabilities and shareholders’ equity	$495,625	$400,780
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$14,355	$12,864	$26,697	$26,020
Interest on securities	77	44	149	83
Other interest income	1,437	105	2,424	133
Total interest income	15,869	13,013	29,270	26,236

Interest expense
Interest on deposits	2,194	244	3,489	505
Interest on PPP Liquidity Facility	—	—	—	1
Total interest expense	2,194	244	3,489	506
Net interest income	13,675	12,769	25,781	25,730

Provision for credit losses	2,688	2,913	5,359	5,860
Net interest income after provision for loan losses	10,987	9,856	20,422	19,870

Non-interest income
Strategic Program fees	4,054	6,221	7,739	12,844
Gain on sale of loans, net	700	2,412	887	7,464
SBA loan servicing fees	226	342	817	729
Change in fair value on investment in BFG	120	(575)	35	(973)
Other miscellaneous income	188	31	337	49
Total non-interest income	5,288	8,431	9,815	20,113

Non-interest expense
Salaries and employee benefits	6,681	6,594	11,938	13,547
Professional services	1,305	1,511	2,779	2,145
Occupancy and equipment expenses	718	469	1,430	821
(Recovery) impairment of SBA servicing asset	(339)	1,135	(592)	1,076
Other operating expenses	1,634	1,310	3,181	2,478
Total non-interest expense	9,999	11,019	18,736	20,067
Income before income tax expense	6,276	7,268	11,501	19,916

Provision for income taxes	1,638	1,786	3,002	5,000
Net income	$4,638	$5,482	$8,499	$14,916

Earnings per share, basic	$0.36	$0.43	$0.66	$1.17
Earnings per share, diluted	$0.35	$0.41	$0.64	$1.10

Weighted average shares outstanding, basic	12,603,463	12,716,010	12,655,605	12,698,714
Weighted average shares outstanding, diluted	12,989,530	13,417,390	13,080,620	13,444,347
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
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended June 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2023	12,824,572	$13	$54,827	$89,513	$144,353
Stock-based compensation expense	168,821	—	629	—	629
Common stock repurchased	(269,690)	—	(2,831)	659	(2,173)
Net Income	—	—	—	4,638	4,638
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448

Six Months Ended June 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2023	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	168,821	—	1,050	—	1,050
Stock options exercised	16,800	—	40	—	40
Common stock repurchased	(293,263)	—	(3,079)	691	(2,388)
Net Income	—	—	—	8,499	8,499
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$8,499	$14,916

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,648	754
Provision for credit losses	5,359	5,860
Noncash operating lease cost	373	445
Net amortization in securities discounts and premiums	1	18
Capitalized servicing assets	(150)	(2,243)
Gain on sale of loans, net	(887)	(7,464)
Originations of Strategic Program loans held-for-sale	(1,942,395)	(4,436,343)
Proceeds on Strategic Program loans held-for-sale	1,923,622	4,465,492
Change in fair value of BFG	(35)	973
(Recovery) impairment of SBA servicing asset	(592)	1,076
Stock-based compensation expense	1,050	139
Deferred income tax benefit	1,307	(195)
Net changes in:
Accrued interest receivable	(498)	126
Accrued interest payable	412	(14)
Other assets	(1,647)	(725)
Operating lease liabilities	(228)	13
Other liabilities	(1,938)	(5,337)
Net cash provided by (used in) operating activities	(6,099)	37,491

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(45,742)	10,036
Purchase of lease pools	(12,386)	—
Investment in equity investment	(9)	—
Distributions from BFG	335	327
Purchase of bank premises and equipment, net	(4,605)	(2,784)
Proceeds from maturities and paydowns of securities held-to-maturity	879	917
Purchases of securities held to maturity	(992)	(1,975)
Purchase of FHLB stock	(27)	(71)
Net cash (used in) provided by investing activities	(62,547)	6,450

Cash flows from financing activities:
Net increase (decrease) in deposits	89,532	(32,533)
Common stock repurchased	(2,388)	—
Proceeds from exercise of stock options	40	40
Repayment of PPP Liquidity Facility	(62)	(674)
Net cash used in financing activities	87,122	(33,167)

Net change in cash and cash equivalents	18,476	10,774
Cash and cash equivalents, beginning of the period	100,567	85,754
Cash and cash equivalents, end of the period	$119,043	$96,528

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$5,050	$7,257
Interest	$3,077	$520

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$—	$7,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies
Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries FinWise Bank, f/k/a Utah Community Bank and FinWise Investment, LLC. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp, f/k/a All West Bancorp, was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investment, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with rules and regulations of the Securities and Exchange Commission ("SEC") and include the activity of the Company and its wholly owned subsidiaries, FinWise Investments, LLC and the Bank. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The unaudited consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.
Out-of-period adjustments – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three and six months ended June 30, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
During the fourth quarter of 2022, the Company established a new loan trailing fee asset which is included in “Other assets” on the Consolidated Balance Sheets of approximately $2.3 million and recognized $2.1 million in gain on sale of loans ($1.5 million net of tax) as an out-of-period adjustment of which $1.2 million ($0.9 million net of tax) would have been recorded in the first three quarters of 2022 with the remaining $0.9 million ($0.6 million net of tax) associated with years prior to 2022. Before this correction, the loan trailing fees had been recognized in revenue during the month payment was owed by the Strategic Program rather than as a gain to be recognized upon sale of the loan receivables. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three and six months ended December 31, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
Loans Held For Sale - Loans held-for-sale are carried at the lower of aggregate cost and fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value.
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
Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) has authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. Since commencement of the repurchase program, the Company has repurchased 413,263 shares for approximately $3.5 million as of June 30, 2023 and retired them at cost.
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
ACL in accordance with CECL methodology
With respect to the Bank's core portfolio which consists of SBA 7(a), local lending, retail point of sale, and equipment finance and leasing, the Bank pools similar loans that are collectively evaluated and determines an appropriate level of general allowance by portfolio segment using a non-discounted cash flow model taking into account probability of default, loss in the event of default, and prepayment speed estimates based on industry specific collected data. The model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. With respect to the Bank's active retained Strategic Program loan portfolio, the Bank is using a methodology that compares the actual loan performance of a vintage to the worst performing loans within that vintage, known as the high-water mark. The Bank records the expected credit losses based on the high-water mark loss rate. With respect to the Bank's inactive retained Strategic Program loan portfolio, performance data at the summary level provided by the Strategic Programs is banded by credit profile and original loan term and compared to actual loan performance on a quarterly basis. The expected loss rate is supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to national unemployment rate forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following that are derived from the Interagency Policy Statement on Allowance for Credit Losses: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio; changes in the nature and volume of the loan portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due loans, nonaccrual loans, and classified or graded loans; changes in the quality of the Bank's loan review system; changes in the value of underlying collateral for loans that are not collateral-dependent; changes in the level of concentration of credit; changes in the effect of competition, legal, and regulatory requirements on the level of estimated credit losses; and, if applicable, changes in the composition and volume of the loan portfolio due to mergers, acquisitions, and other significant transactions not considered elsewhere. The Bank also considers as an additional qualitative factor any lingering "ripple" effects of the Covid-19 pandemic, including lasting changes to consumer behavior, lending, and society at large. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant.

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
In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:
Commercial Real Estate. These loans are generally secured by owner-occupied nonfarm, nonresidential properties, or by other nonfarm, nonresidential properties. Owner-occupied commercial real estate loans are typically repaid first by the cash flows generated by the underlying business. Factors that may influence a business' cash flows include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Non-owner occupied commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. In the first half of 2023, there were no loan modifications which were subject to the new reporting.

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
Note 2 – Investments
Investment securities held-to-maturity, at cost
The Company's held-to-maturity ("HTM") investment portfolio consists of Agency mortgage-backed securities and Agency collateralized mortgage obligations. The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at June 30, 2023 and December 31, 2022, are summarized as follows:

	June 30, 2023
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$7,511	$—	$(867)	$6,644
Collateralized mortgage obligations	6,892	—	(806)	6,086
Total securities held-to-maturity	$14,403	$—	$(1,673)	$12,730

	December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$8,087	$5	$(825)	$7,267
Collateralized mortgage obligations	6,205	—	(744)	5,461
Total securities held-to-maturity	$14,292	$5	$(1,569)	$12,728
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At June 30, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM securities due to the composition of the portfolio which is generally considered not to have credit risk given the government guarantee associated with these agencies.
The Company had nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at June 30, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at December 31, 2022, as summarized in the following tables:

	June 30, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$794	$(16)	$5,850	$(851)	$6,644	$(867)
Collateralized mortgage obligations	2,631	(68)	3,455	(738)	6,086	(806)
Total securities held-to-maturity	$3,425	$(84)	$9,305	$(1,589)	$12,730	$(1,673)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,374	$(190)	$3,962	$(635)	$6,336	$(825)
Collateralized mortgage obligations	2,752	(96)	2,709	(648)	5,461	(744)
Total securities held-to-maturity	$5,126	$(286)	$6,671	$(1,283)	$11,797	$(1,569)
The amortized cost and estimated market value of debt securities at June 30, 2023 and December 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,070	2,868	3,388	3,202
Due after ten years	11,333	9,862	10,904	9,526
Total Securities held-to-maturity	$14,403	$12,730	$14,292	$12,728
At June 30, 2023, held-to-maturity securities in the amount of $12.6 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three and six months ended June 30, 2023 or 2022.
FHLB stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.70% of outstanding FHLB advances. At June 30, 2023 and December 31, 2022, the Bank owned $0.5 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2023 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

Note 3 – Loans and Allowance for Credit Losses
Loans outstanding by general ledger classification as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
($ in thousands)
SBA	$189,028	$145,172
Commercial, non-real estate	24,851	11,484
Residential real estate	30,378	37,815
Strategic Program loans	63,094	47,848
Commercial real estate	18,677	12,063
Consumer	6,993	5,808
Total loans	$333,021	$260,190
Loans held-for-sale	(42,362)	(23,589)
Total loans held for investment	$290,659	$236,601
Deferred loan fees, net	(675)	(399)
Allowance for credit losses[1]	(12,321)	(11,985)
Net loans	$277,663	$224,217

(1) The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.
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
Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at June 30, 2023 and December 31, 2022, was $29.8 million and $16.6 million, respectively.

Strategic Program loans retained and held-for-sale as of June 30, 2023 and December 31, 2022, are summarized as follows:

	June 30,	December 31,
	2023	2022
($ in thousands)
Retained Strategic Program loans	$20,732	$24,259
Strategic Program loans held-for-sale	42,362	23,589
Total Strategic Program loans	$63,094	$47,848
Allowance for Credit Losses
In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the Federal Deposit Insurance Corporation ("FDIC") Consolidated Reports of Condition and Income ("Call Report") codes. The following pool segments identified as of June 30, 2023 are based on the CECL methodology:

($ in thousands)
Construction and land development	$24,949
Residential real estate	29,357
Residential real estate multifamily	572
Commercial real estate	170,253
Commercial and industrial	16,507
Consumer	6,180
Lease financing receivables	22,109
Retained Strategic Program loans	20,732
Total loans	$290,659
The portfolio classes identified as of December 31, 2022 are based on the incurred loss methodology and are segmented by general ledger classification as detailed below.

($ in thousands)
SBA	$145,172
Commercial, non-real estate	11,484
Residential real estate	37,815
Retained Strategic Program loans	24,259
Commercial real estate	12,063
Consumer	5,808
Total loans	$236,601

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended June 30, 2023
($ in thousands)	Beginning Balance	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$285	$(6)	$—	$—	$279
Residential real estate	799	(51)	(121)	81	708
Residential real estate multifamily	5	1	—	—	6
Commercial real estate	3,034	133	—	—	3,167
Commercial and industrial	277	75	(66)	1	287
Consumer	82	27	(19)	—	90
Lease financing receivables	325	203	—	—	528
Retained Strategic Program loans	7,227	2,293	(2,516)	252	7,256
Total allowance for loan losses	$12,034	$2,675	$(2,722)	$334	$12,321

Unfunded lending commitments	29	13	—	—	42
Total allowance for credit losses	$12,063	$2,688	$(2,722)	$334	$12,363

	Six Months Ended June 30, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 adoption	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(78)	$—	$—	$279
Residential real estate	876	(58)	(73)	(121)	84	708
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate	3,238	(574)	625	(122)	—	3,167
Commercial and industrial	339	(85)	114	(84)	3	287
Consumer	65	14	30	(19)	—	90
Lease financing receivables	339	(105)	294	—	—	528
Retained Strategic Program loans	6,701	1,131	4,429	(5,541)	536	7,256
Total allowance for loan losses	$11,985	$257	$5,343	$(5,887)	$623	$12,321

Unfunded lending commitments	—	26	16	—	—	42
Total allowance for credit losses	$11,985	$283	$5,359	$(5,887)	$623	$12,363
Activity in the allowance for loan losses by general ledger classification based on the incurred loss methodology was as follows:

	Three Months Ended June 30, 2022
($ in thousands)	Beginning Balance	Provision (Reversal) of Loan Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$3,064	$374	$(102)	$48	$3,384
Commercial, non-real estate	107	166	—	1	274
Residential real estate	411	4	—	—	415
Retained Strategic Program loans	6,322	2,365	(2,560)	315	6,442
Commercial real estate	21	1	—	—	22
Consumer	62	3	—	—	65
Total allowance for loan losses	$9,987	$2,913	$(2,662)	$364	$10,602

	Six Months Ended June 30, 2022
($ in thousands)	Beginning Balance	Provision (Reversal) of Loan Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$2,739	$730	$(133)	$48	$3,384
Commercial, non-real estate	132	140	—	2	274
Residential real estate	352	63	—	—	415
Retained Strategic Program loans	6,549	4,923	(5,438)	408	6,442
Commercial real estate	21	1	—	—	22
Consumer	62	3	—	—	65
Total allowance for loan losses	$9,855	$5,860	$(5,571)	$458	$10,602

The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance as of December 31, 2022. For the year ended December 31, 2022, the allowance was calculated based on the incurred loss methodology.

	Allowance for Loan Losses			Portfolio Loan Balances
($ in thousands)	Individually	Collectively	Total	Individually	Collectively	Total
SBA	$—	$4,294	$4,294	$450	$144,722	$145,172
Commercial, non-real estate	—	401	401	—	11,484	11,484
Residential real estate	—	497	497	—	37,815	37,815
Retained Strategic Program loans	—	6,701	6,701	—	24,259	24,259
Commercial real estate	—	27	27	—	12,063	12,063
Consumer	—	65	65	—	5,808	5,808
Total loans	$—	$11,985	$11,985	$450	$236,151	$236,601
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2022:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$450	$450	$—	$711	$36
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Retained Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$450	$450	$—	$711	$36

Nonaccrual and past due loans are summarized below as of June 30, 2023 and December 31, 2022:

June 30, 2023
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total

Construction and land development	$24,733	$216	$—	$—	$216	$—	$24,949
Residential real estate	29,239	—	—	—	—	118	29,357
Residential real estate multifamily	572	—	—	—	—	—	572
Commercial real estate	169,513	—	—	—	—	740	170,253
Commercial and industrial	16,458	28	21	—	49	—	16,507
Consumer	6,120	53	7	—	60	—	6,180
Lease financing receivables	22,109	—	—	—	—	—	22,109
Retained Strategic Program loans	19,022	935	638	137	1,710	—	20,732
Total	$287,766	$1,232	$666	$137	$2,035	$858	$290,659

December 31, 2022
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$144,803	$369	$—	$—	$369	$—	$145,172
Commercial, non-real estate	11,484	—	—	—	—	—	11,484
Residential real estate	37,387	428	—	—	428	—	37,815
Retained Strategic Program loans	22,080	1,184	802	193	2,179	—	24,259
Commercial real estate	12,063	—	—	—	—	—	12,063
Consumer	5,776	32	—	—	32	—	5,808
Total	$233,593	$2,013	$802	$193	$3,008	$—	$236,601
The amount of interest income for the six months ended June 30, 2023 and 2022, that was not recorded on nonaccrual loans was de minimis.
The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Bank measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by Call Report code and then risk grade grouping.
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
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross chargeoffs for the six months ended June 30, 2023:

June 30, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$4,595	$15,789	$4,358	$207	$—	$24,949
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	4,595	15,789	4,358	207	—	24,949
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	1,328	8,765	1,603	3,577	1,818	17,091
Watch	333	7,169	1,918	2,716	—	12,136
Special Mention	—	—	—	12	—	12
Substandard	—	118	—	—	—	118
Total	1,661	16,052	3,521	6,305	1,818	29,357
Current period gross writeoff	—	(121)	—	—	—	(121)

Residential real estate multifamily
Pass	200	266	80	—	—	546
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	200	266	80	26	—	572
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate
Pass	41,966	34,298	859	14,220	—	91,343

Watch	16,087	34,310	15,069	12,260	—	77,726
Special Mention	—	—	—	444	—	444
Substandard	—	356	—	384	—	740
Total	58,053	68,964	15,928	27,308	—	170,253
Current period gross writeoff	—	—	—	(122)	—	(122)

Commercial and industrial
Pass	5,266	2,869	866	1,854	—	10,855
Watch	1,340	2,649	957	595	—	5,541
Special Mention	—	—	—	18	—	18
Substandard	—	—	—	93	—	93
Total	6,606	5,518	1,823	2,560	—	16,507
Current period gross writeoff	—	—	(13)	(71)	—	(84)

Consumer
Pass	2,001	2,463	873	780	1	6,118
Watch	38	—	—	1	—	39
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	23	—	—	—	—	23
Total	2,062	2,463	873	781	1	6,180
Current period gross writeoff	—	(5)	(12)	(2)	—	(19)

Lease financing receivables
Pass	14,178	7,616	—	315	—	22,109
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	14,178	7,616	—	315	—	22,109
Current-period gross writeoffs	—	—	—	—	—	—

Retained Strategic Program loans
Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	11,136	7,450	2,145	1	—	20,732
Total	11,136	7,450	2,145	1	—	20,732
Current-period gross writeoffs	(438)	(4,474)	(627)	(2)	—	(5,541)

Total portfolio loans receivable, gross	98,491	124,118	28,728	37,503	1,819	290,659
Total current-period gross writeoffs	(438)	(4,600)	(652)	(197)	—	(5,887)
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and considering certain credit quality indicators as of the date indicated:

December 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$144,149	$573	$450	$145,172
Commercial, non-real estate	11,484	—	—	11,484
Residential real estate	37,815	—	—	37,815
Commercial real estate	12,063	—	—	12,063
Consumer	5,808	—	—	5,808
Not Risk Graded
Retained Strategic Program loans				24,259
Total	$211,319	$573	$450	$236,601
Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings ("TDRs") only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance (ASU 2022-02), loans with modifications made after January 1, 2023, will be reported under the new loan modification guidance whether a concession is made or not. As of January 1, 2023, the Company has ceased to recognize or measure new TDRs but those existing at December 31, 2022 will remain until settled.
In the six months ended June 30, 2023 there were no material loan modifications reportable under the new guidance.
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
During the three and six months ended June 30, 2022, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the six months ended June 30, 2022. This same loan was paid in full with interest on June 2, 2022.
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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)	Collateral Type
As of June 30, 2023	Real Estate	Personal Property	Total
Commercial real estate	$1,809	$—	$1,809
Residential real estate	118	—	118
Total	$1,927	$—	$1,927

($ in thousands)	Collateral Type
As of December 31, 2022	Real Estate	Personal Property	Total
Commercial real estate	$356	$—	$356

Note 4 – Lease Liabilities
The Company includes commercial operating leases with an original cost of $7.1 million and $2.8 million within premises and equipment, net as of June 30, 2023 and December 31, 2022, respectively. Net book value of the operating leases as of June 30, 2023 and December 31, 2022 was $6.7 million and $2.7 million. Rental income from operating leases for the three months ended June 30, 2023 was $0.2 million and for the three months ended June 30, 2022 was a de minimis amount. Rental income from operating leases for the six months ended June 30, 2023 was $0.3 million and for the six months ended June 30, 2022 was a de minimis amount. Depreciation expense for the related premises and equipment was $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense for the related premises and equipment was $0.9 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
The Company leases its facilities under noncancelable operating leases. Rent expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $0.5 million and $0.6 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Six Months Ended December 31, 2023	$558
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Thereafter	2,203
Total	7,221
Less present value discount	(429)
Operating lease liabilities	$6,792

The Company entered into one lease during the six months ended June 30, 2022 to provide additional space while the Murray office construction was completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities.

	Six Months Ended
	June 30, 2023	June 30, 2022

Weighted-average remaining lease term – operating leases (in years)	6.3	7.2
Weighted-average discount rate – operating leases	1.9%	1.9%
Supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
($ in thousands)
Operating cash flows from operating leases	$21	$28	$292	$56
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	—	7,380
The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Operating leases
Operating lease cost	$219	$278	$438	$514
Variable lease cost	9	4	18	8
Operating lease expense	228	282	456	522
Short-term lease rent expense	—	28	—	28
Net rent expense	$228	$310	$456	$550
Note 5 – SBA Servicing Asset
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $302.0 million and $318.6 million at June 30, 2023 and December 31, 2022, respectively.
The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$5,284	$5,225	$5,210	$3,938
Additions to servicing asset	150	835	150	2,243
Recovery of SBA servicing asset	339	(1,135)	592	(1,076)
Amortization of servicing asset	(540)	(339)	(719)	(519)
Ending balance	$5,233	$4,586	$5,233	$4,586
The fair market value of the SBA servicing asset as of June 30, 2023 and December 31, 2022, was $5.2 million and $5.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 15.68%, weighted average term of 4.24 years, and a weighted average discount rate of 14.33% at June 30, 2023.
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
Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of June 30, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2023
Leverage ratio (CBLR election)	$103,813	22.4%	$41,718	9.0%
December 31, 2022
Leverage ratio (CBLR election)	$91,674	25.1%	$32,898	9.0%
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of June 30, 2023 and December 31, 2022.
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
Note 7 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of June 30, 2023 and December 31, 2022, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $2.5 million and $2.6 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the line of credit. Loans totaling $3.8 million and $4.0 million were pledged to secure the FHLB line of credit as of June 30, 2023 and December 31, 2022, respectively.
Subsequent to June 30, 2023, the Bank pledged additional loans to the FHLB of $46.9 million resulting in an increase to the available line of credit of $30.9 million. No funds had been advanced utilizing the line increase during the period beginning July 1, 2023 through the date of this report.
Lines of Credit
At June 30, 2023 and December 31, 2022, the Bank had the ability to access $10.4 million and $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. At June 30, 2023, the Bank had the ability to access $0.8 million from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $1.0 million at December 31, 2022. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds at June 30, 2023 and December 31, 2022. The Bank had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2023 and December 31, 2022.
In April 2023, Zions Bank notified the Bank that due to the banking industry disruptions, Zions Bank was limiting its Fed Funds line advances to secured arrangements and would continue to do so for the foreseeable future, thereby eliminating the unsecured line the Bank had previously maintained with Zions Bank. In August 2023, the Bank was notified that Zions Bank was reinstating the unsecured Fed Funds line advance and increasing the Bank's borrowing capacity to $5.0 million.
Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program ("PPP") loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at June 30, 2023. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2022. The average outstanding borrowings were $0.3 million during the six months ended June 30, 2023 and $0.8 million during the six months ended June 30, 2022.
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

At June 30, 2023 and December 31, 2022, financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
($ in thousands)	2023	2022
Revolving, open-end lines of credit	$1,966	$1,683
Commercial real estate	22,667	17,886
Other unused commitments	221	253
	$24,854	$19,822
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $41.5 thousand as of June 30, 2023.
Note 8 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. These distributions were recorded in the Consolidated Balance Sheets as decreases in the investment in BFG.
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
Subsequent to June 30, 2023, the Company entered into a Membership Purchase Agreement (the "Purchase Agreement") with BFG and four members of BFG ("Sellers") dated as of July 25, 2023. Pursuant to the Purchase Agreement, the Company will acquire an additional 10% voting ownership interest in BFG (the "Transaction"). As a part of the Transaction, the Company’s existing 5.1% non-voting ownership interest in BFG will be converted to a voting ownership interest and, when combined with the Company’s existing 4.9% voting ownership interest and the 10% voting ownership interest in BFG to be acquired in the Transaction, the Company will have a 20% voting ownership interest in BFG.
At the closing of the Transaction (the "Closing"), the Company will issue in the aggregate 372,132 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers in exchange for their 10% aggregate ownership interest in BFG, provided that the average of the last sales prices of the Company's Common Stock on the Nasdaq National Market for the 10 consecutive trading days preceding the Closing date (the "Average FinWise Share Price") is less than $12.63 per share and greater than $6.00 per share.
The Purchase Agreement contains representations and warranties, covenants and indemnification provisions which the Company believes are customary for a transaction of this nature. If on the Closing date, the Average FinWise Share Price is more than $12.63 per share, the Company may terminate the Purchase Agreement. If on the Closing date, the Average FinWise Share Price is less than $6.00 per share, BFG may terminate the Purchase Agreement. Closing is subject to certain conditions, including the receipt of any required regulatory approval. Either of the Company or the Sellers may terminate the Purchase Agreement if any condition to the other parties’ obligations has not been satisfied by September 30, 2023.
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
The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At June 30, 2023, 335,353 shares are available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At June 30, 2023, 1,550 shares under 2016 Plan are available for future issuance.
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
The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are estimated based on the Company’s historical forfeiture experience. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The table below summarizes the assumptions used for the options granted during the six months ended June 30, 2023. No options were granted during the first three months of 2022.

For the Six Months Ended June 30,
2023
Risk-free interest rate	3.6% - 4.0%
Expected term in years	5.5 – 7.5
Expected volatility	43.9% – 44.9%
Expected dividend yield	—
The following summarizes stock option activity for the three months and six months ended June 30, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options granted	124,906	8.64	9.6	—
Options exercised	(16,800)	2.37	0.0	111,656
Options forfeited	(8,264)	9.25	0.0	11,765
Outstanding at June 30 2023	981,467	$5.72	7.4	$3,546,581
Options vested and exercisable at June 30 2023	689,418	$4.78	6.9	$3,000,920

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31 2023	863,429	$5.32	7.3	$3,407,917
Options granted	123,806	8.63	9.6	—
Options forfeited	(5,768)	8.94	0	7,884
Outstanding at June 30 2023	981,467	$5.72	7.4	$3,546,581
Options vested and exercisable at June 30 2023	689,418	$4.78	6.9	$3,000,920
The weighted average grant-date fair value of options per share granted during the six months ended June 30, 2023 was $4.12. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was a de minimis amount. During the six months ended June 30, 2023, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.
The weighted average grant-date fair value of options per share granted during the six months ended June 30, 2022 was $6.26. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 was $0.2 million. During the six months ended June 30, 2022, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options.

Stock-based compensation expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Pre-tax
Stock options	$142	$54	$237	$93
Restricted shares	487	46	813	46
Total	$629	$100	$1,050	$139
After-tax
Stock options	$126	$53	$218	$91
Restricted shares	532	46	777	46
Total	$658	$99	$995	$137
As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.7 million and $1.7 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.8 years and 1.6 years.
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
Investment in BFG: The Company purchased its ownership interest in BFG on December 31, 2019. The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of June 30, 2023 and December 31, 2022. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.5 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Six Months Ended June 30,
($ in thousands)	2023	2022
Beginning balance	$4,800	$5,900
Distributions from BFG	(335)	(327)
Change in fair value of BFG	35	(973)
Ending balance	$4,500	$4,600
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
The table below presents the carrying amount and fair value of the Company's financial instruments:

		June 30, 2023		December 31, 2022
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$119,043	$119,043	$100,567	$100,567
Investment securities held-to-maturity	2	14,403	12,730	14,292	12,728
Investment in FHLB stock	2	476	476	449	449
Loans held for investment	3	277,663	294,533	224,217	237,225
Loans held-for-sale	2	42,362	42,357	23,589	23,586
Accrued interest receivable	2	2,316	2,316	1,818	1,818
SBA servicing asset	2	5,233	5,233	5,210	5,210
Investment in BFG	3	4,500	4,500	4,800	4,800
Financial liabilities:
Total deposits	2	332,530	306,396	242,998	221,287
Accrued interest payable	2	466	466	54	54
PPP Liquidity Facility	2	252	252	314	314
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Nonrecurring assets
Individually evaluated loans	$952	$—	$—	$952
December 31, 2022
Nonrecurring assets
Individually evaluated loans	$450	$—	$—	$450
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

Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of June 30, 2023 and as of December 31, 2022, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2023
Individually evaluated loans	$952	Market comparable	Adjustment to appraisal value	0.34%

December 31, 2022
Individually evaluated loans	$450	Market comparable	Adjustment to appraisal value	0.20%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of June 30, 2023 and as of December 31, 2022 are shown in the following table:

($ in thousands)	June 30, 2023 Range (Weighted Average)	December 31, 2022 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	10.7%	10.8%
Expense growth rate	14.1%	11.5%
Discount rate	25.0%	30.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.0x	3.0x to 5.0x
Note 11 – Income Taxes
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased $1.3 million to a deferred tax liability during the six months ended June 30, 2023 as a result of changes to temporary timing differences associated with accelerated tax depreciation. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at June 30, 2023.
For the six months ended June 30, 2023 and 2022, income tax expense was $3.0 million and $5.0 million, respectively, resulting in an effective income tax rate of 26.1% and 25.1%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the six months ended June 30, 2023 due primarily to nondeductible wages, state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 24.9% during the six months ended June 30, 2022 due primarily to the tax effect of stock-based compensation.
The Company had no unrecognized tax benefits at June 30, 2023.

Note 12 – Related Parties
In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of June 30, 2023 and December 31, 2022. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.3 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the three and six months ended June 30, 2023 and 2022 ($ in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Numerator:
Net income	$4,638	$5,482	$8,499	$14,916
Amount allocated to participating common shareholders(1)	(88)	(41)	(122)	(112)
Net income allocate to common shareholders	$4,550	$5,441	$8,377	$14,804
Denominator:
Weighted average shares outstanding, basic	12,603,463	12,716,010	12,655,605	12,698,714
Weighted average effect of dilutive securities:
Stock options	327,786	558,855	359,632	589,091
Warrants	58,281	142,525	65,383	156,542
Weighted average shares outstanding, diluted	12,989,530	13,417,390	13,080,620	13,444,347
Earnings per share, basic	$0.36	$0.43	$0.66	$1.17
Earnings per share, diluted	$0.35	$0.41	$0.64	$1.10
(1)Represents earnings attributable to holders of unvested restricted stock issued outside of the Plan to the Company’s employees.
There were 621,835 and 336,192 anti-dilutive options for the six months ended June 30, 2023 and 2022, respectively, reported in the table above. There were 204,617 shares and 113,458 anti-dilutive warrants for the six months ended June 30, 2023 and 2022, respectively, reported in the table above.
Note 14 – Subsequent Events
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
The Company has evaluated subsequent events through August 14, 2023, which is the date the consolidated financial statements are available to be issued.
On July 25, 2023, the Company entered into a definitive agreement with BFG and four members of BFG to acquire an additional 10% of its membership interests in exchange for 372,132 shares of the Company’s stock, subject to regulatory approval and other customary closing conditions. For further details, refer to Note 8 – Investment in Business Funding Group, LLC.

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
The following discussion and analysis is intended as a review of significant factors affecting the Company's financial condition and results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes thereto and the 2022 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our most recently filed Annual Report on Form 10-K entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all our material business operations through our wholly owned subsidiary, FinWise Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. With the exception of our adoption of ASU 2016-13, Topic 326, there have been no significant changes during the six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.
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
Recent Banking Industry Disruptions
During the first quarter of 2023, the banking industry experienced significant disruptions including bank failures and industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. In response to the disruption, the Company performed an analysis of its deposits and determined that as of March 31, 2023, 36.1% of deposits at the Bank were uninsured, 15.4% of total Bank deposits were accounts owned directly or indirectly by the Company or the Bank and an additional 5.8% were required deposits under our Strategic Program agreements. As of June 30, 2023, 36.3% of deposits at the Bank were uninsured, 13.2% of total Bank deposits were accounts owned directly or indirectly by the Company or the Bank and an additional 8.1% were required deposits under our Strategic Program agreements. In addition, the Bank's capital ratios under the Community Bank Leverage Ratio framework ("CBLR") substantially exceeded the well-capitalized thresholds, and management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.
Executive Summary
Net income for the three months ended June 30, 2023 decreased $0.8 million to $4.6 million when compared to the three months ended June 30, 2022. The decrease was primarily due to lower strategic program fees mainly as a result of a decline in loan origination volumes, higher interest expense on deposits, and increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income. Partially offsetting the decrease in net income were an increase in interest income and a recovery on the SBA servicing asset compared to the second quarter of 2022.
Net income for the six months ended June 30, 2023 decreased $6.4 million to $8.5 million when compared to the six months ended June 30, 2022 due primarily to a reduction in gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income and lower strategic program fees resulting primarily from a decline in loan origination volumes. While total interest income increased $3.0 million for the six months ended June 30, 2023 compared to the same period in 2022, an increase in total interest expense associated with a shift in our deposit base of $3.0 million offset this increase. Partially offsetting the decrease in net income were a reduction in the provision for income taxes as well as an increase in fair value of the Company's investment in Business Funding Group, LLC ("BFG") when compared to the six months ended June 30, 2022.
The net interest margin was 12.14% for the quarter ended June 30, 2023, compared to 13.69% for the second quarter of 2022. The decline in net interest margin was due primarily to a $33.4 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average balances in the Company's loans held for investment portfolio.
The net interest margin was 12.31% for the six months ended June 30, 2023, compared to 13.53% for the six months ended June 30, 2022. The decline in net interest margin was due primarily to a $48.4 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average balances in the Company's loans held for investment portfolio.

Total assets increased by $94.8 million to $495.6 million as of June 30, 2023 compared to December 31, 2022. This increase was primarily attributable to a $53.4 million increase in net loans receivable, a $18.8 million increase in Strategic Program loans held-for-sale, and a $18.5 million increase in interest-bearing deposits.
Originations of Strategic Program loans held-for-sale decreased by $0.9 billion to $1.2 billion for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and $2.5 billion to $1.9 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due mainly to more adverse market and economic conditions.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Interest income	$15,869	$13,013	21.9%	$29,270	$26,236	11.6%
Interest expense	(2,194)	(244)	798.3%	(3,489)	(506)	589.9%
Provision for loan losses	(2,688)	(2,913)	(7.7)%	(5,359)	(5,860)	(8.6)%
Non-interest income	5,288	8,431	(37.3)%	9,815	20,113	(51.2)%
Non-interest expense	(9,999)	(11,019)	(9.3)%	(18,736)	(20,067)	(6.6)%
Provision for income taxes	(1,638)	(1,786)	(8.3)%	(3,002)	(5,000)	(40.0)%
Net income	$4,638	$5,482	(15.4)%	$8,499	$14,916	(43.0)%
Net income for the three months ended June 30, 2023 was $4.6 million, a decrease of $0.8 million, or 15.5%, from net income of $5.5 million for the three months ended June 30, 2022. The decrease was primarily attributable to a decrease of $2.2 million or 34.8% in strategic program fees primarily resulting from a decline in loan origination volume, an increase of $2.0 million, or 798.3%, in interest expense associated with a shift in our deposit base, and lower gain on sale of loans of $1.7 million or 71.0% primarily attributable to the Company's decision to increase retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income, partially offset by a recovery of SBA servicing asset of $1.5 million which did not occur in the prior year period, or 129.9%.
Net income for the six months ended June 30, 2023 was $8.5 million, a decrease of $6.4 million, or 43.0%, from net income of $14.9 million for the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of $10.3 million, or 51.2%, in non-interest income due mainly to a $6.6 million or 88.1% reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income and lower strategic program fees of $5.1 million, or 39.7%, resulting primarily from a decline in loan origination volume. While total interest income increased $3.0 million for the six months ended June 30, 2023 compared to the same period in 2022, an increase of $3.0 million, or 588.7%, in interest expense associated with a shift in our deposit base offset this increase. Partially offsetting the decrease in net income were a reduction in the provision for income taxes of $2.0 million, or 40.0%, as well as an increase in fair value of the Company's investment in BFG.
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
For the three months ended June 30, 2023, our net interest income increased $0.9 million, or 7.1%, to $13.7 million compared to the three months ended June 30, 2022. This increase was primarily due to increases in the Bank’s average balances on the loans held for investment portfolio, coupled with increasing yields on variable rate interest earning assets due to the rising rate environment, partially offset by increases in the interest rates being paid and average interest-bearing liability balances over the same periods. Our net interest margin decreased to 12.14% for the three months ended June 30, 2023 from 13.69% for the three months ended June 30, 2022. Average interest earning assets increased by $78.7 million, or 21.1%, to $451.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, while the related yield on average interest earning assets increased by 13 basis points to 14.08%. The cost of funds on interest bearing liabilities for the three months ended June 30, 2023 increased by 325 basis points to 4.01%, and the average balance in interest bearing liabilities increased by $91.5 million, or 71.6%, to $219.3 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits. Our net interest margin decreased to 12.14% for the three months ended June 30, 2023 from 13.69% for the three months ended June 30, 2022.
For the six months ended June 30, 2023, our net interest income increased $0.1 million, or 0.2%, to $25.8 million compared to the six months ended June 30, 2022. This increase was primarily due to increases in the yields on all interest earnings asset categories and was partially offset by decreases in the loans held-for-sale volume as well as increased rates on our certificate of deposit portfolio. Average interest earning assets increased by $42.0 million, or 11.0%, to $422.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, while the related yield on average interest earning assets increased by 18 basis points to 13.97%. The cost of funds on interest bearing liabilities for the six months ended June 30, 2023 increased by 288 basis points to 3.65%, and the average balance in interest bearing liabilities increased by $61.9 million, or 47.4%, to $192.5 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits as well as volume growth in our interest bearing demand accounts. Our net interest margin decreased to 12.31% for the six months ended June 30, 2023 from 13.53% for the six months ended June 30, 2022.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.2 million (including de minimis SBA fees related to PPP loans) and $0.1 million (including de minimis SBA fees related to PPP loans) for the three months ended June 30, 2023 and 2022, respectively. Loan fees are included in interest income on loans and represent net fees of approximately $0.4 million (including de minimis SBA fees related to PPP loans) and a net cost of approximately $0.3 million (including de minimis SBA fees related to PPP loans) for the six months ended June 30, 2023 and 2022, respectively. Average balances have been calculated using daily averages.

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$113,721	$1,437	5.07%	$82,046	$105	0.51%
Investment securities	14,137	77	2.19%	11,837	44	1.49%
Loans held for sale	41,390	3,860	37.41%	74,800	5,949	31.81%
Loans held for investment	282,686	10,495	14.89%	204,501	6,915	13.53%
Total interest earning assets	451,934	15,869	14.08%	373,184	13,013	13.95%
Non-interest earning assets	21,825			22,133
Total assets	$473,759			$395,317
Interest bearing liabilities:
Demand	$44,097	$426	3.88%	$7,587	$27	1.42%
Savings	7,334	10	0.56%	7,430	1	0.05%
Money market accounts	13,982	109	3.12%	29,318	21	0.29%
Certificates of deposit	153,662	1,649	4.30%	82,870	195	0.94%
Total deposits	219,075	2,194	4.02%	127,205	244	0.77%
Other borrowings	267	—	0.35%	601	—	0.35%
Total interest bearing liabilities	219,342	2,194	4.01%	127,806	244	0.76%
Non-interest bearing deposits	95,257			120,359
Non-interest bearing liabilities	14,206			19,429
Shareholders’ equity	144,954			127,723
Total liabilities and shareholders’ equity	$473,759			$395,317
Net interest income and interest rate spread		$13,675	10.07%		$12,769	13.19%
Net interest margin			12.14%			13.69%
Ratio of average interest-earning assets to average interest- bearing liabilities			206.04%			291.99%

	For the Six Months Ended
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance		Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$100,951	$2,424	4.84%	$80,962		$133	0.33%
Investment securities	14,139	149	2.13%	11,552		83	1.44%
Loans held for sale	36,244	6,922	38.51%	84,650		12,714	30.04%
Loans held for investment	271,095	19,775	14.71%	203,282		13,306	13.09%
Total interest earning assets	422,429	29,270	13.97%	380,446		26,236	13.79%
Non-interest earning assets	22,392			18,483
Total assets	$444,821			$398,929
Interest bearing liabilities:
Demand	$42,822	$812	3.82%	$6,969		$41	1.18%
Savings	7,821	21	0.53%	7,056		2	0.06%
Money market accounts	13,040	167	2.59%	30,596		43	0.28%
Certificates of deposit	128,583	2,489	3.90%	85,235		419	0.98%
Total deposits	192,266	3,489	3.66%	129,856		505	0.78%
Other borrowings	282	—	0.35%	792		1	0.35%
Total interest bearing liabilities	192,548	3,489	3.65%	130,648		506	0.77%
Non-interest bearing deposits	93,489			129,014
Non-interest bearing liabilities	15,387			15,630
Shareholders’ equity	143,396			123,637
Total liabilities and shareholders’ equity	$444,821			$398,929
Net interest income and interest rate spread		$25,781	10.32%		$25,730	$25,730	13.02%
Net interest margin			12.31%				13.53%
Ratio of average interest-earning assets to average interest- bearing liabilities			219.39%				291.20%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$1,277	$55	$1,332	$2,250	$41	$2,291
Investment securities	23	10	33	45	21	66
Loans held-for-sale	1,359	(3,448)	(2,089)	5,636	(11,428)	(5,792)
Loans held for investment	746	2,834	3,580	1,750	4,719	6,469
Total interest income	3,405	(549)	2,856	9,681	(6,647)	3,034
Interest expense:
Demand	105	294	399	234	537	771
Savings	9	—	9	18	1	19
Money market accounts	93	(5)	88	133	(9)	124
Certificates of deposit	1,174	280	1,454	1,769	301	2,070
Other borrowings	—	—	—	—	(1)	(1)
Total interest bearing liabilities	1,381	569	1,950	2,154	829	2,983
Change in net interest income	$2,024	$(1,118)	$906	$7,527	$(7,476)	$51
Provision for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology, allowance for loan losses ("ALL"), with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The provision for credit losses is a charge to income to bring our allowance for credit losses ("ACL") to a level deemed appropriate by management and approved by our board of directors. We determine the provision for credit losses monthly in connection with our evaluation of the adequacy of our ACL. For a description of the factors we considered in determining the ACL see Recently adopted accounting pronouncements - Allowance for Credit Losses presented in Note 1 - "Summary of Significant Accounting Policies" in Part I, Item 1 of this Report.
Our provision for credit losses was $2.7 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively. Our provision for credit losses was $5.4 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively. The slight decrease from the prior periods was primarily due to a decrease in strategic program loans held for investment, although the provision for the prior year period was calculated under the incurred loss model rather than the current expected credit loss methodology as required under ASU 2016-13 and is not necessarily comparable to the provisions charged in 2023.
Noninterest Income
The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$4,054	$6,221	$(2,167)	(34.8%)
Gain on sale of loans	700	2,412	(1,712)	(71.0%)
SBA loan servicing fees	226	342	(116)	(33.9%)
Change in fair value on investment in BFG	120	(575)	695	(120.9%)
Other miscellaneous income	188	31	157	510.7%
Total noninterest income	$5,288	$8,431	$(3,143)	(37.3%)
For the three months ended June 30, 2023, total noninterest income decreased $3.1 million, or 37.3%, to $5.3 million compared to the three months ended June 30, 2022. This decrease was primarily due to lower strategic program fees of $2.2 million, or 34.8%, primarily resulting from a decline in loan origination volume and a $1.7 million, or 71.0%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income.

	For the Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$7,739	$12,844	$(5,105)	(39.7%)
Gain on sale of loans	887	7,464	(6,577)	(88.1%)
SBA loan servicing fees	817	729	88	12.1%
Change in fair value on investment in BFG	35	(973)	1,008	(103.6%)
Other miscellaneous income	337	49	288	592.6%
Total noninterest income	$9,815	$20,113	$(10,298)	(51.2%)
For the six months ended June 30, 2023, total noninterest income decreased $10.3 million, or 51.2%, to $9.8 million compared to the six months ended June 30, 2022. This decrease was primarily due to a $6.6 million, or 88.1%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase interest income which resulted in a corresponding decrease in gain on sale income and lower strategic program fees of $5.1 million, or 39.7%, primarily resulting from a decline in loan origination volume.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$6,681	$6,594	$87	1.3%
Professional Services	1,305	1,511	(206)	(13.6%)
Occupancy and equipment expenses	718	469	249	53.2%
(Recovery) impairment of SBA servicing asset	(339)	1,135	(1,474)	(129.9%)
Other operating expenses	1,634	1,310	324	24.7%
Total noninterest expense	$9,999	$11,019	$(1,020)	(9.3%)
For the three months ended June 30, 2023, total noninterest expense decreased $1.0 million, or 9.3%, to $10.0 million compared to the three months ended June 30, 2022. This decrease was primarily due to a recovery on the SBA servicing asset during 2023 which did not occur in the prior year period and was offset by increases in other miscellaneous operating expenses.

($ in thousands)	For the Six Months Ended June 30,		Change
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$11,938	$13,547	$(1,609)	(11.9%)
Professional Services	2,779	2,145	634	29.6%
Occupancy and equipment expenses	1,430	821	609	74.1%
(Recovery) impairment of SBA servicing asset	(592)	1,076	(1,668)	(155.0%)
Other operating expenses	3,181	2,478	703	28.3%
Total noninterest expense	$18,736	$20,067	$(1,331)	(6.6%)
For the six months ended June 30, 2023, total noninterest expense decreased $1.3 million, or 6.6%, to $18.7 million compared to the six months ended June 30, 2022. This decrease was primarily due to a recovery on the SBA servicing asset during 2023 which did not occur in the prior year period as well as a decrease in salaries and employee benefits of $1.6 million, or 11.9%, due mainly to the cessation in June 2022 of commission accruals related to the Company’s strategic lending program. Partially offsetting these decreases were increases in professional services due to an increase in consulting fees, occupancy and equipment expenses and other miscellaneous operating expenses.

Financial Condition
The following table summarizes selected components of the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	As of		Change
($ in thousands)	June 30, 2023	December 31, 2022	$	%

Total assets	$495,625	$400,780	$94,845	23.7%
Investment securities held to maturity, at cost	14,403	14,292	111	0.8%
Loans receivable, net	277,663	224,217	53,446	23.8%
Deposits	332,530	242,998	89,532	36.8%
PPP Liquidity Facility	252	314	(62)	(19.8%)
Total shareholders' equity	147,448	140,459	6,989	5.0%
Total equity to total assets	29.7%	34.9%		14.8%
Weighted average shares outstanding, basic(1)	12,655,605	12,729,898		0.6%
Weighted average shares outstanding, diluted(1)	13,080,620	13,357,022		2.1%
(1)Average shares presented for June 30, 2023 and December 31, 2022 represent the six months ended and year ended.
Total assets at June 30, 2023 were $495.6 million, an increase of $94.8 million from December 31, 2022. The increase in total assets was due primarily to increases in loans receivable, net, of $53.4 million, Strategic Program loans held-for-sale of $18.8 million and cash and due from banks of $18.5 million.
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
SBA 7(a) Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of June 30, 2023 and December 31, 2022, we had total SBA 7(a) loans of $189.0 million and $145.2 million, respectively, representing 65.0% and 61.3% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.

Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of June 30, 2023 and December 31, 2022, we had total commercial non-real estate loans of $24.9 million and $11.5 million, respectively, representing 8.5% and 4.9% of our total loans held for investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of June 30, 2023 and December 31, 2022, we had total residential real estate loans of $30.4 million and $37.8 million, respectively, representing 10.5% and 16.0% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of June 30, 2023 and December 31, 2022, we had total Strategic Program loans held for investment of $20.7 million and $24.3 million, respectively, representing 7.1% and 10.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate primarily located in the Salt Lake City, Utah MSA, but not for personal expenditure purposes. As of June 30, 2023 and December 31, 2022, we had total commercial real estate loans of $18.7 million and $12.1 million, respectively, representing 6.4% and 5.2% of our total loans held for investment, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of June 30, 2023 and December 31, 2022, we had total consumer loans of $7.0 million and $5.8 million, respectively, representing 2.5% and 2.4% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Portfolio Program Summary
Through our diversification efforts, we have built an SBA 7(a) portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as non-store retailers (e-commerce), ambulatory healthcare services, professional, scientific and technical services (including law firms), and merchant wholesalers.
The following table summarizes our loan portfolio held for investment by loan program as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
($s in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$189,028	65.0%	$145,172	61.3%
Commercial, non real estate	24,851	8.5%	11,484	4.9%
Residential real estate	30,378	10.5%	37,815	16.0%
Strategic Program loans	20,732	7.1%	24,259	10.2%
Commercial real estate	18,677	6.4%	12,063	5.2%
Consumer	6,993	2.5%	5,808	2.4%
Total	$290,659	100.0%	$236,601	100.0%
(1)The amount of SBA loans as of June 30, 2023 and December 31, 2022 includes approximately $0.5 million and $0.6 million of PPP loans. SBA loans as of June 30, 2023 and December 31, 2022 include $85.5 million and $49.5 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
Loan Maturity and Sensitivity to Changes in Interest Rates
As of June 30, 2023, including the impact of PPP loans, $147.9 million, or 50.9%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $142.7 million as of June 30, 2023. The variable rate portion of our total held for investment loan portfolio at June 30, 2023 was $223.4 million, or 76.9%. As of December 31, 2022, including the impact of PPP loans, $131.4 million, or 55.5%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $105.2 million as of December 31, 2022. The variable rate portion of our total held for investment loan portfolio at December 31, 2022 was $184.3 million, or 77.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.

The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2023 and December 31, 2022:

As of June 30, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$306	1.49%	$302	2.98%	$171	9.75%
Commercial, non-real estate	5,104	6.24%	17,462	6.41%	2,274	7.18%
Residential real estate	5,855	6.06%	3,997	6.47%	61	4.28%
Strategic Program loans	14,833	119.51%	5,898	65.35%	1	23.74%
Commercial real estate	2,339	6.22%	1,732	7.30%	146	3.34%
Consumer	2,224	7.69%	4,318	8.03%	38	11.19%

Variable rate loans:
SBA	11,651	10.27%	46,372	10.27%	79,618	10.09%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	19,078	8.89%	680	9.40%	706	9.23%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	3,033	9.90%	2,326	10.07%	5,001	9.96%
Consumer	101	2.82%	312	0.47%	—	—%
Total	$64,524	33.97%	$83,399	12.92%	$88,016	9.98%

As of June 30, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$127	9.75%	$906	4.70%
Commercial, non-real estate	11	3.77%	24,851	6.44%
Residential real estate	1	4.48%	9,914	6.21%
Strategic Program loans	—	—%	20,732	104.10%
Commercial real estate	29	3.60%	4,246	6.54%
Consumer	—	—%	6,580	7.93%

Variable rate loans:
SBA	50,481	9.85%	188,122	10.08%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	20,464	8.92%
Strategic Program loans	—	—%	—	—%
Commercial real estate	4,071	9.83%	14,431	9.93%
Consumer	—	—%	413	1.05%
Total	$54,720	9.85%	$290,659	16.12%

(1)The amount of SBA fixed rate loans includes approximately $0.5 million of PPP loans. PPP loans originated prior to June 5, 2020, have a two year term. PPP loans originated on or after June 5, 2020, have a five year term. For PPP borrowers who submit completed applications for forgiveness, loan payments are automatically deferred until the SBA renders a decision on the forgiveness request. PPP borrowers who fail to submit timely forgiveness applications are required to make monthly payments beginning ten months from the end of the chosen “covered period”. The “covered period” is a maximum of 24 weeks from the origination date. Assuming a 24 week covered period, PPP borrowers are not required to begin making payments until 16 months after the origination date. At the time payments begin, if the borrower and lender of a two year PPP loan mutually agree to extend the term of the loan it can be extended to a five year term. As of June 30, 2023, six PPP loans have been granted maturity date extensions.

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
The Company had a total of $0.9 million in nonperforming assets and $0.1 million in material loan modifications at June 30, 2023. The Company had no nonperforming assets and $0.1 million in troubled debt restructurings at December 31, 2022.
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
Not Rated - For certain Strategic Program and consumer loans, the Company the Company does not evaluate and risk rate the loans in the same manner as other loans in the Company’s portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow the Company to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans has been highly correlated with delinquency levels.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
ACL:
Beginning balance	$12,034	$11,985
Impact of ASU 2016-13 adoption(1)	—	257
Adjusted beginning balance	12,034	12,242
Provision for loan losses	2,675	5,343
Charge offs
Construction and land development	—	—
Residential real estate	(121)	(121)
Residential real estate multifamily	—	—
Commercial real estate	—	(122)
Commercial and industrial	(66)	(84)
Consumer	(19)	(19)
Lease financing receivables	—	—
Strategic Program loans	(2,516)	(5,541)
Recoveries
Construction and land development	—
Residential real estate	81	84
Residential real estate multifamily	—
Commercial real estate	—
Commercial and industrial	1	3
Consumer	—	—
Lease financing receivables	—
Strategic Program loans	252	536
Ending balance	$12,321	$12,321
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

($ in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
ACL(2):
Beginning balance	$9,987	$9,855
Provision for loan losses	2,913	5,860
Charge offs
SBA	(102)	(133)
Commercial, non-real estate	—	—
Residential real estate	—	—
Strategic Program loans	(2,560)	(5,438)
Commercial real estate	—	—
Consumer	—	—
Recoveries
SBA	48	48
Commercial, non-real estate	1	2
Residential real estate	—	—
Strategic Program loans	315	408
Commercial real estate	—	—
Consumer	—	—
Ending balance	$10,602	$10,602
(2) ASU 2016-13 (CECL) was adopted January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.
The following tables show the allocation of the ACL as of June 30, 2023, and allowance for loan losses ("ALL") as of December 31, 2022, among loan categories. The ACL related to Strategic Programs constitutes 58.9% of the total ACL while comprising 7.1% of total loans held for investment as of June 30, 2023. The ALL related to Strategic Programs constitutes 55.9% of the total ALL while comprising 10.3% of total loans held for investment as of December 31, 2022. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	June 30, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$279	2.3%
Residential real estate	708	5.8%
Residential real estate multifamily	6	—%
Commercial real estate	3,167	25.7%
Commercial and industrial	287	2.3%
Consumer	90	0.7%
Lease financing receivables	528	4.3%
Strategic Program loans	7,256	58.9%
Total	$12,321	100.0%

	December 31, 2022
($ in thousands)	Amount	% of Total Allowance
SBA	$4,294	35.8%
Commercial, non real estate	401	3.4%
Residential real estate	497	4.2%
Strategic Program loans	6,701	55.9%
Commercial real estate	27	0.2%
Consumer	65	0.5%
Total	$11,985	100.0%
The following table reflects the ratios of the ACL to total loans held for investment ("LHFI"), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of June 30, 2023.

	ACL to Total LHFI	Nonaccrual loans to Total LHFI	ACL to Nonaccrual loans
Construction and land development	1.1%	—%	—%
Residential real estate	2.4%	0.4%	599.7%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate	1.9%	0.4%	38.7%
Commercial and industrial	1.7%	—%	—%
Consumer	1.5%	—%	—%
Lease financing receivables	2.4%	—%	—%
Strategic Program loans	35.0%	—%	—%
Total	4.2%	0.3%	1,435.8%
The following table reflects the ratios of the ALL to total loans held for investment, nonaccrual loans to total loans held for investment, and the ALL to nonaccrual loans by loan category as of December 31, 2022.

($ in thousands)	ALL to Total LHFI	Nonaccrual to Total LHFI	ALL to Nonaccrual loans
SBA	3.0%	—%	—%
Commercial, non-real estate	3.5%	—%	—%
Residential real estate	1.3%	—%	—%
Strategic Program loans	27.6%	—%	—%
Commercial real estate	0.2%	—%	—%
Consumer	1.1%	—%	—%
Total	5.1%	—%	—%
The decrease in ACL/ALL to total loans held for investment for the periods presented above was primarily due to growth in the SBA 7(a) loan balances guaranteed by the SBA held by the bank. The increase in nonaccrual loans to loans held for investment as well as the increase in ACL to nonaccrual loans ratios from December 31, 2022 to June 30, 2023 was related to a small number of loans that were moved to nonaccrual after the year ended.
Due primarily to the increase in our average loans held for investment balances, the ratio of net charge-offs to average loans outstanding by loan category was lower during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The increase in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances in the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)		Average Loans		NCO (Recovery) to Average Loans
SBA	$105	$183,543	0.2%	$54		$128,980		0.2%
Commercial, non-real estate	—	21,803	—%	(1)		5,885		(0.1)%
Residential real estate	—	29,465	—%	—		31,572		—%
Strategic Program loans	2,264	21,612	42.0%	2,245		28,392		31.7%
Commercial real estate	—	18,115	—%	—		4,814		—%
Consumer	19	8,148	0.9%	—		4,858		—%
Total	$2,388	$282,686	3.4%	$2,298	$2,298	$204,501	204501000	4.5%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
SBA	$240	$174,991	0.3%	$84	$132,208	0.1%
Commercial, non-real estate	—	18,204	—%	(2)	4,631	(0.1)%
Residential real estate	—	29,631	—%	—	29,579	—%
Strategic program loans	5,005	22,459	44.9%	5,030	27,565	36.8%
Commercial real estate	—	18,217	—%	—	4,510	—%
Consumer	19	7,594	0.5%	—	4,789	—%
Total	$5,264	$271,095	3.9%	$5,112	$203,282	5.1%
Interest-Bearing Deposits in Other Banks
Our interest-bearing deposits in other banks increased to $118.7 million at June 30, 2023 from $100.2 million at December 31, 2022, an increase of $18.5 million, or 18.5%. This increase was primarily due to an increase in reserve account requirements related to our Strategic Program loans. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
We classify investment securities as either held-to-maturity or available-for-sale based on our intentions and the Company’s ability to hold such securities until maturity. In determining such classifications, securities that we have the positive intent and the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the periods presented, all securities were classified as held-to-maturity.

The following tables summarize the contractual maturities and weighted average yields of investment securities at June 30, 2023, and the amortized cost of those securities as of the indicated dates.

As of June 30, 2023
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—
Total	$—	$—	$—	$—

	As of June 30, 2023
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$2,251	2.3%	$5,260	1.7%	$7,511
Collateralized mortgage obligations	818	3.1%	6,074	1.2%	6,892
Total	$3,069	2.7%	$11,334	2.0%	$14,403
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the six months ended June 30, 2023 and June 30, 2022.
At June 30, 2023, there were nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at June 30, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position as of December 31, 2022.
Total Liabilities
Total liabilities increased to $348.2 million, or 33.7%, as of June 30, 2023 from $260.3 million as of December 31, 2022 primarily due to an increase in brokered deposits utilized in the funding of our lending programs.
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

The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	June 30, 2023		December 31, 2022
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$93,347	28.1%	$78,817	32.5%
Interest-bearing deposits:
Demand	46,335	13.9%	50,746	20.8%
Savings	9,484	2.9%	8,289	3.4%
Money markets	14,473	4.3%	10,882	4.5%
Time certificates of deposit	168,891	50.8%	94,264	38.8%
Total period end deposits	$332,530	100.0%	$242,998	100.0%

	Three Months Ended
	June 30, 2023			December 31, 2022			June 30, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$95,257	—%	30.3%	$96,581	—%	43.4%	$120,359	—%	48.6%
Interest-bearing deposits:
Demand	44,097	3.88%	14.0%	44,115	3.40%	19.8%	7,587	1.42%	3.1%
Savings	7,334	0.56%	2.3%	7,605	0.26%	3.4%	7,430	0.05%	3.0%
Money market	13,982	3.12%	4.5%	15,109	1.19%	6.8%	29,318	0.29%	11.8%
Time certificates of deposit	153,662	4.30%	48.9%	59,273	1.34%	26.6%	82,870	0.94%	33.5%
Total average deposits	$314,332	2.80%	100.0%	$222,683	1.12%	100.0%	$247,564	0.39%	100.0%

	For the Six Months Ended
	June 30, 2023			June 30, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$93,489	—%	32.7%	$129,014	—%	49.9%
Interest-bearing deposits:
Demand	42,822	3.82%	15.0%	6,969	1.18%	2.7%
Savings	7,821	0.53%	2.7%	7,056	0.06%	2.7%
Money market	13,040	2.59%	4.6%	30,596	0.28%	11.8%
Time certificates of deposit	128,583	3.90%	45.0%	85,235	0.98%	32.9%
Total average deposits	$285,755	2.46%	100.0%	$258,870	0.39%	100.0%
Our deposits increased to $332.5 million as of June 30, 2023 from $243.0 million as of December 31, 2022, an increase of $89.5 million, or 36.8%, and was primarily due to an increase in brokered time deposits utilized in the funding of our lending programs. Our Interest-bearing demand deposits decreased to $46.3 million as of June 30, 2023 from $50.7 million as of December 31, 2022, a decrease of $4.4 million, or 8.7%. This decrease was primarily due to a decrease in brokered demand deposits.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $133.1 million and $108.4 million as of June 30, 2023 and December 31, 2022, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at June 30, 2023 is as follows:

	June 30, 2023
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$42	$68	$546	$1,149	$1,805
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 24.0% of total assets at June 30, 2023.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At June 30, 2023, we had the ability to access $10.4 million from the Federal Reserve Bank’s Discount Window and $0.8 million from the Federal Reserve Bank's Bank Term Funding Program on a collateralized basis. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.05 million in overnight funds. We also maintain a $2.5 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2023. In long term borrowings, we had $0.3 million outstanding at June 30, 2023 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2023, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $119.0 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.
Capital Resources
Shareholders’ equity increased $7.0 million to $147.4 million at June 30, 2023 compared to $140.5 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $8.5 million. Stock options exercised, and stock-based compensation increased additional paid-in capital in the aggregate by approximately $1.1 million while the repurchase of common stock and the adoption of ASC 2016-13 (CECL) reduced additional paid-in capital by approximately $2.4 million and $0.2 million, respectively.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 29.7% and 34.9% as of June 30, 2023 and December 31, 2022, respectively.
Our return on average equity was 12.8% and 17.2% for the three months ended June 30, 2023 and 2022, respectively. Our return on average assets was 3.9% and 5.5% for the three months ended June 30, 2023 and 2022, respectively. Our return on average equity was 12.0% and 24.3% for the six months ended June 30, 2023 and 2022, respectively. Our return on average assets was 3.9% and 8.0% for the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of
Capital Ratios	June 30, 2023	December 31, 2022	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	22.4%	25.1%	9.0%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2023.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$139,682	$139,682	$—	$—	$—
Time deposits	168,891	134,455	25,424	9,012	—
Long term borrowings(1)	252	—	252	—	—
Operating lease obligations	7,221	1,124	2,179	2,304	1,614
Total	$316,046	$275,261	$27,855	$11,316	$1,614
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

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Revolving, open-end lines of credit	$1,966	$1,683
Commercial real estate	22,667	17,886
Other unused commitments	221	253
Total commitments	$24,854	$19,822
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Under the filer category of “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 3 of this Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding require disclosures.
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
Item 1A.    Risk Factors
There are a number of factors that may adversely affect the Company's business, financial results or stock price. Refer to Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K for a discussion of these risks.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s stock during the second quarter of 2023.
During the three months ended June 30, 2023, we repurchased 269,690 shares of our common stock for $2.4 million (average per share purchase price of $8.03) pursuant to our common stock repurchase program.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	—	$—	—	500,668
May 1, 2023 - May 31, 2023	252,710	7.99	252710	247,958
June 1, 2023 - June 30, 2023	16,980	8.54	16,980	230,978
Total	269,690	$8.03	269,690	230,978
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

FinWise Bancorp

Date: August 14, 2023	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)