Form 10-Q
period 2023-09-30
Finwise Bancorp
filed 2023-11-13
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 12,493,565 shares of common stock, $0.001 par value per share, outstanding.

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
•changes in political conditions, including any prolonged U.S. government shutdown;
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

PART I
Item 1.    Financial Statements
FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$379	$386
Interest-bearing deposits	126,392	100,181
Total cash and cash equivalents	126,771	100,567
Investment securities held-to-maturity, at cost	15,840	14,292
Investment in Federal Home Loan Bank (FHLB) stock, at cost	476	449
Strategic Program loans held-for-sale, at lower of cost or fair value	45,710	23,589
Loans receivable, net	324,197	224,217
Premises and equipment, net	14,181	9,478
Accrued interest receivable	2,711	1,818
Deferred taxes, net	—	1,167
SBA servicing asset, net	4,398	5,210
Investment in Business Funding Group (BFG), at fair value	4,000	4,800
Operating lease right-of-use (“ROU”) assets	4,481	5,041
Income taxes receivable, net	1,134	—
Other assets	11,157	10,152
Total assets	$555,056	$400,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$94,268	$78,817
Interest-bearing	292,485	164,181
Total deposits	386,753	242,998
Accrued interest payable	581	54
Income taxes payable, net	—	1,077
Deferred taxes, net	234	—
PPP Liquidity Facility	221	314
Operating lease liabilities	6,545	7,020
Other liabilities	10,320	8,858
Total liabilities	404,654	260,321

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,493,565 and 12,831,345 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	13
Additional paid-in-capital	50,703	54,614
Retained earnings	99,687	85,832
Total shareholders’ equity	150,402	140,459
Total liabilities and shareholders’ equity	$555,056	$400,780
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$15,555	$12,481	$42,252	$38,501
Interest on securities	88	52	237	135
Other interest income	1,569	290	3,993	423
Total interest income	17,212	12,823	46,482	39,059

Interest expense
Interest on deposits	2,801	303	6,290	808
Interest on PPP Liquidity Facility	—	1	—	2
Total interest expense	2,801	304	6,290	810
Net interest income	14,411	12,519	40,192	38,249

Provision for credit losses	3,070	4,457	8,429	10,317
Net interest income after provision for loan losses	11,341	8,062	31,763	27,932

Non-interest income
Strategic Program fees	3,945	5,136	11,684	17,980
Gain on sale of loans, net	357	1,923	1,244	9,387
SBA loan servicing fees	199	327	1,016	1,056
Change in fair value on investment in BFG	(500)	(100)	(800)	(1,400)
Other miscellaneous income	1,228	237	1,900	613
Total non-interest income	5,229	7,523	15,044	27,636

Non-interest expense
Salaries and employee benefits	6,416	5,137	18,354	18,684
Professional services	750	1,701	3,529	3,845
Occupancy and equipment expenses	958	540	2,388	1,261
(Recovery) impairment of SBA servicing asset	337	(127)	(255)	949
Other operating expenses	1,609	1,218	4,790	3,797
Total non-interest expense	10,070	8,469	28,806	28,536
Income before income tax expense	6,500	7,116	18,001	27,032

Provision for income taxes	1,696	3,462	4,698	8,462
Net income	$4,804	$3,654	$13,303	$18,570

Earnings per share, basic	$0.38	$0.28	$1.04	$1.45
Earnings per share, diluted	$0.37	$0.27	$1.01	$1.37

Weighted average shares outstanding, basic	12,387,392	12,784,298	12,565,218	12,727,555
Weighted average shares outstanding, diluted	12,868,207	13,324,059	13,008,833	13,404,564
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
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)
Three Months Ended September 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448
Stock-based compensation expense	—	—	499	—	499
Common stock repurchased	(230,978)	(1)	(2,425)	73	(2,353)
Stock options exercised	840	—	4	—	4
Net Income	—	—	—	4,804	4,804
Balance at September 30, 2023	12,493,565	$12	$50,703	$99,687	$150,402

Nine Months Ended September 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2023	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	168,821	—	1,549	—	1,549
Stock options exercised	17,640	—	44	—	44
Common stock repurchased	(524,241)	(1)	(5,504)	764	(4,741)
Net Income	—	—	—	13,303	13,303
Balance at September 30, 2023	12,493,565	$12	$50,703	$99,687	$150,402
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$13,303	$18,570

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,844	1,345
Provision for credit losses	8,429	10,317
Noncash operating lease cost	560	689
Net amortization in securities discounts and premiums	—	26
Capitalized servicing assets	(150)	(3,164)
Gain on sale of loans, net	(1,244)	(9,387)
Originations of Strategic Program loans held-for-sale	(2,929,506)	(5,863,965)
Proceeds on Strategic Program loans held-for-sale	2,907,384	5,881,107
Change in fair value of BFG	800	1,400
(Recovery) impairment of SBA servicing asset	(255)	949
Stock-based compensation expense	1,549	447
Deferred income tax benefit	1,401	(341)
Net changes in:
Accrued interest receivable	(892)	(124)
Accrued interest payable	526	(18)
Other assets	(2,122)	(9)
Operating lease liabilities	(475)	(131)
Other liabilities	385	(960)
Net cash provided by operating activities	2,538	36,751

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(85,325)	7,309
Purchase of lease pools	(22,052)	(7,857)
Investment in equity investment	(18)	(191)
Purchase of bank premises and equipment, net	(6,329)	(6,771)
Proceeds from maturities and paydowns of securities held-to-maturity	1,392	1,413
Purchases of securities held to maturity	(2,939)	(3,941)
Purchase of FHLB stock	(27)	(71)
Net cash used in investing activities	(115,298)	(10,109)

Cash flows from financing activities:
Net increase (decrease) in deposits	143,755	(19,054)
Common stock repurchased	(4,741)	(214)
Proceeds from exercise of stock options	44	40
Repayment of PPP Liquidity Facility	(93)	(705)
Net cash provided by (used in) financing activities	138,965	(19,933)

Net change in cash and cash equivalents	26,204	6,709
Cash and cash equivalents, beginning of the period	100,567	85,754
Cash and cash equivalents, end of the period	$126,771	$92,463

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$5,050	$7,257
Interest	$5,764	$828

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$—	$7,380
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with rules and regulations of the Securities and Exchange Commission ("SEC") and include the activity of the Company and its wholly owned subsidiaries, FinWise Investment, LLC and the Bank. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The unaudited consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2022 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.
Out-of-period adjustments – During the first quarter of 2022, we recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three and nine months ended September 30, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
During the fourth quarter of 2022, the Company established a new loan trailing fee asset which is included in “Other assets” on the Consolidated Balance Sheets of approximately $2.3 million and recognized $2.1 million in gain on sale of loans ($1.5 million net of tax) as an out-of-period adjustment of which $1.2 million ($0.9 million net of tax) would have been recorded in the first three quarters of 2022 with the remaining $0.9 million ($0.6 million net of tax) associated with years prior to 2022. Before this correction, the loan trailing fees had been recognized in revenue during the month payment was owed by the Strategic Program rather than as a gain to be recognized upon sale of the loan receivables. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the three and nine months ended December 31, 2022, year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
The Company requires most loans to be substantially collateralized by real estate, equipment, vehicles, accounts receivable, inventories or other tangible or intangible assets. Real estate collateral is generally in the form of first and second mortgages on various types of property. The Company also originates unsecured loans to consumers and businesses.
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
Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) had authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program depended on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program did not obligate the Company to purchase any particular number of shares. As of September 30, 2023, the Company has repurchased a total of 644,241 shares for $5.9 million and retired them at cost thereby completing the Company's share repurchase program.
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
Commercial and Industrial. These loans are generally secured by business assets such as furniture, fixtures, equipment, accounts receivable, inventory, business vehicles, and other business personal property. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower's business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business' profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and modifications. The Company adopted ASU 2022-02 on January 1, 2023. Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. Under the new guidance, loans with modifications will be reported whether a concession is made or not. In the first nine months of 2023, there were no loan modifications which were subject to the new reporting.
On October 9, 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification of Initiative.” ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. ASU 2023-06 applies to all reporting entities within the scope of the amended subtopics. Note that some of the amendments introduced by the ASU are technical corrections or clarifications of the FASB’s current disclosure or presentation requirements. The effective date for each amendment of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will apply the amendments in ASU 2023-06 prospectively after the effective dates. The Company is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

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

Note 2 – Investments
Investment securities held-to-maturity, at cost
The Company's held-to-maturity ("HTM") investment portfolio consists of Agency mortgage-backed securities and Agency collateralized mortgage obligations. The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at September 30, 2023 and December 31, 2022, are summarized as follows:

	September 30, 2023
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$7,230	$—	$(1,042)	$6,188
Collateralized mortgage obligations	8,610	—	(931)	7,679
Total securities held-to-maturity	$15,840	$—	$(1,973)	$13,867

	December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$8,087	$5	$(825)	$7,267
Collateralized mortgage obligations	6,205	—	(744)	5,461
Total securities held-to-maturity	$14,292	$5	$(1,569)	$12,728
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At September 30, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM securities due to the composition of the portfolio which is generally considered not to have credit risk given the government guarantee associated with these agencies.
The Company had twenty securities, consisting of eleven collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at September 30, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at December 31, 2022, as summarized in the following tables:

	September 30, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$722	$(34)	$5,466	$(1,008)	$6,188	$(1,042)
Collateralized mortgage obligations	3,440	(98)	3,237	(833)	6,677	(931)
Total securities held-to-maturity	$4,162	$(132)	$8,703	$(1,841)	$12,865	$(1,973)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,374	$(190)	$3,962	$(635)	$6,336	$(825)
Collateralized mortgage obligations	2,752	(96)	2,709	(648)	5,461	(744)
Total securities held-to-maturity	$5,126	$(286)	$6,671	$(1,283)	$11,797	$(1,569)
The amortized cost and estimated market value of debt securities at September 30, 2023 and December 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,912	2,677	3,388	3,202
Due after ten years	12,928	11,190	10,904	9,526
Total Securities held-to-maturity	$15,840	$13,867	$14,292	$12,728
At September 30, 2023, held-to-maturity securities in the amount of $14.2 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three and nine months ended September 30, 2023 or 2022.
FHLB stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 1% of FHLB membership asset value or 2.70% of outstanding FHLB advances. At September 30, 2023 and December 31, 2022, the Bank owned $0.5 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2023 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans held for investment outstanding by general ledger classification as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
($ in thousands)
SBA(1)	$219,305	$145,172
Commercial, non-real estate	34,044	11,484
Residential real estate	34,891	37,815
Strategic Program loans	20,040	24,259
Commercial real estate	21,680	12,063
Consumer	7,675	5,808
Total loans held for investment	$337,635	$236,601
Deferred loan fees, net	(452)	(399)
Allowance for credit losses(2)	(12,986)	(11,985)
Net loans	$324,197	$224,217

(1) Included in the SBA loans held for investment above are $112.5 million and $49.5 million of loans guaranteed by the SBA as of September 30, 2023 and December 31, 2022, respectively.
(2) The Company adopted ASU 2016-13 as of January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.
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
Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at September 30, 2023 and December 31, 2022, was $29.1 million and $16.6 million, respectively.

Strategic Program loans retained and held-for-sale as of September 30, 2023 and December 31, 2022, are summarized as follows:

	September 30,	December 31,
	2023	2022
($ in thousands)
Retained Strategic Program loans	$20,040	$24,259
Strategic Program loans held-for-sale	45,710	23,589
Total Strategic Program loans	$65,750	$47,848
Allowance for Credit Losses
In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the Federal Deposit Insurance Corporation ("FDIC") Consolidated Reports of Condition and Income ("Call Report") codes. The following pool segments identified as of September 30, 2023 are based on the CECL methodology:

($ in thousands)
Construction and land development	$26,668
Residential real estate	49,046
Residential real estate multifamily	602
Commercial real estate	183,579
Commercial and industrial	19,364
Consumer	6,870
Lease financing receivables	31,466
Retained Strategic Program loans	20,040
Total loans	$337,635
The portfolio classes identified as of December 31, 2022 are based on the incurred loss methodology and are segmented by general ledger classification as detailed below.

($ in thousands)
SBA	$145,172
Commercial, non-real estate	11,484
Residential real estate	37,815
Retained Strategic Program loans	24,259
Commercial real estate	12,063
Consumer	5,808
Total loans	$236,601

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended September 30, 2023
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$279	$14	$—	$—	$293
Residential real estate	708	223	—	3	934
Residential real estate multifamily	6	—	—	—	6
Commercial real estate	3,167	46	(31)	389	3,571
Commercial and industrial	287	151	(107)	18	349
Consumer	90	39	(28)	2	103
Lease financing receivables	528	6	—	—	534
Retained Strategic Program loans	7,256	2,431	(2,748)	257	7,196
Total allowance for loan losses	$12,321	$2,910	$(2,914)	$669	$12,986

Unfunded lending commitments	42	160	—	—	202
Total allowance for credit losses	$12,363	$3,070	$(2,914)	$669	$13,188

	Nine Months Ended September 30, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 adoption	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(64)	$—	$—	$293
Residential real estate	876	(58)	150	(121)	87	934
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate	3,238	(574)	671	(153)	389	3,571
Commercial and industrial	339	(85)	265	(191)	21	349
Consumer	65	14	69	(47)	2	103
Lease financing receivables	339	(105)	300	—	—	534
Retained Strategic Program loans	6,701	1,131	6,860	(8,289)	793	7,196
Total allowance for loan losses	$11,985	$257	$8,253	$(8,801)	$1,292	$12,986

Unfunded lending commitments	—	26	176	—	—	202
Total allowance for credit losses	$11,985	$283	$8,429	$(8,801)	$1,292	$13,188

Activity in the allowance for loan losses by general ledger classification based on the incurred loss methodology was as follows:

	Three Months Ended September 30, 2022
($ in thousands)	Beginning Balance	Provision (Reversal) of Loan Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$3,384	$675	$(259)	$9	$3,809
Commercial, non-real estate	274	190	—	—	464
Residential real estate	415	38	—	—	453
Retained Strategic Program loans	6,442	3,542	(3,070)	233	7,147
Commercial real estate	22	7	—	—	29
Consumer	65	5	(4)	—	66
Total allowance for loan losses	$10,602	$4,457	$(3,333)	$242	$11,968

	Nine Months Ended September 30, 2022
($ in thousands)	Beginning Balance	Provision (Reversal) of Loan Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$2,739	$1,405	$(392)	$57	$3,809
Commercial, non-real estate	132	330	—	2	464
Residential real estate	352	101	—	—	453
Retained Strategic Program loans	6,549	8,465	(8,508)	641	7,147
Commercial real estate	21	8	—	—	29
Consumer	62	8	(4)	—	66
Total allowance for loan losses	$9,855	$10,317	$(8,904)	$700	$11,968

The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance as of December 31, 2022. For the year ended December 31, 2022, the allowance was calculated based on the incurred loss methodology.

	Allowance for Loan Losses			Portfolio Loan Balances
($ in thousands)	Individually	Collectively	Total	Individually	Collectively	Total
SBA	$—	$4,294	$4,294	$450	$144,722	$145,172
Commercial, non-real estate	—	401	401	—	11,484	11,484
Residential real estate	—	497	497	—	37,815	37,815
Retained Strategic Program loans	—	6,701	6,701	—	24,259	24,259
Commercial real estate	—	27	27	—	12,063	12,063
Consumer	—	65	65	—	5,808	5,808
Total loans	$—	$11,985	$11,985	$450	$236,151	$236,601
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2022:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$450	$450	$—	$711	$36
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Retained Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$450	$450	$—	$711	$36

Nonaccrual and past due loans are summarized below as of September 30, 2023 and December 31, 2022:

September 30, 2023
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual(1)	Total

Construction and land development	$26,371	$—	$—	$297	$297	$—	$26,668
Residential real estate	48,928	—	—	—	—	118	49,046
Residential real estate multifamily	602	—	—	—	—	—	602
Commercial real estate	169,497	3,815	—	—	3,815	10,267	183,579
Commercial and industrial	19,323	20	—	—	20	21	19,364
Consumer	6,806	44	7	13	64	—	6,870
Lease financing receivables	31,466	—	—	—	—	—	31,466
Retained Strategic Program loans	18,262	950	770	58	1,778	—	20,040
Total	$321,255	$4,829	$777	$368	$5,974	$10,406	$337,635

(1) Included in the nonaccrual loan balances are $4.7 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2022
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$143,733	$1,439	$—	$—	$1,439	$—	$145,172
Commercial, non-real estate	11,484	—	—	—	—	—	11,484
Residential real estate	37,387	428	—	—	428	—	37,815
Retained Strategic Program loans	22,080	1,184	802	193	2,179	—	24,259
Commercial real estate	12,063	—	—	—	—	—	12,063
Consumer	5,776	32	—	—	32	—	5,808
Total	$232,523	$3,083	$802	$193	$4,078	$—	$236,601

There was no interest income for the nine months ended September 30, 2023 and 2022, recognized on nonaccrual loans.
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
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross chargeoffs for the nine months ended September 30, 2023:

September 30, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$9,595	$12,400	$4,276	$100	$—	$26,371
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	297	—	—	—	297
Total	9,595	12,697	4,276	100	—	26,668
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	17,117	9,363	1,497	3,072	2,134	33,183
Watch	4,378	6,718	1,740	2,254	—	15,090
Special Mention	—	367	173	115	—	655
Substandard	—	118	—	—	—	118
Total	21,495	16,566	3,410	5,441	2,134	49,046
Current period gross writeoff	—	(121)	—	—	—	(121)

Residential real estate multifamily
Pass	231	265	80	—	—	576
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—

Total	231	265	80	26	—	602
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate
Pass	53,271	34,201	857	13,079	—	101,408
Watch	17,712	31,705	13,462	9,909	—	72,788
Special Mention	954	432	949	1,500	—	3,835
Substandard	3,351	1,967	230	—	—	5,548
Total	75,288	68,305	15,498	24,488	—	183,579
Current period gross writeoff	—	(21)	(9)	(123)	—	(153)

Commercial and industrial
Pass	7,697	2,797	811	1,675	—	12,980
Watch	2,137	2,713	838	530	—	6,218
Special Mention	—	—	—	52	—	52
Substandard	—	—	—	114	—	114
Total	9,834	5,510	1,649	2,371	—	19,364
Current period gross writeoff	—	—	(92)	(99)	—	(191)

Consumer
Pass	3,244	2,219	729	665	1	6,858
Watch	11	—	—	1	—	12
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	—	—	—	—	—	—
Total	3,255	2,219	729	666	1	6,870
Current period gross writeoff	(3)	(5)	(32)	(7)	—	(47)

Lease financing receivables
Pass	24,092	7,097	—	277	—	31,466
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	24,092	7,097	—	277	—	31,466
Current-period gross writeoffs	—	—	—	—	—	—

Retained Strategic Program loans
Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	13,370	4,967	1,702	1	—	20,040
Total	13,370	4,967	1,702	1	—	20,040
Current-period gross writeoffs	(1,835)	(5,624)	(828)	(2)	—	(8,289)

Total portfolio loans receivable, gross	157,160	117,626	27,344	33,370	2,135	337,635
Total current-period gross writeoffs	(1,838)	(5,771)	(961)	(231)	—	(8,801)
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
In the nine months ended September 30, 2023 there were no material loan modifications reportable under the new guidance.
Loans modified and recorded as TDR’s at December 31, 2022, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2022
SBA	1	$377	$377
Total at December 31, 2022	1	$377	$377
The amount of SBA loans as of December 31, 2022 includes $0.3 million of SBA 7(a) loan balances that are guaranteed by the SBA.
At December 31, 2022, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. There was one principal charge-off recorded related to TDRs during the nine months ended September 30, 2022 for $0.01 million. There was no principal charge-off recorded related to TDRs during the three months ended September 30, 2022.
During the three and nine months ended September 30, 2022, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the nine months ended September 30, 2022. This same loan was paid in full with interest on June 2, 2022.
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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)	Collateral Type
As of September 30, 2023	Real Estate	Personal Property	Total
Residential real estate	$118	$—	$118
Commercial real estate	10,267	—	10,267
Commercial and industrial	—	21	21
Total	$10,385	$21	$10,406
The amount of collateral-dependent SBA loans as of September 30, 2023 include $4.7 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)	Collateral Type
As of December 31, 2022	Real Estate	Personal Property	Total
Commercial real estate	$1,426	$—	$1,426
The amount of collateral-dependent SBA loans as of December 31, 2022 include $1.1 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Lease Liabilities
The Company includes commercial operating leases with an original cost of $8.4 million and $2.8 million within premises and equipment, net as of September 30, 2023 and December 31, 2022, respectively. Net book value of the operating leases as of September 30, 2023 and December 31, 2022 was $7.6 million and $2.7 million. Rental income from operating leases for the three months ended September 30, 2023 was $0.5 million and for the three months ended September 30, 2022 was a de minimis amount. Rental income from operating leases for the nine months ended September 30, 2023 was $0.8 million and for the nine months ended September 30, 2022 was a de minimis amount. Depreciation expense for the related premises and equipment was $0.4 million and a de minimis amount for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense for the related premises and equipment was $0.6 million and a de minimis amount for the nine months ended September 30, 2023 and 2022, respectively.
The Company leases its facilities under noncancelable operating leases. Rent expense for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Rent expense for the nine months ended

September 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Three Months Ended December 31, 2023	$279
Year Ended December 31, 2024	1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Thereafter	2,203
Total	6,942
Less present value discount	(397)
Operating lease liabilities	$6,545
The Company entered into one lease during the nine months ended September 30, 2022 to provide additional space while the Murray office construction was completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities.

	Nine Months Ended September 30,
	2023	2022

Weighted-average remaining lease term – operating leases (in years)	6.0	7.0
Weighted-average discount rate – operating leases	1.9%	1.9%
Supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
($ in thousands)
Operating cash flows from operating leases	$279	$178	$571	$234
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	—	7,380
The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Operating leases
Operating lease cost	$219	$278	$657	$791
Variable lease cost	8	4	26	12
Operating lease expense	227	282	683	803
Short-term lease rent expense	—	9	—	38
Net rent expense	$227	$291	$683	$841
Note 5 – SBA Servicing Asset
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $283.9 million and $318.6 million at September 30, 2023 and December 31, 2022, respectively.

The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$5,233	$4,586	$5,210	$3,938
Additions to servicing asset	—	921	150	3,164
Recovery (impairment) of SBA servicing asset	(337)	127	255	(949)
Amortization of servicing asset	(498)	(365)	(1,217)	(884)
Ending balance	$4,398	$5,269	$4,398	$5,269
The fair market value of the SBA servicing asset as of September 30, 2023 and December 31, 2022, was $4.4 million and $5.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 16.9%, weighted average term of 3.94 years, and a weighted average discount rate of 17.1% at September 30, 2023.
The Company assumed a weighted average prepayment rate of 14.2%, weighted average term of 4.45 years, and a weighted average discount rate of 18.8% at December 31, 2022.
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
Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of September 30, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2023
Leverage ratio (CBLR election)	$110,923	22.1%	$45,139	9.0%
December 31, 2022
Leverage ratio (CBLR election)	$91,674	25.1%	$32,898	9.0%
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of September 30, 2023 and December 31, 2022.
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
Note 7 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of September 30, 2023 and December 31, 2022, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $32.0 million and $2.6 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the line of credit. Loans totaling $49.2 million and $4.0 million were pledged to secure the FHLB line of credit as of September 30, 2023 and December 31, 2022, respectively.
Lines of Credit
At September 30, 2023 and December 31, 2022, the Bank had the ability to access $11.6 million and $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. At September 30, 2023, the Bank had the ability to access $0.8 million from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $5.0 million and $1.0 million at September 30, 2023 and December 31, 2022. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at September 30, 2023 and December 31, 2022. The Bank had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2023 and December 31, 2022.

Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program ("PPP") loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.2 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at September 30, 2023. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2022. The average outstanding borrowings were $0.3 million during the nine months ended September 30, 2023 and $0.6 million during the nine months ended September 30, 2022.
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
At September 30, 2023 and December 31, 2022, financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
($ in thousands)	2023	2022
Revolving, open-end lines of credit	$2,237	$1,683
Commercial real estate	20,886	17,886
Other unused commitments	367	253
	$23,490	$19,822
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.2 million as of September 30, 2023.
Note 8 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.96% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.04% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.5 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. These distributions were recorded in the Consolidated Income Statement as non-interest income.
On March 31, 2020, the Company entered into an agreement with BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members. Additionally, the Company was granted an option to purchase all, but not less than all, of the interests in BFG from the remaining members for an earnings multiple between 10 times and 15 times net profit based on the fiscal year ended immediately prior to the exercise of the option. The option period begins on January 1, 2021 and expires on January 1, 2028. In consideration of granting the first right of refusal and the option, BFG members received 270,000 warrants in the aggregate. The warrants have an exercise price of $6.67 per share and the warrants expire on March 31, 2028. The warrants are free-standing equity instruments and, as a result, are classified within equity at the fair value on the issuance date. The fair value of the warrants was determined by our board of directors with input from management, relying in part upon valuation reports prepared by a third-party valuation firm using a Black-Scholes option pricing model adjusted for a lack of marketability since the Company’s stock was not publicly traded at that time. The resulting fair value of the warrants was $0.19 per share.
On July 25, 2023, the Company entered into a Membership Purchase Agreement (the "Purchase Agreement") with BFG and four members of BFG ("Sellers"). Pursuant to the Purchase Agreement, the Company will acquire an additional 10% voting ownership interest in BFG (the "Transaction"). As a part of the Transaction, the Company’s existing 5.1% non-voting ownership interest in BFG will be converted to a voting ownership interest and, when combined with the Company’s existing 4.9% voting ownership interest and the 10% voting ownership interest in BFG to be acquired in the Transaction, the Company will have a 20% voting ownership interest in BFG.
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
The Purchase Agreement contains representations and warranties, covenants and indemnification provisions which the Company believes are customary for a transaction of this nature. If on the Closing date, the Average FinWise Share Price is more than $12.63 per share, the Company may terminate the Purchase Agreement. If on the Closing date, the Average FinWise Share Price is less than $6.00 per share, BFG may terminate the Purchase Agreement. Closing is subject to certain conditions, including the receipt of any required regulatory approval. Either of the Company or the Sellers may terminate the Purchase Agreement if any condition to the other parties' obligations has not been satisfied by September 30, 2023.
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
The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At September 30, 2023, 335,353 shares are available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At September 30, 2023, 2,189 shares under 2016 Plan are available for future issuance.
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
The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The table below summarizes the assumptions used for the options granted during the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.6% - 4.0%	3.1%
Expected term in years	5.5 – 7.5	5.5 – 6.5
Expected volatility	43.9% – 44.9%	45.8% – 46.7%
Expected dividend yield	—	—
The following summarizes stock option activity for the three months and nine months ended September 30, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options granted	124,906	8.64	9.6	—
Options exercised	(17,640)	2.45	0	120,229
Options forfeited	(8,903)	9.52	0	11,765
Outstanding at September 30, 2023	979,988	$5.71	7.1	$3,268,832
Options vested and exercisable at September 30, 2023	700,557	$4.75	6.6	$2,856,141

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	981,467	$5.72	7.4	$3,546,581
Options exercised	(840)	4.13	0	4,133
Options forfeited	(639)	13.04	0	—
Outstanding at September 30, 2023	979,988	$5.71	7.1	$3,268,832
Options vested and exercisable at September 30, 2023	700,557	$4.75	6.6	$2,856,141

The weighted average grant-date fair value of options per share granted during the nine months ended September 30, 2023 was $4.12. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was a de minimis amount. During the nine months ended September 30, 2023, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.
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
Stock-based compensation expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Pre-tax
Stock options	$129	$116	$366	$209
Restricted shares	370	192	1,183	238
Total	$499	$308	$1,549	$447
After-tax
Stock options	$125	$116	$343	$204
Restricted shares	278	192	1,055	238
Total	$403	$308	$1,398	$442
As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.6 million and $1.3 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.6 years and 1.5 years.
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
SBA servicing asset: The fair value of servicing assets is based on, in part, third-party valuations that project estimated future cash inflows that include servicing fees and outflows that include market rates for costs of servicing. The present value of the future cash flows are calculated utilizing market-based discount rates. The market-based discount rates represent risk spreads based on secondary market transactions utilizing calculated prepayment curves. Because observable loan transactions are used to determine the risk spreads, the Company considers the measurement to be Level 2.
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. The valuation was also adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on September 30, 2023. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of September 30, 2023 and December 31, 2022. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.0 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Nine Months Ended September 30,
($ in thousands)	2023	2022
Beginning balance	$4,800	$5,900
Change in fair value of BFG	(800)	(1,400)
Ending balance	$4,000	$4,500
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
The table below presents the carrying amount and fair value of the Company's financial instruments:

		September 30, 2023		December 31, 2022
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$126,771	$126,771	$100,567	$100,567
Investment securities held-to-maturity	2	15,840	13,867	14,292	12,728
Investment in FHLB stock	2	476	476	449	449
Loans held for investment	3	324,197	343,070	224,217	237,225
Loans held-for-sale	2	45,710	45,710	23,589	23,589
Accrued interest receivable	2	2,711	2,711	1,818	1,818
SBA servicing asset	2	4,398	4,398	5,210	5,210
Investment in BFG	3	4,000	4,000	4,800	4,800
Financial liabilities:
Total deposits	2	386,753	361,998	242,998	221,287
Accrued interest payable	2	581	581	54	54
PPP Liquidity Facility	2	221	221	314	314
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Nonrecurring assets
Individually evaluated loans	$10,703	$—	$—	$10,703
December 31, 2022
Nonrecurring assets
Individually evaluated loans	$450	$—	$—	$450
Individually evaluated loans – The loan amount above represents loans individually evaluated that have been adjusted to fair value. When collateral dependent loans are individually evaluated, they are measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss represents charge-offs on loans for adjustments made based on the fair value of the collateral.

Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of September 30, 2023 and as of December 31, 2022, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2023
Individually evaluated loans	$10,703	Market comparable	Adjustment to appraisal value	3.30%

December 31, 2022
Individually evaluated loans	$450	Market comparable	Adjustment to appraisal value	0.20%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of September 30, 2023 and as of December 31, 2022 are shown in the following table:

($ in thousands)	September 30, 2023 Range (Weighted Average)	December 31, 2022 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	10.5%	10.8%
Expense growth rate	13.9%	11.5%
Discount rate	27.5%	30.0%

Guideline Public Company
Multiples of enterprise value	2.8x to 5.0x	3.0x to 5.0x
As mentioned above, the valuation as of September 30, 2023 was also adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on September 30, 2023.
Note 11 – Income Taxes
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets decreased $1.4 million to a deferred tax liability during the nine months ended September 30, 2023 as a result of changes to temporary timing differences associated with accelerated tax depreciation. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at September 30, 2023.
For the nine months ended September 30, 2023 and 2022, income tax expense was $4.7 million and $8.5 million, respectively, resulting in an effective income tax rate of 26.1% and 31.3%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the nine months ended September 30, 2023 due primarily to nondeductible wages, state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 24.9% during the nine months ended September 30, 2022 due primarily to the tax effect of nondeductible wages and stock-based compensation.
The Company had no unrecognized tax benefits at September 30, 2023.

Note 12 – Related Parties
In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of September 30, 2023 and December 31, 2022. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.6 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 8 Investments above, the Company has a 10% ownership in the outstanding membership units of BFG. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG.
Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022 ($ in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Numerator:
Net income	$4,804	$3,654	$13,303	$18,570
Amount allocated to participating common shareholders(1)	(89)	(27)	(209)	(139)
Net income allocate to common shareholders	$4,715	$3,627	$13,094	$18,431
Denominator:
Weighted average shares outstanding, basic	12,387,392	12,784,298	12,565,218	12,727,555
Weighted average effect of dilutive securities:
Stock options	403,012	450,038	374,092	542,740
Warrants	77,803	89,723	69,523	134,269
Weighted average shares outstanding, diluted	12,868,207	13,324,059	13,008,833	13,404,564
Earnings per share, basic	$0.38	$0.28	$1.04	$1.45
Earnings per share, diluted	$0.37	$0.27	$1.01	$1.37
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
There were 605,896 and 378,684 anti-dilutive options for the nine months ended September 30, 2023 and 2022, respectively, reported in the table above. There were 200,477 shares and 135,731 anti-dilutive warrants for the nine months ended September 30, 2023 and 2022, respectively, reported in the table above.
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
The Company has evaluated subsequent events through November 13, 2023, which is the date the consolidated financial statements are available to be issued.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Report, unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “FinWise Bancorp” refer to FinWise Bancorp and its wholly owned subsidiaries, FinWise Bank (which we sometimes refer to as “FinWise Bank,” “FinWise,” “the Bank” or “our Bank,”) and FinWise Investment, LLC.
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
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. With the exception of our adoption of ASU 2016-13, Topic 326, there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K.
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
Overview
The Company is a Utah corporation and the parent company of FinWise Bank and FinWise Investment, LLC. The Company’s assets consist primarily of its investment in the Bank and all of its material business activities are conducted through the Bank. The Company is a registered bank holding company that is subject to supervision by the UDFI and the Federal Reserve. As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulations and supervision by both the UDFI and the FDIC. The Bank’s deposits are federally insured up to the maximum legal limits.
Our banking business is our only business line. Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. Attracting nationwide deposits from the general public, businesses and other financial institutions, and investing those deposits, together with borrowings and other sources of funds, is also critical to our banking business. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into new markets across the United States. These relationships were developed to support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our significant growth and superior profitability. Our evolving analytics platform, FinView™, enhances our ability to gather and interpret data and provides us with an ability to scale more effectively. Our track record has demonstrated that these factors help deliver superior growth and profitability and that the flexibility inherent in our model enhances our ability to manage credit risk. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, demand deposits sourced through Lively, Inc., Institutional Deposit exchanges, and brokered deposit arrangements.
Our financial condition and results of operations depend primarily on our ability to (i) originate loans using our strategic relationships with third-party loan origination platforms to earn interest and noninterest income, (ii) effectively manage credit and other risks throughout the Bank, (iii) attract and retain low cost, stable deposits, and (iv) efficiently operate in compliance with applicable regulations.
Our lending focuses on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) commercial leasing. For a description and analysis of the Company’s loan categories, see “Financial Condition.”

Executive Summary
Net income for the three months ended September 30, 2023 increased $1.1 million to $4.8 million when compared to the three months ended September 30, 2022. The increase was primarily due to an increase in interest income driven by growth in the Company's loans held for investment portfolio and a decrease in its provision for credit losses and was partially offset by an increase in non-interest expense, lower gain on sale of loans, and lower strategic program fees.
Net income for the nine months ended September 30, 2023 decreased $5.3 million to $13.3 million when compared to the nine months ended September 30, 2022 due primarily to a $12.6 million reduction in total non-interest income due mainly to a decrease in the gain on sale of loans and a reduction in strategic program fees resulting primarily from a decline in loan origination volumes. Partially offsetting these declines were a $3.8 million reduction in the provision for income taxes, a $1.9 million increase in net interest income and a $1.9 million reduction in the provision for credit losses.
The net interest margin was 11.77% for the quarter ended September 30, 2023, compared to 14.93% for the third quarter of 2022. The decline in net interest margin was due primarily to a $12.1 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average balances in the Company's loans held for investment portfolio.
The net interest margin was 12.11% for the nine months ended September 30, 2023, compared to 13.96% for the nine months ended September 30, 2022. The decline in net interest margin was due primarily to a $36.2 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average balances in the Company's loans held for investment portfolio.
Total assets increased by $154.3 million to $555.1 million as of September 30, 2023 compared to December 31, 2022. This increase was primarily attributable to increased brokered deposits required to fund a $100.0 million increase in net loans receivable, a $26.2 million increase in the Company's interest-bearing deposits and a $22.1 million increase in Strategic Program loans held-for-sale.
Originations decreased by $0.4 billion to $1.1 billion for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $3.0 billion to $3.1 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due mainly to more adverse market and economic conditions affecting loan purchasers and borrowers.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Interest income	$17,212	$12,823	34.2%	$46,482	$39,059	19.0%
Interest expense	(2,801)	(304)	821.8%	(6,290)	(810)	676.4%
Provision for credit losses	(3,070)	(4,457)	(31.1)%	(8,429)	(10,317)	(18.3)%
Non-interest income	5,229	7,523	(30.5)%	15,044	27,636	(45.6)%
Non-interest expense	(10,070)	(8,469)	18.9%	(28,806)	(28,536)	0.9%
Provision for income taxes	(1,696)	(3,462)	(51.0)%	(4,698)	(8,462)	(44.5)%
Net income	$4,804	$3,654	31.5%	$13,303	$18,570	(28.4)%
Net income for the three months ended September 30, 2023 was $4.8 million, an increase of $1.1 million, or 31.5%, from net income of $3.7 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of $4.4 million, or 34.2%, in interest income resulting primarily from growth in the Company's loans held for investment portfolio, a decrease of $1.8 million, or 51.0%, in provision for income taxes, and a decrease in provision for credit losses of $1.4 million, or 31.1%. Partially offsetting the increase in net income was an increase of $2.5 million, or 821.8%, in interest expense associated with a shift in our deposit portfolio mix from lower costing deposits to higher costing deposits, a $1.6 million, or 81.4%, decrease in gain on sale of loans, and a decrease of $1.2 million, or 23.2%, in strategic program fees primarily resulting from a decline in loan origination volume.
Net income for the nine months ended September 30, 2023 was $13.3 million, a decrease of $5.3 million, or 28.4%, from net income of $18.6 million for the nine months ended September 30, 2022. The decrease was primarily attributable to an $8.1 million, or 86.7%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates, lower strategic program fees of $6.3 million, or 35.0%, resulting primarily from a decline in loan origination volume, and an increase of $5.5 million, or 676.4%, in interest expense primarily associated with a shift in our deposit portfolio mix from lower costing deposits to higher costing deposits. Partially offsetting the decrease in net income were an increase in total interest income of $7.4 million, or 19.0%, a reduction in provision for income taxes of $3.8 million, or 44.5%, and a decrease of $1.9 million, or 18.3%, in provision for credit losses.
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
For the three months ended September 30, 2023, our net interest income increased $1.9 million, or 15.1%, to $14.4 million compared to the three months ended September 30, 2022. This increase was primarily due to increases in the Bank’s average balances on its loans held for investment portfolio, coupled with increasing yields on variable rate interest earning assets due to the rising rate environment, partially offset by increases in the interest rates being paid and average interest-bearing liability balances over the same periods. Average interest earning assets increased by $150.4 million, or 44.9%, to $485.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, while the related yield on average interest earning assets decreased by 124 basis points to 14.06%. The cost of funds on interest bearing liabilities for the three months ended September 30, 2023 increased by 318 basis points to 4.34%, and the average balance in interest bearing liabilities increased by $150.9 million, or 143.5%, to $256.0 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits. Our net interest margin decreased to 11.77% for the three months ended September 30, 2023 from 14.93% for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, our net interest income increased $1.9 million, or 5.1%, to $40.2 million compared to the nine months ended September 30, 2022. This increase was primarily due to increases in the yields on all interest earnings asset categories and was partially offset by decreases in the loans held-for-sale volume as well as increased rates on our certificate of deposit portfolio. Average interest earning assets increased by $78.4 million, or 21.5%, to $443.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, while the related yield on average interest earning assets decreased by 25 basis points to 14.01%. The cost of funds on interest bearing liabilities for the nine months ended September 30, 2023 increased by 305 basis points to 3.93%, and the average balance in interest bearing liabilities increased by $91.8 million, or 75.2%, to $213.8 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits as well as volume growth in our interest bearing demand accounts. Our net interest margin decreased to 12.11% for the nine months ended September 30, 2023 from 13.96% for the nine months ended September 30, 2022.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $0.5 million and $(0.1) million for the nine months ended September 30, 2023 and 2022, respectively. Average balances have been calculated using daily averages.

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$116,179	$1,569	5.36%	$59,337	$290	1.95%
Investment securities	14,958	88	2.34%	12,418	52	1.67%
Loans held for sale	38,410	3,823	39.49%	50,516	4,533	35.89%
Loans held for investment	316,220	11,732	14.72%	213,080	7,948	14.92%
Total interest earning assets	485,767	17,212	14.06%	335,351	12,823	15.30%
Non-interest earning assets	27,240			21,858
Total assets	$513,007			$357,209
Interest bearing liabilities:
Demand	$48,303	$483	3.96%	$11,857	$113	3.81%
Savings	9,079	17	0.74%	7,514	1	0.05%
Money market accounts	15,140	142	3.73%	20,615	29	0.56%
Certificates of deposit	183,273	2,159	4.67%	64,789	160	0.99%
Total deposits	255,795	2,801	4.34%	104,775	303	1.16%
Other borrowings	235	—	0.35%	360	1	0.35%
Total interest bearing liabilities	256,030	2,801	4.34%	105,135	304	1.16%
Non-interest bearing deposits	92,077			102,575
Non-interest bearing liabilities	16,299			17,542
Shareholders’ equity	148,601			131,957
Total liabilities and shareholders’ equity	$513,007			$357,209
Net interest income and interest rate spread		$14,410	9.72%		$12,519	14.14%
Net interest margin			11.77%			14.93%
Ratio of average interest-earning assets to average interest- bearing liabilities			189.73%			318.97%

	For the Nine Months Ended
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance		Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$105,948	$3,993	5.04%	$73,674		$423	0.77%
Investment securities	14,415	237	2.20%	11,844		135	1.52%
Loans held for sale	36,974	10,744	38.85%	73,147		17,247	31.44%
Loans held for investment	286,302	31,508	14.71%	206,577		21,254	13.72%
Total interest earning assets	443,639	46,482	14.01%	365,242		39,059	14.26%
Non-interest earning assets	24,287			19,215
Total assets	$467,926			$384,457
Interest bearing liabilities:
Demand	$44,669	$1,294	3.87%	$8,616		$155	2.40%
Savings	8,245	37	0.61%	7,211		3	0.06%
Money market accounts	13,748	310	3.01%	29,742		71	0.32%
Certificates of deposit	146,914	4,648	4.23%	75,836		579	1.02%
Total deposits	213,576	6,289	3.94%	121,405		808	0.89%
Other borrowings	266	1	0.35%	646		2	0.35%
Total interest bearing liabilities	213,842	6,290	3.93%	122,051		810	0.88%
Non-interest bearing deposits	93,247			120,102
Non-interest bearing liabilities	15,687			15,857
Shareholders’ equity	145,150			126,447
Total liabilities and shareholders’ equity	$467,926			$384,457
Net interest income and interest rate spread		$40,192	10.08%		$38,249	$38,249	13.38%
Net interest margin			12.11%				13.96%
Ratio of average interest-earning assets to average interest- bearing liabilities			207.46%				299.25%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$826	$453	$1,279	$3,309	$261	$3,570
Investment securities	24	12	36	69	33	102
Loans held-for-sale	510	(1,220)	(710)	5,924	(12,427)	(6,503)
Loans held for investment	(108)	3,892	3,784	1,620	8,634	10,254
Total interest income	1,252	3,137	4,389	10,922	(3,499)	7,423
Interest expense:
Demand	5	365	370	146	993	1,139
Savings	16	—	16	34	—	34
Money market accounts	119	(6)	113	255	(16)	239
Certificates of deposit	1,340	659	1,999	3,135	934	4,069
Other borrowings	—	(1)	(1)	—	(1)	(1)
Total interest bearing liabilities	1,480	1,017	2,497	3,570	1,910	5,480
Change in net interest income	$(228)	$2,120	$1,892	$7,352	$(5,409)	$1,943
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
Our provision for credit losses was $3.1 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $8.4 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease from the prior periods was primarily due to a decrease in strategic program loans held for investment, although the provision for the prior year period was calculated under the incurred loss model rather than the current expected credit loss methodology as required under ASU 2016-13 and is not necessarily comparable to the provisions charged in 2023.
Noninterest Income
The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$3,945	$5,136	$(1,191)	(23.2%)
Gain on sale of loans	357	1,923	(1,566)	(81.4%)
SBA loan servicing fees	199	327	(128)	(39.1%)
Change in fair value on investment in BFG	(500)	(100)	(400)	400.0%
Other miscellaneous income	1,228	237	991	417.4%
Total noninterest income	$5,229	$7,523	$(2,294)	(30.5%)
For the three months ended September 30, 2023, total noninterest income decreased $2.3 million, or 30.5%, to $5.2 million compared to the three months ended September 30, 2022. This decrease was primarily due to a $1.6 million, or 81.4%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans and lower strategic program fees of $1.2 million, or 23.2%, primarily resulting from a decline in loan origination volume.

	For the Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$11,684	$17,980	$(6,296)	(35.0%)
Gain on sale of loans	1,244	9,387	(8,143)	(86.7%)
SBA loan servicing fees	1,016	1,056	(40)	(3.8%)
Change in fair value on investment in BFG	(800)	(1,400)	600	(42.9%)
Other miscellaneous income	1,900	613	1,287	209.8%
Total noninterest income	$15,044	$27,636	$(12,592)	(45.6%)
For the nine months ended September 30, 2023, total noninterest income decreased $12.6 million, or 45.6%, to $15.0 million compared to the nine months ended September 30, 2022. This decrease was primarily due to an $8.1 million, or 86.7%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans and lower strategic program fees of $6.3 million, or 35.0%, primarily resulting from a decline in loan origination volume.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended September 30,		Change
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$6,416	$5,137	$1,279	24.9%
Professional Services	750	1,701	(951)	(55.9%)
Occupancy and equipment expenses	958	540	418	77.4%
(Recovery) impairment of SBA servicing asset	337	(127)	464	(365.5%)
Other operating expenses	1,609	1,218	391	32.1%
Total noninterest expense	$10,070	$8,469	$1,601	18.9%
For the three months ended September 30, 2023, total noninterest expense increased $1.6 million, or 18.9%, to $10.1 million compared to the three months ended September 30, 2022. This increase was primarily due to an increase in salaries and employee benefits related to a higher number of employees, an impairment on the Company's SBA servicing asset which did not occur in the prior year period, and an increase in other operating expenses primarily related to occupancy and equipment expense and was partially offset by a decrease in professional services expense primarily resulting from a reduction in consulting fees.

($ in thousands)	For the Nine Months Ended September 30,		Change
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$18,354	$18,684	$(330)	(1.8%)
Professional Services	3,529	3,845	(316)	(8.2%)
Occupancy and equipment expenses	2,388	1,261	1,127	89.4%
(Recovery) impairment of SBA servicing asset	(255)	949	(1,204)	(126.9%)
Other operating expenses	4,790	3,797	993	26.1%
Total noninterest expense	$28,806	$28,536	$270	0.9%
For the nine months ended September 30, 2023, total noninterest expense increased $0.3 million, or 0.9%, to $28.8 million compared to the nine months ended September 30, 2022. This increase was primarily due to increased occupancy and equipment expenses related to our increase in commercial operating lease activity and an increase in other operating expenses, and was partially offset by a recovery on the SBA servicing asset during 2023 that did not occur in the prior year period.

Financial Condition
The following table summarizes selected components of the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	As of		Change
($ in thousands)	September 30, 2023	December 31, 2022	$	%

Total assets	$555,056	$400,780	$154,276	38.5%
Investment securities held to maturity, at cost	15,840	14,292	1,548	10.8%
Loans receivable, net	324,197	224,217	99,980	44.6%
Deposits	386,753	242,998	143,755	59.2%
Total shareholders' equity	150,402	140,459	9,943	7.1%
Total equity to total assets	27.1%	34.9%		22.4%
Weighted average shares outstanding, basic(1)	12,565,218	12,729,898		1.3%
Weighted average shares outstanding, diluted(1)	13,008,833	13,357,022		2.6%
(1)Average shares presented for September 30, 2023 and December 31, 2022 are for the nine month and annual periods, respectively, ended on those dates.
Total assets at September 30, 2023 were $555.1 million, an increase of $154.3 million from December 31, 2022. The increase in total assets was due primarily to increases in loans receivable, net, of $100.0 million, cash and due from banks of $26.2 million and Strategic Program loans held-for-sale of $22.1 million.
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
SBA 7(a) Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of September 30, 2023 and December 31, 2022, we had total SBA 7(a) loans of $219.3 million and $145.2 million, respectively, representing 65.0% and 61.3% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.

Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of September 30, 2023 and December 31, 2022, we had total commercial non-real estate loans of $34.0 million and $11.5 million, respectively, representing 10.1% and 4.9% of our total loans held for investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of September 30, 2023 and December 31, 2022, we had total residential real estate loans of $34.9 million and $37.8 million, respectively, representing 10.3% and 16.0% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of September 30, 2023 and December 31, 2022, we had total Strategic Program loans held for investment of $20.0 million and $24.3 million, respectively, representing 5.9% and 10.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of September 30, 2023 and December 31, 2022, we had total commercial real estate loans of $21.7 million and $12.1 million, respectively, representing 6.4% and 5.2% of our total loans held for investment, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of September 30, 2023 and December 31, 2022, we had total consumer loans of $7.7 million and $5.8 million, respectively, representing 2.3% and 2.4% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Portfolio Program Summary
Through our diversification efforts, we have built an SBA 7(a) portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries such as non-store retailers (e-commerce), ambulatory healthcare services, professional, scientific and technical services (including law firms), and merchant wholesalers.
The following table summarizes our loan portfolio held for investment by loan program as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
($s in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$219,305	65.0%	$145,172	61.3%
Commercial, non real estate	34,044	10.1%	11,484	4.9%
Residential real estate	34,891	10.3%	37,815	16.0%
Strategic Program loans	20,040	5.9%	24,259	10.2%
Commercial real estate	21,680	6.4%	12,063	5.2%
Consumer	7,675	2.3%	5,808	2.4%
Total	$337,635	100.0%	$236,601	100.0%
(1)SBA loans as of September 30, 2023 and December 31, 2022 include $112.5 million and $49.5 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
Loan Maturity and Sensitivity to Changes in Interest Rates
As of September 30, 2023, $171.3 million, or 50.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $166.3 million as of September 30, 2023. The variable rate portion of our total held for investment loan portfolio at September 30, 2023 was $261.2 million, or 77.3%. As of December 31, 2022, $131.4 million, or 55.5%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $105.2 million as of December 31, 2022. The variable rate portion of our total held for investment loan portfolio at December 31, 2022 was $184.3 million, or 77.9%. The variable rate portion of the total held for investment loans reflects our strategy to minimize interest rate risk through the use of variable rate products.
The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at September 30, 2023 and December 31, 2022:

As of September 30, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$320	1.59%	$239	3.77%	$52	10.75%
Commercial, non-real estate	6,731	6.62%	23,363	6.76%	3,940	7.35%
Residential real estate	5,371	6.94%	4,929	7.43%	61	4.29%
Strategic Program loans	14,634	123.02%	5,399	73.64%	7	23.78%
Commercial real estate	2,358	6.29%	1,621	7.28%	167	3.37%
Consumer	2,387	7.74%	4,640	8.09%	227	8.94%

Variable rate loans:
SBA	14,078	10.62%	56,018	10.61%	93,316	10.46%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	21,617	9.15%	1,492	10.15%	1,421	10.11%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	2,581	10.08%	3,128	9.12%	6,659	9.49%
Consumer	102	2.92%	319	0.91%	—	—%
Total	$70,179	32.62%	$101,148	12.66%	$105,850	10.26%

As of September 30, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA	$—	—%	$611	3.22%
Commercial, non-real estate	10	3.77%	34,044	6.80%
Residential real estate	—	4.74%	10,361	7.16%
Strategic Program loans	—	—%	20,040	109.68%
Commercial real estate	28	3.64%	4,174	6.54%
Consumer	—	—%	7,254	8.00%

Variable rate loans:
SBA	55,282	10.24%	218,694	10.45%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	24,530	9.27%
Strategic Program loans	—	—%	—	—%
Commercial real estate	5,138	9.98%	17,506	9.65%
Consumer	—	—%	421	1.40%
Total	$60,458	10.21%	$337,635	15.62%

As of December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$272	1.00%	$354	1.00%	$—	—%
Commercial, non-real estate	2,683	4.97%	8,395	4.96%	394	4.79%
Residential real estate	3,924	5.40%	3,590	5.50%	61	4.27%
Strategic Program loans	16,589	113.89%	7,669	51.27%	1	24.56%
Commercial real estate	1,689	5.39%	1,102	5.80%	29	3.87%
Consumer	1,838	7.57%	3,597	7.80%	62	10.31%

Variable rate loans:
SBA	9,335	8.53%	36,741	8.53%	61,545	8.38%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	29,242	8.08%	550	9.28%	445	9.23%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate	957	8.72%	2,525	8.32%	3,909	8.27%
Consumer	82	4.56%	229	1.38%	—	—%
Total	$66,611	34.10%	$64,752	12.81%	$66,446	8.36%

As of December 31, 2022	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA	$—	—%	$626	1.00%
Commercial, non-real estate	12	3.78%	11,484	4.96%
Residential real estate	3	4.43%	7,578	5.44%
Strategic Program loans	—	—%	24,259	94.10%
Commercial real estate	8	3.50%	2,828	5.53%
Consumer	—	—%	5,497	7.75%

Variable rate loans:
SBA	36,925	8.20%	144,546	8.38%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	30,237	8.12%
Strategic Program loans	—	—%	—	—%
Commercial real estate	1,844	8.15%	9,235	8.31%
Consumer	—	—%	311	2.22%
Total	$38,792	8.20%	$236,601	16.80%

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
The Company had a total of $10.7 million in nonperforming assets and $0.4 million in material loan modifications at September 30, 2023. The amount of nonperforming assets and material loan modifications as of September 30, 2023 include $4.7 million and $0.3 million,respectively,of SBA 7(a) loan balances that are guaranteed by the SBA. The Company had no nonperforming assets and $0.4 million in troubled debt restructurings at December 31, 2022. The amount of troubled debt restructurings as of December 31, 2022 include $0.3 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets from the prior period was primarily attributable to several loans in the SBA 7(a) loan portfolio moving to nonperforming status due mainly to the negative impact of elevated interest rates and the slowdown of consumer spending on the Bank's small business borrowers.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
ACL:
Beginning balance	$12,321	$11,985
Impact of ASU 2016-13 adoption(1)	—	257
Adjusted beginning balance	12,321	12,242
Provision for loan losses	2,910	8,253
Charge offs
Construction and land development	—	—
Residential real estate	—	(121)
Residential real estate multifamily	—	—
Commercial real estate	(31)	(153)
Commercial and industrial	(107)	(191)
Consumer	(28)	(47)
Lease financing receivables	—	—
Strategic Program loans	(2,748)	(8,289)
Recoveries
Construction and land development	—	—
Residential real estate	3	87
Residential real estate multifamily	—	—
Commercial real estate	389	389
Commercial and industrial	18	21
Consumer	2	2
Lease financing receivables	—	—
Strategic Program loans	257	793
Ending balance	$12,986	$12,986
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

($ in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
ACL(2):
Beginning balance	$10,602	$9,855
Provision for loan losses	4,457	10,317
Charge offs
SBA	(259)	(392)
Commercial, non-real estate	—	—
Residential real estate	—	—
Strategic Program loans	(3,070)	(8,508)
Commercial real estate	—	—
Consumer	(4)	(4)
Recoveries
SBA	9	57
Commercial, non-real estate	—	2
Residential real estate	—	—
Strategic Program loans	233	641
Commercial real estate	—	—
Consumer	—	—
Ending balance	$11,968	$11,968
(2) ASU 2016-13 (CECL) was adopted January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.
The following tables show the allocation of the ACL as of September 30, 2023, and allowance for loan losses ("ALL") as of December 31, 2022, among loan categories. The ACL related to Strategic Programs constitutes 55.4% of the total ACL while comprising 5.9% of total loans held for investment as of September 30, 2023. The ALL related to Strategic Programs constitutes 55.9% of the total ALL while comprising 10.3% of total loans held for investment as of December 31, 2022. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	September 30, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$293	2.3%
Residential real estate	934	7.2%
Residential real estate multifamily	6	—%
Commercial real estate	3,571	27.5%
Commercial and industrial	349	2.7%
Consumer	103	0.8%
Lease financing receivables	534	4.1%
Strategic Program loans	7,196	55.4%
Total	$12,986	100.0%

	December 31, 2022
($ in thousands)	Amount	% of Total Allowance
SBA	$4,294	35.8%
Commercial, non real estate	401	3.4%
Residential real estate	497	4.2%
Strategic Program loans	6,701	55.9%
Commercial real estate	27	0.2%
Consumer	65	0.5%
Total	$11,985	100.0%
The following table reflects the ratios of the ACL to total loans held for investment ("LHFI"), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of September 30, 2023.

	ACL to Total LHFI	Nonaccrual loans to Total LHFI	ACL to Nonaccrual loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.9%	0.2%	790.8%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate	1.9%	5.6%	34.8%
Commercial and industrial	1.8%	0.1%	1659.8%
Consumer	1.5%	—%	—%
Lease financing receivables	1.7%	—%	—%
Strategic Program loans	35.9%	—%	—%
Total	3.8%	3.1%	124.8%
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
The decrease in ACL/ALL to total loans held for investment for the periods presented above was primarily due to growth in the SBA 7(a) loan balances guaranteed by the SBA. The increase in nonaccrual loans to loans held for investment as well as the increase in ACL to nonaccrual loans ratios from December 31, 2022 to September 30, 2023 was primarily related to a small number of large loans that were moved to nonaccrual status after the end of the fiscal year.
Due primarily to the increase in our average loans held for investment balances, the ratio of net charge-offs to average loans outstanding by loan category was lower during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The increase in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances in the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)		Average Loans		NCO (Recovery) to Average Loans
SBA	$(272)	$206,553	(0.5)%	$250		$131,879		0.8%
Commercial, non-real estate	—	27,965	—%	—		9,906		—%
Residential real estate	—	31,930	—%	—		31,889		—%
Strategic Program loans	2,491	21,214	47.1%	2,837		28,119		40.5%
Commercial real estate	—	19,840	—%	—		5,684		—%
Consumer	26	8,718	1.2%	4		5,603		0.3%
Total	$2,245	$316,220	2.8%	$3,091	$3,091	$213,080	213080000	5.8%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
SBA	$(31)	$185,628	—%	$335	$132,094	0.5%
Commercial, non-real estate	—	21,493	—%	(2)	6,409	(0.1)%
Residential real estate	—	30,326	—%	—	29,929	—%
Strategic program loans	7,496	22,039	68.6%	7,867	27,747	57.2%
Commercial real estate	—	18,843	—%	—	5,334	—%
Consumer	45	7,973	1.1%	4	5,064	0.2%
Total	$7,509	$286,302	5.3%	$8,204	$206,577	8.0%
Interest-Bearing Deposits in Other Banks
Our interest-bearing deposits in other banks increased to $126.4 million at September 30, 2023 from $100.2 million at December 31, 2022, an increase of $26.2 million, or 26.2%. This increase was primarily due to an increase in brokered demand deposit balances. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.
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

The following tables summarize the contractual maturities and weighted average yields of investment securities at September 30, 2023, and the amortized cost of those securities as of the indicated dates.

As of September 30, 2023
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—
Total	$—	$—	$—	$—

	As of September 30, 2023
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$2,117	2.6%	$5,113	1.8%	$7,230
Collateralized mortgage obligations	795	3.2%	7,815	3.0%	8,610
Total	$2,912	2.8%	$12,928	2.5%	$15,840
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the nine months ended September 30, 2023 and September 30, 2022.
At September 30, 2023, there were twenty securities, consisting of eleven collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at September 30, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position as of December 31, 2022.
Total Liabilities
Total liabilities increased to $404.7 million, or 55.4%, as of September 30, 2023 from $260.3 million as of December 31, 2022 primarily due to an increase in brokered deposits utilized in the funding of our lending programs.
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

The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	September 30, 2023		December 31, 2022
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$94,268	24.4%	$78,817	32.5%
Interest-bearing deposits:
Demand	87,753	22.7%	50,746	20.8%
Savings	8,738	2.2%	8,289	3.4%
Money markets	15,450	4.0%	10,882	4.5%
Time certificates of deposit	180,544	46.7%	94,264	38.8%
Total period end deposits	$386,753	100.0%	$242,998	100.0%

	Three Months Ended
	September 30, 2023			December 31, 2022			September 30, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$92,077	—%	26.5%	$96,581	—%	43.4%	$102,575	—%	49.5%
Interest-bearing deposits:
Demand	48,303	3.96%	13.9%	44,115	3.40%	19.8%	11,857	3.81%	5.7%
Savings	9,079	0.74%	2.6%	7,605	0.26%	3.4%	7,514	0.05%	3.6%
Money market	15,140	3.73%	4.3%	15,109	1.19%	6.8%	20,615	0.56%	9.9%
Time certificates of deposit	183,273	4.67%	52.7%	59,273	1.34%	26.6%	64,789	0.99%	31.3%
Total average deposits	$347,872	3.19%	100.0%	$222,683	1.12%	100.0%	$207,350	0.58%	100.0%

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$93,247	—%	30.4%	$120,102	—%	49.7%
Interest-bearing deposits:
Demand	44,669	3.87%	14.5%	8,616	2.40%	3.6%
Savings	8,245	0.61%	2.7%	7,211	0.06%	3.0%
Money market	13,748	3.01%	4.5%	29,742	0.32%	12.3%
Time certificates of deposit	146,914	4.23%	47.9%	75,836	1.02%	31.4%
Total average deposits	$306,823	2.74%	100.0%	$241,507	0.45%	100.0%
Our deposits increased to $386.8 million as of September 30, 2023 from $243.0 million as of December 31, 2022, an increase of $143.8 million, or 59.2%, and was primarily due to an increase in brokered time deposits utilized in the funding of our lending programs. Our Interest-bearing demand deposits increased to $87.8 million as of September 30, 2023 from $50.7 million as of December 31, 2022, an increase of $37.0 million, or 72.9%. This increase was primarily due to an increase in brokered demand deposits.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $133.1 million and $108.4 million as of September 30, 2023 and December 31, 2022, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at September 30, 2023 is as follows:

	September 30, 2023
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$68	$609	$34	$1,132	$1,843
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 22.8% of total assets at September 30, 2023.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At September 30, 2023, we had the ability to access $11.6 million from the Federal Reserve Bank’s Discount Window and $0.8 million from the Federal Reserve Bank's Bank Term Funding Program on a collateralized basis. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds. We also maintain a $32.0 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2023. In long term borrowings, we had $0.2 million outstanding at September 30, 2023 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2023, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $126.8 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.
Capital Resources
Shareholders’ equity increased $9.9 million to $150.4 million at September 30, 2023 compared to $140.5 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income recognized of $13.3 million. Stock options exercised, and stock-based compensation increased additional paid-in capital in the aggregate by approximately $1.6 million while the repurchase of common stock and the adoption of ASC 2016-13 (CECL) reduced additional paid-in capital by approximately $4.7 million and $0.2 million, respectively.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 27.1% and 34.9% as of September 30, 2023 and December 31, 2022, respectively.
Our return on average equity was 12.8% and 11.0% for the three months ended September 30, 2023 and 2022, respectively. Our return on average assets was 3.7% and 3.9% for the three months ended September 30, 2023 and 2022, respectively. Our return on average equity was 12.3% and 19.8% for the nine months ended September 30, 2023 and 2022, respectively. Our return on average assets was 3.8% and 6.5% for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of
Capital Ratios	September 30, 2023	December 31, 2022	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	22.1%	25.1%	9.0%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2023.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$182,021	$182,021	$—	$—	$—
Time deposits	180,544	71,232	82,179	12,556	14,577
Long term borrowings(1)	221	—	221	—	—
Operating lease obligations	6,942	1,118	2,188	2,321	1,315
Total	$369,728	$254,371	$84,588	$14,877	$15,892
(1)Balances in this category pertain to the PPPLF and are fully-collateralized with PPP loans
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of September 30, 2023 and December 31, 2022, the Company had $0.2 million and none, respectively, in allowance for credit losses on off-balance sheet credit exposures.
Our commitments to extend credit as of the dates indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Revolving, open-end lines of credit	$2,237	$1,683
Commercial real estate	20,886	17,886
Other unused commitments	367	253
Total commitments	$23,490	$19,822
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s stock during the third quarter of 2023.
During the three months ended September 30, 2023, we repurchased 230,978 shares of our common stock for $2.4 million (average per share purchase price of $10.15) pursuant to our common stock repurchase program. As of September 30, 2023, the Company has repurchased a total of 644,241 shares for $5.9 million and retired them at cost thereby completing the Company's share repurchase program.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	—	$—	—	230,978
August 1, 2023 - August 31, 2023	230,978	10.15	230,978	—
September 1, 2023 - September 30, 2023	—	—	—	—
Total	230,978	$10.15	230,978	—
____________________
(1)On August 18, 2022, the Company announced that the Board had authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program expires on August 31, 2024, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program depended on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of September 30, 2023, the Company has repurchased a total of 644,241 shares for $5.9 million, completing the Company's share repurchase program.
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
10.1
Membership Interest Purchase Agreement, dated as of July 25, 2023, among Business Funding Group, LLC, certain of its members named therein and FinWise Bancorp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023).

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

FinWise Bancorp

Date: November 13, 2023	By:	/s/ Kent Landvatter
Kent Landvatter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Javvis Jacobson
Javvis Jacobson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)