Form 10-K
period 2023-12-31
Finwise Bancorp
filed 2024-03-25
CIK 1856365

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter was $93.0 million. The Registrant had 12,818,944 shares of common stock, $0.001 par value, outstanding as of March 20, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

Index
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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:
•the success of the financial technology industry, as well as the continued evolution of the regulation of this industry;
•the ability of our Strategic Program or Fintech Banking Solutions service providers to comply with regulatory regimes, and our ability to adequately oversee and monitor our Strategic Program and Fintech Banking Solutions service providers;
•our ability to maintain and grow our relationships with our service providers;
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
•general economic and business conditions, either nationally or in our market areas;
•increased national or regional competition in the financial services industry;
•our ability to measure and manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;
•the adequacy of our risk management framework;
•the adequacy of our allowance for credit losses (“ACL”);
•the financial soundness of other financial institutions;
•new lines of business or new products and services;
•changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program or changes to the status of the Bank as an SBA Preferred Lender;
•the value of collateral securing our loans;

Index
•our levels of nonperforming assets;
•losses from loan defaults;
•our ability to protect our intellectual property and the risks we face with respect to claims and litigation initiated against us;
•our ability to implement our growth strategy;
•our ability to continue to launch new products or services successfully;
•the concentration of our lending and depositor relationships through Strategic Programs in the financial technology industry generally;
•interest-rate and liquidity risks:
•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;
•dependence on our management team and changes in management composition;
•the sufficiency of our capital;
•compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act and other anti-money laundering laws, predatory lending laws, and other statutes and regulations;
•results of examinations of us by our regulators;
•our involvement from time to time in legal proceedings;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•future equity and debt issuances;
•that the anticipated benefits new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where the Company and such other businesses operate; and
•other factors that are discussed in the section entitled “Risk Factors,” beginning on page 19.
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

Index
Overview
We are FinWise Bancorp, a Utah bank holding company headquartered in Murray, Utah. We operate through our wholly-owned subsidiary, FinWise Bank, a Utah state-chartered bank. We currently operate one full-service banking location in Sandy, Utah. We are a nationwide lender to consumers and small businesses. We believe that traditional barriers to servicing banking customers have been substantially lowered due to technological advances in the distribution and management of banking products and services. We seek to capitalize on these advances by leveraging strategic relationships, as well as proprietary loan origination systems and data analytics technology, to expand our reach in marketing channels utilized and credit products offered. As a technology-focused bank, we have utilized technology-oriented loan origination platforms in our Strategic Programs, SBA lending, Residential & Owner Occupied Commercial Real Estate, and Equipment Financing business lines. We have also deployed our own in-house technology to deliver loan and deposit solutions to our customers directly and through third parties.
The Company was formed in 2002 and acquired 100% of the stock of Utah Community Bank, a local community bank founded in 1999 focusing on real estate lending in and around the Salt Lake City, Utah MSA. While the Bank is our primary asset we also have a 20% membership interest in BFG, a Connecticut limited liability company, a nationally significant referral source for SBA loans and a legal lending facilitator. As described below, we have a right of first refusal to purchase additional interests in BFG from any selling member along with an option to purchase all of the interests from the remaining members through January 1, 2028. See “Our Relationship with Business Funding Group.”
We originate, sell or hold loans in four main lending areas: (i) nationwide Strategic Programs, (ii) a multi-state SBA 7(a) lending program, (iii) residential and owner occupied commercial real estate lending, and (iv) multi-state equipment financing. We have principally relied on core deposits, including Institutional Deposits, to fund our lending activities but also have used brokered deposits, Health Savings Account (HSA) sourced through a third party, and borrowings when we deem appropriate.
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
To strengthen our relationship with BFG, we negotiated a right of first refusal and an option to acquire 100% of BFG. Subject to the terms of that certain Right of First Refusal and Option Agreement, dated as of March 31, 2020, we were granted an option to acquire all of the ownership interests in BFG at any time from January 1, 2021, to January 1, 2028, at

Index
an earnings multiple of 10 to 15 times BFG’s net profit based on the fiscal year ended immediately prior to the exercise of the option. In addition, we have a right of first refusal, prior to our exercise of our option, to acquire any ownership interests that any individual owner of BFG wishes to sell. As consideration for the right of first refusal and option, we issued warrants to each BFG member (other than the Company) with the right to acquire shares of our common stock on a pro rata basis according to each such person’s percentage ownership in BFG, not exceeding an aggregate of 270,000 shares, at an exercise price of $6.67 per share. Unless otherwise exercised, the warrants will expire on March 31, 2028. Other than the Right of First Refusal and Option Agreement and the Standstill Agreement, there are no other agreements between us and BFG or among our respective shareholders.
On July 25, 2023, the Company entered into a Membership Purchase Agreement, as amended (the "Purchase Agreement") with BFG and four members of BFG ("Sellers"). Pursuant to the Purchase Agreement, the Company acquired an additional 10% non-voting ownership interest in BFG (the "Transaction"). On February 5, 2024, the Transaction was consummated and the Company issued in the aggregate 339,176 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers in exchange for their 10% aggregate non-voting ownership interest in BFG When combined with the Company’s existing 5.3% non-voting ownership interest and 4.7% voting ownership interest in BFG, the Company has a 20% ownership interest in BFG comprising a 4.7% voting ownership and a 15.3% nonvoting ownership interest.
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
The following table presents the composition of our loan held for investment portfolio by lending program, as of December 31, 2023:

($ in thousands)	Total Loans	% of Loans in Category of Total Loans
SBA	$239,922	64.5%
Commercial leases	38,110	10.2%
Commercial, non-real estate	2,457	0.7%
Residential real estate	38,123	10.2%
Strategic Program loans	19,408	5.2%
Commercial real estate:
Owner occupied	20,798	5.6%
Non-owner occupied	2,025	0.5%
Consumer	11,372	3.1%
Total	$372,215	100.0%
Note: SBA loans in the table above include $131.7 million of SBA 7(a) loan balances that are guaranteed by the SBA.
SBA 7(a) Loans. Since 2014, we have utilized relationships with third parties (primarily BFG) to originate loans partially guaranteed by the SBA, to small businesses and professionals. Once originated, we will either retain the loans or sell the SBA-guaranteed portion (generally 75% of the principal balance) of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. Loan terms generally range from 120 to 300 months and interest rates generally range from the prime rate plus 200 basis points to the prime rate plus 275 basis points, as adjusted quarterly. During the year ended December 31, 2023, we originated approximately $122.9 million in SBA 7(a) loans and held approximately $239.9 million of SBA 7(a) loans on our balance sheet as of December 31, 2023 of which $131.7 million was guaranteed by the SBA and $108.2 million was unguaranteed. As of December 31, 2023, our loan portfolio is comprised of 29.1% in unguaranteed portions of SBA 7(a) loans and 35.4% in guaranteed portions of SBA 7(a) loans.

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
Strategic Programs. We have established Strategic Programs with various third-party consumer and commercial loan origination platforms that use technology to streamline the origination of consumer and small commercial loans. We currently have twelve Strategic Program relationships. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank or another financial institution, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. This amount is usually set at a 1:1 ratio but may be restructured in certain circumstances as the relationship seasons or if the Strategic Program platform is an established company. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. Our Strategic Programs also cover a wide range of borrower credit profiles, loan terms and interest rates. Loan terms range from 1 month to 72 months. Interest rates currently range from 8% to 160%. During the year ended December 31, 2023, we originated approximately $4.1 billion in Strategic Program loans and had approximately $19.4 million in Strategic Program loans held for investment on our balance sheet at December 31, 2023. Business checking and money market demand accounts associated with Strategic Program relationships held balances of approximately $68.1 million (including $29.8 million held as collateral) as of December 31, 2023. As of December 31, 2023, our Strategic Program held-for-investment loans comprised of 5.2% of the Bank’s loan portfolio.
Residential and Commercial Real Estate Loans. We operate a single branch location in Sandy, Utah. From this branch, we offer commercial and consumer banking services throughout the greater Salt Lake City, Utah MSA. These products are delivered using a high-touch service, relationship banking approach. The majority of the lending product consists of residential non-speculative construction loans which generate both non-interest income and interest income. Construction loan terms generally range from 9 to 12 months and interest rates currently range from the prime rate to the prime rate plus 200 basis points. All the loans generated through this branch are held on our balance sheet. As of December 31, 2023, our branch-based banking operations consisted of approximately $68.9 million in loans (including approximately $60.9 million of residential and commercial real estate loans).
Primarily, our loans secured by real estate are made to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and loans to individual consumers for construction of single-family homes in our market areas. Our commercial real estate loans primarily include owner-occupied and investment real estate deeds of trust. We also make loans for the acquisition of undeveloped land. As of December 31, 2023, our residential real estate loans comprised 10.2% of the Bank’s loans held for investment portfolio, and our commercial real estate loans comprised 6.1% of the Bank’s loans held for investment portfolio. The majority of our commercial real estate loans are owner occupied commercial real estate loans which comprise 5.6% of the Bank's loans held for investment portfolio. Construction loans are typically disbursed as construction progresses and carry variable interest rates. Our construction and development loans typically have terms that range from six months to nine months but may be extended depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
Commercial Leases. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These leases are generally secured by liens on business assets. Historically, we have retained these leases on our balance sheet for investment. As of December 31, 2023, our commercial leases comprised 10.2% of the Bank’s loans held for investment portfolio.
Commercial Non-Real Estate Loans. Commercial non-real estate includes loans made to commercial enterprises that are not secured by real estate. Any loan, line of credit, or letter of credit (including any unfunded commitments), and any interest the Bank obtains in such loans made by another lender, to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, but not for

Index
personal expenditure purposes are included in this category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment. As of December 31, 2023, our commercial non-real estate loans comprised 0.7% of the Bank’s loans held for investment portfolio.
Consumer Loans. Consumer loans consist primarily of loans originated through our Point of Sale ("POS") program. Since 2011, the Bank has offered collateralized and uncollateralized loans without prepayment penalties to finance the purchase of retail goods and services. Loan applications are submitted at the point-of-sale through an online portal. Historically, all of the loans originated through our POS lending program have been held on our balance sheet. We target super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719) and near-prime (FICO score of 640 through 660) borrowers. Loan terms are generally 60 months and interest rates current range from 7.0% to 14.5%. We utilize a high degree of automation in this program and track loan applications, analyze credit and approve loans by deploying a combination of internal and “off-the-shelf” technology solutions. The majority of the approximately $11.4 million in consumer loans outstanding as of December 31, 2023, that were not generated through our Strategic Programs were originated in connection with our POS lending program. During the year ended December 31, 2023, we originated approximately $8.4 million in POS loans and held approximately $9.7 million of POS loans on our balance sheet as of December 31, 2023. As of December 31, 2023, our consumer loans comprised 3.1% of the Bank’s total loans held for investment portfolio.
Strategic Program Loans Held For Sale. The majority of originations of Strategic Program loans are not maintained by the Company as loans held for investment. We have selectively retained a portion of the Strategic Program loans or receivables based on the capacity and risk appetite of the Bank with the majority of Strategic Program originations being sold to investors. At December 31, 2023, the Company had $47.5 million in Strategic Program loans held-for-sale.
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
In taking the judgmental approach, we evaluate each potential loan relationship and adhere to a disciplined underwriting evaluation process that includes the following:
•understanding the customer’s financial condition and ability to repay the loan;
•evaluating management performance and expertise and industry experience;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate loan-to-value guidelines for collateral secured loans;
•maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and type of collateral; and
•ensuring that each loan is properly documented with perfected liens on collateral.
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

Index
Loan Approval Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our loan committee and other personnel in accordance with our loan policy. The thresholds associated with lending authorities vary by loan product. Our loan committee is comprised of our Chief Executive Officer, our President, our Chief Credit Officer, our Chief Financial Officer, certain other members of management and select senior loan officers, which is primarily responsible for day-to-day implementation and oversight of our loan approval procedures. The levels of lending authority are periodically reviewed by the Bank’s board of directors. Authority limits are based on the total exposure of the borrower, the loan product, and are conditioned on the loan conforming to the standards contained in the loan policy. Any loan policy exceptions are appropriately monitored and fully disclosed to the approving authority. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
The Bank analyzes each loan application in a reasonable manner, consistent with prudent lending standards. Additional factors considered during underwriting include, but are not limited to:
•whether the applicant has any other loans(s) (including through the PPP, SBA EIDL, other stimulus financing) that have repayment or contingent repayment requirements which could impact cash flow;
•for individual applicants, whether his or her source of income has been or may be impacted;
•whether historical financial information can be reasonably relied upon based on current market conditions; and
•the impact current market conditions have on collateral adequacy.
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
Lending Limits
Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of

Index
Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits. The Bank’s legal lending limit on loans to a single borrower was approximately $20.2 million as of December 31, 2023.
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
The Bank’s current Strategic Program service providers include OppFi, Reach Financial (formerly Liberty Lending), LendingPoint, American First Finance, Elevate, Upstart, Mulligan Funding, Great American Finance, Edly, Empower, Stride, and Earnest. From time to time, we expect the number and composition of our Strategic Program service providers to change as the business develops, contract terms expire or agreements with service providers are otherwise terminated. The Bank has engaged with other Strategic Program service providers since we established our first Strategic Program in 2016 and we may enter into Strategic Programs with other service providers in the future.
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
We typically retain Strategic Program loans for a number of business days after origination during which the Bank generally receives interest income related to the loans. Following this retention period, the Bank may sell either a portion of the loan or the whole loan to a special purpose investment vehicle or other investor as identified by us or our Strategic Program service providers. Such purchase transactions typically require the purchaser to maintain a reserve account with the Bank or another financial institution to secure the purchaser’s contractual obligations to purchase. Some of our Strategic Program service providers may also securitize the loans originated through the program and the Bank may choose

Index
to participate in such securitizations for liquidity reasons. The Bank may also hold a portion of the loans or receivables for investment. Our retention parameters vary among different Strategic Programs. The Bank’s retention obligations may be discretionary with respect to some Strategic Programs. In other Strategic Programs, the Bank may choose not to retain any loans or interest until the Strategic Program service provider has satisfied certain audit requirements of the Bank.
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
On October 13, 2021, we formed FinWise Investments, LLC, a limited liability company, as a wholly owned subsidiary of the Company to hold and manage private investments made by the Company and the Bank. The Company currently holds and, in the future, may acquire equity in certain of our Strategic Program service providers through this subsidiary. As of December 31, 2023, and 2022, this subsidiary holds $0.3 million and $0.3 million, respectively, of equity securities of two Strategic Program service providers.
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
We use a diversified funding strategy with an emphasis on core deposits from our branch operations, deposits originated through SBA 7(a) lending programs and Strategic Programs, coupled with brokered deposits and borrowings as needed. A meaningful portion of our core deposits include funds deposited through our Strategic Programs, to support reserve requirements. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balance is typically required to at least equal the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. The Bank has the right to withdraw amounts from the reserve deposit account to fulfill loan purchaser obligations created under the Strategic Program agreements. Depending on the strength of the relationship between the Bank and our Strategic Program relationship, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program relationships have opened operating deposit accounts at the Bank.
Our core deposits, as of December 31, 2023, constituted 42.6% of our funding sources (our core deposits comprise the sum of demand deposits, HSA demand deposits sourced through Lively, Inc., NOW accounts, MMDA accounts, savings accounts, and time deposits under $250,000 that are not brokered deposits).
Securities Portfolio
We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Our investments were approximately $15.4 million as of December 31, 2023. Specific objectives of our investment policy and portfolio are as follows:
•Ensure the Safety of Principal—Bank investments are generally limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations. Allowable non-investment-grade instruments must be approved by the board of directors.
•Income Generation—The Bank’s investment portfolio is managed to maximize income on invested funds in a manner that is consistent with the Bank’s overall financial goals and risk considerations.

Index
•Provide Liquidity—The Bank’s investment portfolio is managed to remain sufficiently liquid to meet anticipated funding demands either through declines in deposits and/or increases in loan demand.
•Mitigate Interest Rate Risk—Portfolio strategies are used to assist the Bank in managing its overall interest rate sensitivity position in accordance with goals and objectives approved by our board of directors.
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
Human Capital Resources
As of December 31, 2023, we employed 162 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good.
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

Index
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

Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the BHC Act, which prohibit any person or company from acquiring control of the Company without, in most cases, the prior written approval of the Federal Reserve. We are also subject to the regulation of the UDFI. Under Utah Code Ann. § 7-1-503, we are prohibited from issuing or offering to sell any security without approval from the UDFI.

The BHC Act was substantially amended by the Gramm-Leach-Bliley Act, or the GLBA, which, among other things, allows a bank holding company that satisfies certain criteria to elect to become a financial holding company, which would allow such company to engage in activities that are financial in nature, incidental to such activities, or complementary to such activities. We have not elected financial holding company status.

There are several restrictions imposed on us by law and regulatory policy that are designed to minimize potential loss to depositors and to the DIF in the event that a subsidiary depository institution should become insolvent. For example, the Federal Deposit Insurance Act (the “FDIA”) and Federal Reserve regulations require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result, a bank holding company may be expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it. The Federal Reserve also has the authority under the BHC Act to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution, such as the Bank, fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.

Index
The ability of any bank holding company to acquire another bank holding company or bank is also significantly impacted by discretionary decisions of federal regulators, including political appointees, as to whether any proposed merger would be consistent with national financial institutions policies. Such views may have an impact on the ability of any bank holding company to complete a merger transaction as an acquiror, a target, or in a “merger of equals.

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
Utah-chartered banks are required to pay supervisory assessments to the UDFI to fund its operations. The amount of the assessment paid by a Utah bank to the UDFI is calculated on an annual basis based on our average total assets for the prior year. During the year ended December 31, 2023, the Bank paid a de minimis assessment to the UDFI.
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. Eligibility criteria to utilize CBLR instead of the Basel III risk-based capital ratios include having total assets less than $10 billion and off-balance sheet exposures that were less than 25% of total assets, among others. The Company and the Bank qualified for and elected to use CBLR beginning in the first quarter of 2020.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain

Index
subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7, Capital Standards” for additional regulatory capital information, including the Bank’s and Company’s Leverage Ratio as of December 31, 2023.
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

Index
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

In November 2023, The FDIC finalized a special assessment to recoup losses to the DIF from protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to the amount of an insured depository institution’s uninsured deposits, as reported for the quarter ended December 31, 2022, minus up to $5 billion of uninsured deposits at the institution (or, if a banking organization has more than one insured depository

Index
institution, at the banking organization in the aggregate). Because we have less than $5 billion of uninsured deposits, the special assessment did not have any financial impact on the Bank
A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
Regulatory Restrictions on Dividends and Repurchases of Equity Securities
The Federal Reserve’s policy statement and supervisory guidance on the payment of cash dividends by a bank holding company, such as the Company, expresses the view that a bank holding company should generally pay cash dividends on common stock only to the extent that (1) the bank holding company’s net income available over the past year is sufficient to cover the cash dividend, (2) the rate of earnings retention is consistent with the organization’s expected future needs and financial condition, and (3) the minimum regulatory capital adequacy ratios are met. Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company.
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
Unless an exception applies, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. A bank holding company is not required to obtain prior Board approval for the redemption or purchase of its equity securities if (i) both before and immediately after the redemption, the bank holding company is well-capitalized, (ii) the bank holding company is well-managed under regulatory guidelines, and (iii) the bank holding company is not the subject of any unresolved supervisory issues.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with current applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other

Index
activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank operates under a CRA “strategic plan” and received a “satisfactory” rating in its most recent CRA evaluation.

In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessments areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “satisfactory” or “outstanding” ratings in the future. The rule maintained the option for a bank to operate under a strategic plan. The rule is expected to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026.
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
Cybersecurity
Federal banking regulators, as well as the U.S. Securities and Exchange Commission ("SEC") and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based

Index
services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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
Risk Factor Summary
Our business, financial condition and results of operations are subject to a number of substantial risks and uncertainties. These risks are discussed more fully in this “Item 1A. Risk Factors.” Some of these risks include the following:
•third-party service provider risk, including risks that we may be unable to maintain or increase loan originations facilitated through our Strategic Programs;
•legal, accounting and compliance risks, including risks related to the extensive state and federal regulation under which we operate and changes in such regulations;
•changes in the regulatory oversight environment impacting our Strategic Programs or non-compliance of federal and state consumer protection laws by our Strategic Program service providers;
•legal and regulatory risks associated with “true lender” statutes associated with our Strategic Programs;
•reputational risks, including the risk that we may be subject to negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our lending products or distribution channels;

Index
•legislative, regulatory, legal, and reputational risks related to our Strategic Programs, including those relating to our small dollar lending program;
•securities market, inflation and interest rate risks, including risks related to interest rate fluctuations and the monetary policies and regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve;
•risks related to cybersecurity breaches and system failures;
•operational and strategic risks, including the risk that we may not be able to implement our growth strategy, our continued ability to establish relationships with Strategic Program service providers, and the possible loss of key members of our senior leadership team;
•the impact and extent of Covid-19 (including the emergence of any new variants thereof) and the response of governmental authorities to Covid-19;
•credit risks, including risks related to the significance of SBA 7(a), Strategic Programs and construction loans in our portfolio, our relationship with BFG, our ability to effectively manage our credit risk and the potential deterioration of the business and economic conditions in our markets;
•liquidity and funding risks, including the risk that we will not be able to meet our obligations due to risks relating to our funding sources; and
•investment risks, including volatility in the trading of our common stock and limitations on our ability to pay dividends.
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

Index
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
The technologies created by and relied upon by us, including our FinView™ Analytics Platform, may not function properly, or at all, which may have a material impact on our operations and financial conditions. The performance of loans originated by us is dependent on the effectiveness of our FinView™ Analytics Platform used to evaluate borrowers’ credit profiles and likelihood of default. While our proprietary technologies and analytic models are continually adjusted to account for changes in various macroeconomic conditions, the bulk of the data gathered and the development of our enterprise data warehouse have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our FinView™ Analytics Platform have not been extensively tested during other adverse economic cycles. There is no assurance that our proprietary technologies can accurately predict loan performance during periods of adverse economic conditions. If our FinView™ Analytics Platform is unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers, which may increase uncertainty about the effectiveness of our FinView™ Analytics Platform.
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

Index
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
Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, South Korea and Japan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects. In addition, decreases in real estate values within our service areas caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in economic conditions could drive the level of loan losses beyond the level we have provided for in our ACL, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital. These factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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

Index
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
Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.
Our ACL may prove to be insufficient to absorb potential losses in our loan portfolio.
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standard for establishing allowances for loan and lease losses that replaces the prior approach under GAAP, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), became effective for us on January 1, 2023. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the former practice of recording losses when it is probable that a loss event has occurred. Moreover, the CECL standard may create

Index
more volatility in the level of allowance for credit losses. If we are required to materially increase the level of our allowance for credit losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations. For further information, please see Note 1, Summary of Significant Accounting Policies – Recent accounting pronouncements, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We maintain an ACL that represents management’s judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of our ACL is inherently highly subjective and requires management to make significant estimates of and assumptions regarding current credit risks, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors (including third-party review and analysis), both within and outside of our control, may require us to increase our ACL. If we are required to materially increase the level of our ACL for any reason, such increase could have an adverse effect on our business, financial condition and results of operations.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement or may acquire new lines of business or pilot programs or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of investors due to the perception that we are no longer focusing on our core business. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.
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

Index
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans has been a major portion of our business and a significant portion of our noninterest income, any significant changes to the SBA 7(a) program, such as its funding or eligibility requirements, may have an adverse effect on our prospects, financial condition and results of operations. Even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. Furthermore, when we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.
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
BFG is a nationally significant referral source of small business loans. BFG has been the primary source of SBA loan referrals for the Bank since the Bank began its SBA lending program in 2014. BFG referred 100% of the Bank’s SBA 7(a) loan originations for the year ended December 31, 2023. This relationship has permitted the Bank to focus on the development of underwriting, processing and servicing expertise for SBA 7(a) loans. Any disruption of our relationship with BFG or reduction in SBA 7(a) loan referrals could materially adversely impact our business, financial condition, results of operation and growth plans.
Because a significant portion of our loan portfolio held-for-investment within our local lending program, owner occupied commercial lending program and SBA 7(a) lending program is secured by real estate, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2023, approximately $60.9 million, or 16.4%, of our total gross loans held-for-investment were local lending or owner occupied commercial lending program loans with real estate as a primary or secondary component of collateral. We also have approximately $220.8 million, or 59.3%, of our total gross loans held-for-investment in SBA loans that are secured with real estate as a component of collateral as of December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.

Index
Appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and repossessed business and personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property which may not accurately describe the net value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned, or OREO, and business and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our ACL may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
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
We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. As of December 31, 2023, we had approximately $28.3 million of construction loans, which represents approximately 7.6% of our total gross loan portfolio held-for-investment. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction

Index
costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
As of December 31, 2023, our 10 largest borrowing relationships accounted for approximately 13.0% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our ACL could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2023, approximately $95.5 million, or 23.6%, of our total deposits were noninterest bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. If the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.
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
We also may borrow funds from third-party lenders, such as other financial institutions. We currently utilize four secured lines of credit provided by the FHLB, PPPLF and the Federal Reserve and two unsecured lines of credit provided by Bankers Bank of the West and Zions Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.
Further, the Federal Housing Finance Agency, the regulator of FHLB and other federal home loan banks, launched a comprehensive review of the Federal Home Loan Bank System including the mission, membership eligibility requirements,

Index
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
As of December 31, 2023, approximately $68.1 million, or approximately 16.8%, of our total deposits consisted of deposit accounts of our Strategic Program service providers. Generally, the terms of our Strategic Programs require each Strategic Program service provider or purchasing entity to establish a reserve deposit account with the Bank in an amount at least equal to the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. This requirement is intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. Depending on the strength of the relationship between the Bank and our Strategic Program service providers, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program service providers have opened operating deposit accounts at the Bank. If a Strategic Program service provider defaults on its letter of credit or we experience additional unanticipated fluctuations in our Strategic Program deposit levels, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources, which could have an adverse effect on our business, financial condition and results of operations.
If we are unable to attract additional merchants and retain and grow our existing merchant relationships, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.
Our continued success is dependent, in part, on our ability to expand our merchant base and to grow our commercial leasing and POS lending revenue. In addition, having a diversified mix of merchant relationships is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. If we fail to retain any of our merchant relationships, if we do not acquire new merchant relationships, if we do not continually expand revenue and volume from the merchant relationships, or if we do not attract and retain a diverse mix of merchant relationships, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.
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
In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the Covid-19 pandemic. The federal funds rate remained in this range for all of 2021. After a period of low interest rates, the federal funds rate was increased rapidly to 4.25%-4.50% at the end of 2022, and to 5.25%-5.5% at the end of 2023. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; and (iv) the mix of lending products we originate. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and

Index
as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth.
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
We invest a portion of our total assets (2.6% as of December 31, 2023) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. As of December 31, 2023, all securities were classified as held-to-maturity. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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

Index
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
The Bank relies significantly upon deposits for liquidity and funding business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During the first quarter of 2023, the media highlighted the risks of an extreme form of deposit run-off, sometimes referred to as a “run on the bank.” The failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for many other financial institutions. More moderate levels of run-off can adversely affect banks but are less dramatic and have been significantly less reported. The rapid rise in interest rates during 2022 and 2023 and the resulting industry-wide reduction in the fair value of securities portfolios, among other events, have increased volatility and uncertainty with respect to the health of the U.S. banking system. We believe this has resulted in a heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. We believe that the increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, have increased the risk of some level of deposit run-off for depository institutions at the present time. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. To manage this risk, the Bank maintains cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and the Bank plans to respond promptly and accurately to any customer concerns that might arise.
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

Index
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

We expect to derive a percentage of our deposits, total assets and income from deposit accounts generated through our Fintech Banking Solutions relationships.

We expect to acquire deposit accounts through our Fintech Banking Solutions relationships and provide oversight over these relationships, which must meet our internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our Fintech Banking Solutions customers could terminate their relationships with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we would be able to successfully replace such relationships. If we cannot replace such relationships, we may be required to seek higher rate funding sources and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

Our strategy of pursuing business with our Fintech Banking Solutions customers has been adopted by other institutions with which we compete.

Several online banking operations as well as the online banking programs of conventional banks have instituted Fintech Banking Solutions strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively small banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining these relationships.

Our agreements with Fintech Banking Solutions customers may expose us to credit risk.

Index
We may enter into agreements with our Fintech Banking Solutions customers pursuant to which our Fintech Banking Solutions customers may market bank consumer checking and consumer or commercial line of credit (“LOC”) accounts using their brands and digital platforms, make underwriting determinations for the LOC accounts, cover any losses on the LOC accounts, provide cash collateral to the Bank to secure payment of such losses or be partial guarantors of losses on the LOC accounts. In the event the cash collateral amount is not adequately maintained or is insufficient to cover the losses on the LOC accounts and the Fintech Banking Solutions customer does not or cannot otherwise meet its partial guaranty or other obligations under its agreement with the Bank, the Bank may incur losses on the LOC accounts. Losses associated with the LOC accounts (or the portfolios of other third parties with whom we enter into comparable Fintech Banking Solutions relationships) in such circumstances could have a material adverse effect on our net income, results of operations and financial condition.

Our agreements with Fintech Banking Solutions customers may produce limited revenue and may expose us to liability for compliance violations by Fintech Banking Solutions customer.

We expect to enter into agreements with Fintech Banking Solutions customers pursuant to which we will provide certain banking services for such Fintech Banking Solutions customers, including serving as the issuing bank for credit or debit cards issued to their customers and establishing one or more settlement accounts for the purpose of settling customer transactions. The agreements have varying terms and may be terminated by the parties under certain circumstances. If our Fintech Banking Solutions customers are not successful in achieving customer acceptance of their programs or terminate the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, our bank regulators may hold us responsible for the activities of our Fintech Banking Solutions customers with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of Fintech Banking Solutions customer activities. In recent years, a significant number of banks that provide Fintech Banking Solutions have become subject to enforcement actions relating to their customers’ activities, indicating that banking regulators have made banks’ oversight over their Fintech Banking Solutions customers a supervisory priority and that there is an increased risk that we could similarly become subject to additional regulatory scrutiny or enforcement. Additionally, financial weaknesses at our Fintech Banking Solutions customers could cause us to record greater expenses or losses or suffer reputational harm.
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

Index
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
Section 162(m) of the Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. As a consequence, Section 162(m) of the Code will limit the deductibility of compensation to our covered employees to $1 million beginning with the year ended December 31, 2021. Pursuant to Treasury regulations that were finalized on December 18, 2020, the definition of “covered employees” generally includes anyone who served as the chief executive officer or chief financial officer at any time during the taxable year; the three highest compensated executive officers (other than the chief executive officer or the chief financial officer), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if FinWise Bancorp acquires one or more publicly held corporations in the future.
Notably, under the American Rescue Plan Act of 2021, or the ARPA, which was signed into law on March 11, 2021, for tax years beginning after December 31, 2026, the definition of “covered employees” will be expanded to include FinWise Bancorp’s next five highest paid employees (in addition to those currently included in the definition as described above).
As a result of the foregoing, under present law, we may not be able to deduct all of the compensation paid in 2023 and future years if compensation paid to “covered employees” exceeds the thresholds established by Section 162(m) of the Code. Losing deductions under Section 162(m) of the Code could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of our stock.
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

Index
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
We may pursue deposit sourcing opportunities outside of the United States. We are currently subject to anti-corruption laws, including the FCPA. The FCPA and other applicable anti-corruption laws generally prohibit us, our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain other business advantages. We may also participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other jurisdictions’ anti-corruption laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA. If we are not in compliance with the FCPA or other anti-corruption laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition and results of operations. Similarly, any investigation of any potential violations of the FCPA or other anti-corruption laws by authorities in the United States or other jurisdictions where we conduct business could also have an adverse impact on our reputation, business, financial condition and results of operations.
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

Index
We are subject to numerous laws and regulations, designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws or regulations could lead to a wide variety of sanctions.
The Community Reinvestment Act, or CRA, directs all insured depository institutions to help meet the credit needs of the local communities in which they are located, including low- and moderate-income neighborhoods. Each institution is examined periodically by its primary federal regulator, which assesses the institution’s performance. The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product, or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have a material adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services. For example, the CFPB has proposed rules that would restrict various fees that financial institutions can charge consumers, including credit card late fees and certain insufficient funds fees.
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

Index
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

Index
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
A significant portion of our loan origination is conducted through our Strategic Programs. Approximately $49.1 million, or 57.4% of our total revenues for the year ended December 31, 2023, were generated through our Strategic Programs. Our agreements with service providers to the Strategic Programs are non-exclusive and do not prohibit the service providers from working with our competitors upon payment of a fee or from offering competing services. In addition, the Strategic Program service providers may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume and revenue. Although we have taken steps to secure relationships with our Strategic Program service providers and key third-party relationships, we could in the future have disagreements or disputes with our Strategic Program service providers, which could negatively impact or threaten our relationship.
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

Index
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
The interest rates that are charged to borrowers and that form the basis of payments to investors through marketplaces are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. Certain states have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by the Bank through certain Strategic Programs. If the laws of such jurisdictions were found to apply to the loans originated by the Bank through a marketplace, those loans could be in violation of such laws or it could impact the ability to sell such loans to investors. Approximately $25.9 million, or 30.3% of our total revenues for the year ended December 31, 2023, were generated from Strategic Programs with annual interest rates above 36%.
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

Index
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
Although we plan to continue to grow our business organically, we may explore opportunities to invest in, or to acquire, other financial institutions, financial service companies and businesses that we believe would complement our existing business. Our investment or acquisition activities could be material to our business and involve a number of risks including the following:
•difficulty in estimating the value of any target company;
•investing time and incurring expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
•the lack of history among our management team in working together on acquisitions and related integration activities;
•obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;
•the time, expense and difficulty of integrating the operations and personnel of any combined businesses;
•unexpected asset quality problems with acquired companies;
•inaccurate estimates and judgments used to evaluate credit, operations, management and market risks with respect to any target institution or assets;
•risks of impairment to goodwill or other-than-temporary impairment of investment securities;

Index
•potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•an inability to realize expected synergies or returns on investment;
•potential disruption of our ongoing banking business;
•maintaining adequate regulatory capital; and
•loss of key employees, key customers or key business counterparties following our investment or acquisition.
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

Index
Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
Our executive management and board of directors have significant control over our business.
As of December 31, 2023, our directors and executive officers beneficially owned an aggregate of 2,993,075 shares, or approximately 22.8% of our issued and outstanding common stock. Consequently, our executive management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
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

Index
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
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 1C.    CYBERSECURITY
The Company is exposed to cybersecurity threats and incidents that can range from uncoordinated individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company or its third party service providers. Our customers, strategic relationships and regulators expect us to maintain a suitable cybersecurity posture to identify, protect, detect, respond and recover from incidents that may impact the confidentiality, integrity and availability of sensitive information we possess. We evaluate the risks of data theft (including theft of sensitive, proprietary and other data categories, in addition to personal data), harm to customer or third party relationships and litigation or regulatory investigation or actions that could materially adversely affect our financial condition, results of operations and reputation. Cybersecurity risk is assessed and managed primarily through our operations, risk management, and audit teams and is overseen by our Board of Directors.

The Bank’s Information Security Officer (or ISO), who reports to our Chief Compliance & Risk Officer, is directly responsible for assessing and managing cybersecurity risks pursuant to the Company’s Information Security Program, which is approved by our Board of Directors periodically. The current ISO has more than 5 years of cybersecurity experience and holds multiple industry certifications.

Index
The ISO provides our Board of Directors with periodic reports regarding the Company’s cybersecurity condition, key activities and recommendations for improvement of the Information Security Program. The ISO coordinates any incident responses with members of the Company’s executive management, regulators and third parties. The ISO also reports any matter relating to cybersecurity incident responses and control deficiencies to our Board of Directors and its Audit Committee, respectively.

The cybersecurity department of the Bank’s Information Technology (or IT) department is responsible for the day-to-day operations of our cybersecurity controls and defenses. The department is managed by the Bank’s Director of Information Systems and Security, who reports to the Bank’s Chief Technology Officer. The current Director of Information Systems and Security has more than 24 years of technology and cybersecurity experience. Our Chief Technology Officer periodically reports information about the Company’s cybersecurity risks and operational developments to our Board of Directors.

The IT department provides the ISO with access to its operations and alerts regarding cybersecurity events. Events that could become cybersecurity incidents are reviewed and evaluated by the ISO in consultation with the IT department. Documented escalation procedures are tested regularly as part of tabletop exercises and other activities and include notification to executive management during qualifying cybersecurity incidents. The IT department shares responsibility with the ISO for identifying and prioritizing improvements to the Company’s cybersecurity capabilities and resources.

The Bank’s IT Steering Committee, comprising the ISO and members of the Company’s executive management and IT department, generally meets on a monthly basis to review developments regarding the Company’s cybersecurity risks, defenses and remediation activities. Minutes of the meetings of the IT Steering Committee are regularly reviewed by our Board of Directors.

We perform periodic risk assessments of the Company’s information systems based on regulatory guidance issued by the Federal Financial Institutions Examination Council (FFIEC) and state and federal regulators, including the FDIC and the UDFI. We use multiple real-time and interval-based monitoring and reporting mechanisms to detect and respond to cybersecurity incidents. We also engage multiple independent third parties or cyber experts to detect and defend against cybersecurity threats and to assess information security programs and practices including penetration testing. Additionally, we participate in various cybersecurity industry forums and have access to law enforcement analyses regarding current threats.

The ISO, along with the Bank’s Third-Party Oversight Committee, evaluates cybersecurity risks and information systems of third parties whose information systems support important Company operations or with whom the Company has significant business relationships at onboarding, on an ongoing basis and upon termination of the business relationship. Such evaluations may include reviews of reports or performing assessments of a third party’s information systems pursuant to established cybersecurity frameworks such as International Organization for Standardization (ISO) ISO 27001 or Cybersecurity Framework (CSF) published by the US National Institute of Standards and Technology, as well as reviews of reports issued by a third party’s auditors developed under the attestation standards issued by the American Institute of Certified Public Accountants (AICPA). When appropriate, the Company may include additional risk mitigation measures in its onboarding requirements for third parties to address any identified risk factors, such as minimum required information security performance agreements to enable cybersecurity threats and incidents to be managed within applicable industry or regulatory standards, disclosure obligations requiring reporting to the Company of the occurrence and mitigation of cybersecurity threats and incidents, and requirements to maintain adequate levels of cybersecurity insurance coverage.

When a cybersecurity incident occurs, whether detected internally or from a third party, we evaluate the incident for criticality and potential materiality and disclosure. We consider various factors in assessing the materiality of a cybersecurity incident, including the potential for misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and business operation disruption, and may consult with external advisors, experts or legal counsel in connection with our assessment. We have escalation procedures to notify members of our executive management, Board of Directors and regulators in a timely manner based on the criticality and materiality of any cybersecurity incident.

Index
While we have experienced, and expect to continue to experience, cybersecurity threats, we did not experience any material cybersecurity incident in the year ended December 31, 2023. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For additional information regarding cybersecurity risks, see “Risk Factors - Risks Related to Cybersecurity and Technology”.
.
Item 2.    PROPERTIES
Our headquarters office is currently located at 756 East Winchester, Suite 100, Murray, UT 84107. The following table summarizes pertinent details of our leased office properties.

Location	Owned/ Leased	Lease Expiration	Type of Office
Murray, Utah	Leased	October 31, 2029	Corporate Headquarters
Sandy, Utah	Leased	July 31, 2024	Retail Bank Branch
We believe that the leases to which we are subject have terms that are generally consistent with prevailing market terms. None of the leases involve any of our directors, officers or beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. We expect to extend our Sandy, Utah branch lease for one year through July 31, 2025.
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
Holders
There were approximately 132 shareholders of record of the Company’s common stock as of December 31, 2023. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Recent Sales of Unregistered Securities and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s stock during the fourth quarter of 2023. The Company did not repurchase any of its shares and did not have any authorized share repurchase programs during the fourth quarter of 2023.

Index

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Restricted Stock Awards	Weighted-Average Exercise Price of Outstanding Options or Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
FinWise Bancorp 2016 Stock Option Plan	113,923	$5.53	2,189
FinWise Bancorp 2019 Stock Option Plan	908,527	7.18	333,853
Equity compensation plans not approved by security holders (1)	250,914	5.43	NA
Total	1,273,364	$6.69	336,042
(1)Reflects (a) a grant to Kent Landvatter of 40,914 non-qualified stock options, (b) a grant to Javvis Jacobson of 60,000 non-qualified stock options, (c) a grant to James Noone of 60,000 non-qualified stock options, (d) grants to Howard Reynolds of an aggregate of 18,000 non-qualified stock options, (e) grants to Gerald E. Cunningham of an aggregate of 18,000 non-qualified stock options, (f) grants to Thomas E. Gibson of an aggregate of 18,000 non-qualified stock options, (g) grants to James N. Giordano of an aggregate of 18,000 non-qualified stock options, (h) grants to Jeana Hutchings of an aggregate of 9,000 non-qualified stock options and (i) grants to Lisa Ann Nievaard of an aggregate of 9,000 non-qualified stock options.
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

Index
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
Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.
The ACL on loans held for investment is the combination of the allowance for credit losses and the reserve for unfunded loan commitments. The allowance for credit losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.
With respect to the Bank's core portfolio which consists of commercial real estate, residential real estate, commercial and industrial, commercial leases and consumer loans, the Bank pools similar loans that are collectively evaluated and determines an appropriate level of general allowance by portfolio segment using a non-discounted cash flow model taking into account probability of default, loss in the event of default, and prepayment speed estimates based on industry specific collected data. The model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. With respect to the Bank's active retained Strategic Program loan portfolio, the Bank is using a methodology that compares the actual loan performance of a vintage to the worst performing loans within that vintage, known as the high-water mark. The Bank records the expected credit losses based on the high-water mark loss rate. With respect to the Bank's inactive retained Strategic Program loan portfolio, performance data at the summary level provided by the Strategic Programs is banded by credit profile and original loan term and compared to actual loan performance on a quarterly basis. The expected loss rate is supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to national unemployment rate forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following that are derived from the Interagency Policy Statement on Allowance for Credit Losses: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio; changes in the nature and volume of the loan portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due loans, nonaccrual loans, and classified or graded loans; changes in the quality of the Bank's loan review system; changes in the value of underlying collateral for loans that are not collateral-dependent; changes in the level of concentration of credit; changes in the effect of competition, legal, and regulatory requirements on the level of estimated credit losses; and, if applicable, changes in the composition and volume of the loan portfolio due to mergers, acquisitions, and other significant transactions not considered elsewhere. The Bank also considers as an additional qualitative factor any lingering "ripple" effects of the Covid-19 pandemic, including lasting changes to consumer behavior, lending, and society at large. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant.
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

Index
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
Commercial Leases. Equipment financing and leasing typically involve the use of equipment as collateral for the loan. If the borrower defaults on the loan, the Bank may need to repossess and sell the equipment to recover the outstanding debt. However, the value of the equipment may depreciate over time, or disappear, making it difficult for the Bank to recover the full amount of the loan. In equipment leasing, the residual value of the equipment is an important consideration. The residual value is the estimated value of the equipment at the end of the lease term. If the actual value of the equipment is lower than the residual value, the lessor may not be able to recover the full amount of the lease payments.
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

Index
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans, identified by classified loan grades (also know as risk rating), are removed from the collectively assessed population and added to the individually assessed population of loans. Within the individually assessed population, the Company determines whether loan repayment is expected from cash flow or from the liquidation of collateral. For individually assessed cash flow based repayment loans, the Company considers the net of the present value of estimated future cash flows using the original loan terms, including the original effective interest rate. Loans that experience insignificant payment delays and payment shortfalls are generally not individually evaluated. The Company considers the significance of payment delays on a case-by-case basis, taking into consideration the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to principal and interest owed. For individually assessed collateral based repayment loans, the Company estimates the net realizable value by evaluating the asset's present fair market value (supported by current independent appraisals or evaluations) less liquidation expenses associated with the asset's sale or disposal. Common liquidation expenses considered are commissions paid to brokers or auctioneers, property taxes, force-placed insurance premiums, legal fees, maintenance costs, and other care and preservation of collateral expenses. Within the strategic program loan portfolio, the Company has Held for Investment ("HFI") strategic programs that it considers active and inactive. Strategic programs are considered active when the Company is continuing to originate and retain vintages of loans with the strategic program. Strategic programs are considered inactive when the Company is no longer originating and retaining vintages of loans with the strategic program. For the inactive HFI strategic programs there may still be outstanding loan balances from previously originated vintages; however, those loan balances decrease month-over-month through a combination of prepayment, charge-off, and regular amortization. For the active HFI strategic programs, the Company evaluates impairment collectively on a vintage basis employing a high-water vintage methodology. For the inactive HFI strategic programs, the Company evaluates impairment collectively by calculating blended loss rates comparing the actual loan tapes against portfolio level data provided by the inactive HFI strategic programs.
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

Index
The determination of the grant date fair value using an option pricing model is affected principally by our estimated fair value of our common stock and requires us to make a number of other assumptions, including the expected term of the award, the expected volatility of the underlying shares, the risk-free interest rate and the expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. We will continue to use judgment in evaluating the expected volatility, expected terms and interest rates utilized for our stock-based compensation expense calculations on a prospective basis. If any assumptions change, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:
•Expected Term. The expected term represents the period that our awards are expected to be outstanding. We calculated the expected term using a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards.
•Expected Volatility. Prior to our initial public offering, the expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the awards, as we did not have any trading history to use the volatility of our own common shares. After the completion of our initial public offering, it is no longer necessary to utilize the volatility of comparable publicly traded companies as we now have historical trading volatility data on our own common shares.
•Risk-Free Interest Rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life.
•Expected Dividend Yield. We have not paid dividends on our common shares nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.
For the years ended December 31, 2023 and 2022, stock-based compensation expense was $2.0 million and $0.8 million, respectively. As of December 31, 2023, we had $1.4 million of total unrecognized stock-based compensation costs, which we expect to recognize over an estimated weighted-average period of 1.5 years. We expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. During the years ended December 31, 2023 and 2022, the Company recognized $0.3 million and de minimis interest and penalties, respectively.
Executive Summary
Net income for the year ended December 31, 2023 decreased $7.7 million to $17.5 million when compared to the year ended December 31, 2022 due primarily to a $11.9 million reduction in gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase the interest income the Company receives from such loans, a $6.6 million reduction in strategic program fees resulting primarily from

Index
a decline in loan origination volumes, and an increase in non-interest expense of $1.4 million. Partially offsetting these declines were a $4.6 million reduction in the provision for income taxes, a $3.7 million increase in net interest income, a $1.9 million reduction in the provision for credit losses, and a $2.3 million increase in other miscellaneous income.
The net interest margin was 11.65% for the year ended December 31, 2023, compared to 14.04% for the year ended December 31, 2022. The decline in net interest margin was due primarily to a $26.6 million decrease in the average balances of loans held for sale along with a shift in the Company's deposit portfolio mix from lower costing deposits to higher costing deposits, partially offset by an increase in average yield and balances in the Company's interest bearing deposits.
Total assets increased by $185.4 million to $586.2 million as of December 31, 2023 compared to December 31, 2022. This increase was primarily attributable to increased brokered deposits utilized to fund a $134.3 million increase in net loans receivable, a $23.9 million increase in Strategic Program loans held-for-sale, and a $16.4 million increase in the Company's interest-bearing deposits.
Originations decreased by $3.0 billion to $4.3 billion for the year ended December 31, 2023 compared to the year ended December 31, 2022 due mainly to adverse market and economic conditions affecting loan purchasers and borrowers.

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	For the Years Ended December 31,
($ in thousands)	2023	2022
Interest income	$64,534	$52,329
Interest expense	(9,975)	(1,434)
Provision for loan losses	(11,638)	(13,519)
Non-interest income	21,080	37,411
Non-interest expense	(40,188)	(38,756)
Provision for income taxes	(6,353)	(10,916)
Net income	$17,460	$25,115
Net income for the year ended December 31, 2023 was $17.5 million, a decrease of $7.7 million, or 30.5%, from net income of $25.1 million for the year ended December 31, 2022. The decrease was primarily attributable to an $11.9 million, or 87.6%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase the interest income the Company receives from such loans, lower strategic program fees of $6.6 million, or 29.2%, resulting primarily from a decline in loan origination volume, and an increase of $8.5 million, or 595.5%, in interest expense primarily associated with a shift in our deposit portfolio mix from lower costing deposits to higher costing deposits. Partially offsetting the decrease in net income were an increase in total interest income of $12.2 million, or 23.3%, a reduction in provision for income taxes of $4.6 million, or 41.8%, a decrease of $1.9 million, or 13.9%, in provision for credit losses, and an increase of $2.3 million, or 871.3%, in other miscellaneous income due primarily to an increase of $1.1 million in rental income earned on the Company's operating lease portfolio and a $0.6 million gain on the resolution of a forbearance agreement in the Company's SBA lending program.
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

Index
For the year ended December 31, 2023, our net interest income increased $3.7 million, or 7.2%, to $54.6 million compared to the year ended December 31, 2022. This increase was primarily due to increases in the yields on all interest earning asset categories and was partially offset by decreases in the loans held-for-sale volume as well as increased rates on our certificate of deposit portfolio. Average interest earning assets increased by $106.0 million, or 29.2%, to $468.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, while the related yield on average interest earning assets decreased by 66 basis points to 13.78%. The cost of funds on interest bearing liabilities for the year ended December 31, 2023 increased by 306 basis points to 4.22%, and the average balance in interest bearing liabilities increased by $113.3 million, or 92.0%, to $236.5 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits as well as volume growth in our interest bearing demand accounts. Our net interest margin decreased to 11.65% for the year ended December 31, 2023 from 14.04% for the year ended December 31, 2022.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $1.0 million and

Index
$0.1 million for the year ended December 31, 2023 and 2022, respectively. Average balances have been calculated using daily averages.

	Years Ended December 31,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest-bearing deposits with the Federal Reserve, non
U.S. central banks and other banks	$110,866	$5,751	5.19%	$74,920	$1,180	1.58%
Investment securities	14,731	338	2.30%	12,491	208	1.67%
Loans held for sale	39,090	15,051	38.50%	65,737	21,237	32.31%
Loans held for investment	303,784	43,394	14.28%	209,352	29,704	14.19%
Total interest earning assets	468,472	64,534	13.78%	362,500	52,329	14.44%
Non-interest earning assets	25,269			19,325
Total assets	$493,740			$381,825
Interest bearing liabilities:
Demand	$45,454	$1,856	4.08%	$17,564	$531	3.02%
Savings	8,207	51	0.62%	7,310	7	0.10%
Money market accounts	13,665	362	2.65%	26,054	116	0.45%
Certificates of deposit	168,887	7,705	4.56%	71,661	778	1.09%
Total deposits	236,213	9,974	4.22%	122,589	1,432	1.17%
Other borrowings	251	1	0.35%	566	2	0.35%
Total interest bearing liabilities	236,464	9,975	4.22%	123,155	1,434	1.16%
Non-interest bearing deposits	93,126			114,174
Non-interest bearing liabilities	17,250			15,781
Shareholders’ equity	146,901			128,715
Total liabilities and shareholders’ equity	$493,740			$381,825
Net interest income and interest rate spread		$54,559	9.56%		$50,895	13.28%
Net interest margin			11.65%			14.04%
Ratio of average interest-earning assets to average interest- bearing liabilities			198.12%			294.34%
Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate. The volume column shows the effects attributable to

Index
changes in volume. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2023			2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$3,777	$794	$4,571	$1,092	$27	$1,119
Investment securities	88	42	130	9	152	161
Loans held-for-sale	5,549	(11,735)	(6,186)	(4,460)	3,236	(1,224)
Loans held for investment	199	13,491	13,690	1,603	1,427	3,030
Total interest income	9,613	2,592	12,205	(1,756)	4,842	3,086
Interest expense:
Demand	241	1,085	1,326	270	208	478
Savings	43	1	44	(2)	(1)	(3)
Money market accounts	273	(27)	246	25	16	41
Certificates of deposit	4,858	2,069	6,927	(213)	(9)	(222)
Other borrowings	—	(1)	(1)	—	(125)	(125)
Total interest bearing liabilities	5,414	3,127	8,542	80	89	169
Net interest income	$4,199	$(536)	$3,664	$(1,836)	$4,753	$2,917
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
Our provision for credit losses was $11.6 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $1.9 million for the year ended December 31, 2023 compared to the prior year was primarily due to an increase in the proportion of loan balances that are guaranteed by the SBA in our loans held for investment portfolio. Although the held for investment loan portfolio balances grew by $135.6 million, the majority of that growth was in loan balances that are guaranteed by the SBA. At December 31, 2023, the Company maintained $131.7 million in loan balances that are guaranteed by the SBA compared to $49.5 million in loan balances that are guaranteed by the SBA balances as of December 31, 2022. Also contributing to the decrease from the prior year was a reduction in strategic program loans held for investment to which higher risk is attributable. In addition, the provision for the prior year period was calculated under the incurred loss model rather than the current expected credit loss methodology as required under ASU 2016-13 and is not necessarily comparable to the provisions charged in 2023.
Noninterest Income
The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

Index
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Noninterest income:
Strategic Program fees	$15,914	$22,467	$(6,553)	(29.2)%
Gain on sale of loans, net	1,684	13,550	(11,866)	(87.6)%
SBA loan servicing fees	1,466	1,603	(137)	(8.5)%
Change in fair value on investment in BFG	(600)	(478)	(122)	25.5%
Other miscellaneous income	2,616	269	2,347	872.5%
Total noninterest income	$21,080	$37,411	$(16,331)	(43.7)%
For the year ended December 31, 2023, total noninterest income decreased $16.3 million, or 43.7%, to $21.1 million compared to the year ended December 31, 2022. This decrease was primarily due to an $11.9 million, or 87.6%, reduction in the gain on sale of loans primarily attributable to the Company's increased retention of the guaranteed portion of SBA loans the Company originates to increase the interest income the Company receives from such loans and lower strategic program fees of $6.6 million, or 29.2%, primarily resulting from a decline in loan origination volume.
Noninterest Expense
Noninterest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and continued to implement our plan to build an efficient, integrated fintech banking operation with significant capacity for growth.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$25,751	$24,489	$1,262	5.2%
Professional services	4,961	5,454	(493)	(9.0)%
Occupancy and equipment expenses	3,312	2,204	1,108	50.3%
Impairment of SBA servicing asset	(376)	1,728	(2,104)	(121.8)%
Other operating expenses	6,540	4,881	1,659	34.0%
Total noninterest expense	$40,188	$38,756	$1,432	3.7%
For the year ended December 31, 2023, total noninterest expense increased $1.4 million, or 3.7%, to $40.2 million compared to the year ended December 31, 2022. This increase was primarily due to an increase in other operating expenses primarily related to data processing costs, an increase in salaries and employee benefits related to a higher number of employees, and increased occupancy and equipment expenses related to our increase in commercial operating lease activity, and was partially offset by a recovery on the SBA servicing asset during 2023 that did not occur in the prior year.

Index
Financial Condition
The following table summarizes selected components of the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

	As of December 31,		Change
($ in thousands)	2023	2022	$	%

Total assets	$586,221	$400,780	$185,441	46.3%
Investment securities held to maturity, at cost	15,388	14,292	1,096	7.7%
Loans receivable, net	358,560	224,217	134,343	59.9%
Deposits	404,833	242,998	161,835	66.6%
Total shareholders' equity	155,056	140,459	14,597	10.4%
Total equity to total assets	26.5%	35.0%		(24.3)%
Weighted average shares outstanding, basic(1)	12,488,564	12,729,898		(1.9)%
Weighted average shares outstanding, diluted(1)	12,909,648	13,357,022		(3.3)%
(1)Average shares presented for December 31, 2023 and December 31, 2022 are for the respective years ended on those dates.
Total assets at December 31, 2023 were $586.2 million, an increase of $185.4 million from December 31, 2022. The increase in total assets was due primarily to increases in loans receivable, net, of $134.3 million, Strategic Program loans held-for-sale of $23.9 million, and cash and cash equivalents of $16.4 million. The decline in the total equity to total assets ratio was primarily due to the asset growth achieved during 2023. The reduction in weighted average basic and diluted shares outstanding was primarily the result of the Company's share repurchase program that was completed during the third quarter of 2023.
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
SBA 7(a) Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of December 31, 2023 and December 31, 2022, we had total SBA 7(a) loans of $239.9 million and $145.2 million, respectively, representing 64.5% and 61.4% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. In light of reduced gain-on-sale premiums and increasing variable loan rates during 2022 and 2023, we retained on our balance sheet a greater

Index
percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the related decline in gain-on-sale revenue.
Commercial leases
As of December 31, 2023 and December 31, 2022, we had total commercial leases of $38.1 million and $9.3 million, respectively, representing 10.2% and 3.9% of our total loans held for investment, respectively. Underwriting for smaller ticket credit requests is generally scorecard-based. Underwriting for larger ticket credit requests is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, the Company may occasionally sell leases to certain purchasers.
Commercial, non-real estate
Commercial non-real estate loans consist of loans made to commercial enterprises that are not secured by real estate. As of December 31, 2023 and December 31, 2022, we had total commercial non-real estate loans of $2.5 million and $2.2 million, respectively, representing 0.7% and 0.9% of our total loans held for investment, respectively. Any loan, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of December 31, 2023 and December 31, 2022, we had total residential real estate loans of $38.1 million and $37.8 million, respectively, representing 10.2% and 16.0% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may determine to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital and risk management considerations. As of December 31, 2023 and December 31, 2022, we had total Strategic Program loans held for investment of $19.4 million and $24.3 million, respectively, representing 5.2% and 10.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Index
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of December 31, 2023 and December 31, 2022, we had total commercial real estate loans of $22.8 million and $12.1 million, respectively, representing 6.1% and 5.2% of our total loans held for investment, respectively. The commercial real estate loans that are owner occupied as of December 31, 2023 and December 31, 2022 represent 91.1% and 72.4% of the commercial real estate loans, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of December 31, 2023 and December 31, 2022, we had total consumer loans of $11.4 million and $5.8 million, respectively, representing 3.1% and 2.5% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Portfolio Program Summary
Through our diversification efforts we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.
The following table summarizes our loan portfolio by loan program as of the dates indicated:

	As of December 31,
	2023		2022
	Amount	% of total loans	Amount	% of total loans
SBA(1)	$239,922	64.5%	$145,172	61.4%
Commercial leases	38,110	10.2%	9,252	3.9%
Commercial, non real estate	2,457	0.7%	2,232	0.9%
Residential real estate	38,123	10.2%	37,815	16.0%
Strategic Program loans	19,408	5.2%	24,259	10.2%
Commercial real estate
Owner occupied	20,798	5.6%	8,733	3.7%
Non-owner occupied	2,025	0.5%	3,330	1.4%
Consumer	11,372	3.1%	5,808	2.5%
Total	$372,215	100.0%	$236,601	100.0%
(1)SBA loans as of December 31, 2023 and December 31, 2022 include $131.7 million and $49.5 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.

Index
Loan Maturity and Sensitivity to Changes in Interest Rates
As of December 31, 2023, $196.0 million, or 52.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $176.2 million as of December 31, 2023. The variable rate portion of our total held for investment loan portfolio at December 31, 2023 was $281.7 million, or 75.7%. The variable rate portion of the total held for investment loans reflects our strategy of minimizing interest rate risk through the use of variable rate products.
The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2023:

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA	$493	4.39%	$796	9.23%	$1,606	10.45%
Commercial leases	10,073	6.83%	27,413	7.16%	624	7.56%
Commercial, non-real estate	703	5.68%	1,621	5.82%	123	3.76%
Residential real estate	6,230	7.07%	4,653	7.65%	60	4.29%
Strategic Program loans	14,305	125.05%	5,103	82.20%	—	—%
Commercial real estate
Owner occupied	1,976	7.04%	1,725	7.85%	—	—%
Non-owner occupied	101	4.60%	108	3.51%	244	3.48%
Consumer	3,051	6.40%	7,668	5.79%	653	9.17%

Variable rate loans:
SBA	15,720	10.87%	62,367	10.87%	100,880	10.70%
Commercial leases	—	—%	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	23,718	9.02%	1,941	5.85%	1,521	4.55%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate
Owner occupied	943	8.91%	3,766	8.91%	7,384	9%
Non-owner occupied	1,541	10.50%	—	—%	—	—%
Consumer	—	—%	—	—%	—	—%
Total	$78,854	29.82%	$117,161	12.37%	$113,095	10.48%

Index

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA	$1,143	10.41%	$4,038	9.46%
Commercial leases	—	—%	38,110	7.08%
Commercial, non-real estate	10	3.77%	2,457	5.67%
Residential real estate	—	—%	10,943	7.30%
Strategic Program loans	—	—%	19,408	113.78%
Commercial real estate
Owner occupied	—	—%	3,701	7.42%
Non-owner occupied	31	4%	484	3.73%
Consumer	—	—%	11,372	6.15%

Variable rate loans:
SBA	56,917	10.45%	235,884	10.70%
Commercial leases	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	27,180	8.54%
Strategic Program loans	—	—%	—	—%
Commercial real estate
Owner occupied	5,004	10%	17,097	9.52%
Non-owner occupied	—	—%	1,541	10.50%
Consumer	—	—%	—	—%
Total	$63,105	10.43%	$372,215	15.16%
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

Index
The Company had a total of $27.1 million in nonperforming assets and $0.5 million in material loan modifications at December 31, 2023. The amount of nonperforming assets and material loan modifications as of December 31, 2023 include $15.0 million and $0.3 million,respectively,of SBA 7(a) loan balances that are guaranteed by the SBA. The Company had no nonperforming assets and $0.4 million in troubled debt restructurings at December 31, 2022. The amount of troubled debt restructurings as of December 31, 2022 include $0.3 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets from the prior period was primarily attributable to several loans in the SBA 7(a) loan portfolio moving to nonperforming status due mainly to the negative impact of elevated interest rates on the Bank's small business borrowers.
The following table provides information with respect to our nonperforming assets at the dates indicated:

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans

Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:					—
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	47	128	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$440	$4,145	$25,872	$640	$341,558	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.
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

Index
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

Index
The following table presents, as of the period presented, the loan balances by loan program as well as risk rating. No loans were classified as 'Loss' grade during the periods presented.

December 31, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$12,919	$10,345	$4,354	$97	$—	$27,715
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	615	—	—	—	615
Total	12,919	10,960	4,354	97	—	28,330
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	2,209	874	1,480	2,947	2,249	9,759
Watch	23,614	12,399	1,661	2,035	—	39,709
Special Mention	—	—	208	11	—	219
Substandard	—	1,585	—	156	—	1,741
Total	25,823	14,858	3,349	5,149	2,249	51,428
Current period gross writeoff	—	(121)	—	(104)	—	(225)

Residential real estate multifamily
Pass	278	263	80	—	—	621
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	278	263	80	26	—	647
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690
Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate non-owner occupied
Pass	2,805	1,294	—	419	—	4,518
Watch	4,382	2,635	1,223	234	—	8,474
Special Mention	—	—	—	—	—	—
Substandard	—	2,362	—	—	—	2,362
Total	7,187	6,291	1,223	653	—	15,354
Current period gross writeoff	—	—	—	—	—	—

Index

Commercial and industrial
Pass	2,090	601	744	821	31	4,287
Watch	10,157	4,600	764	930	—	16,451
Special Mention	—	—	—	8	—	8
Substandard	260	—	—	393	—	653
Total	12,507	5,201	1,508	2,152	31	21,399
Current period gross writeoff	(87)	(114)	(122)	(149)	—	(472)

Consumer
Pass	7,792	1,975	637	558	2	10,964
Watch	24	—	—	1	—	25
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	7,816	1,975	637	559	2	10,989
Current period gross writeoff	(3)	(5)	(53)	(7)	—	(68)

Commercial leases
Pass	31,313	6,559	—	238	—	38,110
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	31,313	6,559	—	238	—	38,110
Current-period gross writeoffs	—	—	—	—	—	—

Retained Strategic Program loans
Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	14,506	3,609	1,292	1	—	19,408
Total	14,506	3,609	1,292	1	—	19,408
Current-period gross writeoffs	(3,773)	(6,154)	(1,017)	(2)	—	(10,946)

Total portfolio loans receivable, gross	203,741	108,686	26,234	31,272	2,282	372,215
Total current-period gross writeoffs	(4,181)	(6,415)	(1,289)	(540)	—	(12,425)
Allowance for Credit Losses
We adopted Financial Accounting Standards Board Accounting Standards Update No. 2016–13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as the “CECL model,” on January 1, 2023.
The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Our judgment in determining the adequacy of the ACL is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change. We evaluate the ACL on a monthly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ACL is reviewed by regulatory examinations and the Company’s auditors.

Index
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
The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Year Ended December 31, 2023
ACL:
Beginning balance	$11,985
Impact of ASU 2016-13 adoption(1)	257
Adjusted beginning balance	12,242
Provision for loan losses	11,525
Charge offs
Construction and land development	—
Residential real estate	(225)
Residential real estate multifamily	—
Commercial real estate	(714)
Commercial and industrial	(472)
Consumer	(68)
Commercial leases	—
Strategic Program loans	(10,946)
Recoveries
Construction and land development	—
Residential real estate	90
Residential real estate multifamily	—
Commercial real estate	379
Commercial and industrial	21
Consumer	2
Commercial leases	—
Strategic Program loans	1,054
Ending balance	$12,888
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

Index

($ in thousands)	Year Ended December 31, 2022
ACL(2):
Beginning balance	$9,855
Provision for loan losses	13,519
Charge offs
SBA	(392)
Commercial leases	—
Commercial, non-real estate	—
Residential real estate	—
Strategic Program loans	(11,948)
Commercial real estate	—
Consumer	(66)
Recoveries
SBA	66
Commercial leases	—
Commercial, non-real estate	2
Residential real estate	—
Strategic Program loans	885
Commercial real estate	—
Consumer	64
Ending balance	$11,985
(2) ASU 2016-13 (CECL) was adopted January 1, 2023. The 2022 amounts presented are calculated under the prior accounting standard.
The following tables show the allocation of the ACL as of December 31, 2023, and allowance for loan losses ("ALL") as of December 31, 2022, among loan categories. The ACL related to Strategic Programs constitutes 54.8% of the total ACL while comprising 5.2% of total loans held for investment as of December 31, 2023. The ALL related to Strategic Programs constitutes 55.9% of the total ALL while comprising 10.2% of total loans held for investment as of December 31, 2022.

Index
The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	December 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$316	2.5%
Residential real estate	956	7.4%
Residential real estate multifamily	6	—%
Commercial real estate
Owner occupied	3,336	25.9%
Non-owner occupied	282	2.2%
Commercial and industrial	361	2.8%
Consumer	211	1.6%
Commercial leases	355	2.8%
Strategic Program loans	7,065	54.8%
Total	$12,888	100.0%

	December 31, 2022
($ in thousands)	Amount	% of Total Allowance
SBA	$4,294	35.8%
Commercial leases	345	2.9%
Commercial, non real estate	56	0.5%
Residential real estate	497	4.2%
Strategic Program loans	6,701	55.9%
Commercial real estate	27	0.2%
Consumer	65	0.5%
Total	$11,985	100.0%
The following table reflects the ratios of the ACL to total loans held for investment ("LHFI"), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2023.

	ACL to Total LHFI	Nonaccrual loans to Total LHFI	ACL to Nonaccrual loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.9%	3.1%	60.3%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate
Owner occupied	1.8%	11.6%	15.4%
Non-owner occupied	1.8%	15.4%	12.0%
Commercial and industrial	1.7%	1.3%	128.2%
Consumer	1.9%	—%	—%
Commercial leases	0.9%	—%	—%
Strategic Program loans	36.4%	—%	—%
Total	3.5%	7.0%	49.8%

Index
The following table reflects the ratios of the ALL to total loans held for investment, nonaccrual loans to total loans held for investment, and the ALL to nonaccrual loans by loan category as of December 31, 2022.

($ in thousands)	ALL to Total LHFI	Nonaccrual to Total LHFI	ALL to Nonaccrual loans
SBA	3.0%	—%	—%
Commercial leases	4.3%	—%	—%
Commercial, non-real estate	—%	—%	—%
Residential real estate	1.3%	—%	—%
Strategic Program loans	27.6%	—%	—%
Commercial real estate	0.2%	—%	—%
Consumer	1.1%	—%	—%
Total	5.1%	—%	—%
The decrease in ACL/ALL to total loans held for investment for the periods presented above was primarily due to growth in the SBA 7(a) loan balances with $131.7 million and $49.5 million of loan balances guaranteed by the SBA at December 31, 2023 and 2022, respectively. The increase in nonaccrual loans to loans held for investment and the increase in ACL to nonaccrual loans ratios from December 31, 2022 to December 31, 2023 was primarily related to a small number of large SBA loans that were moved to nonaccrual status during 2023.
The following table reflects the ratio of net charge-offs to average loans outstanding by loan category, as of the dates indicated.

	For the Years Ended
	December 31, 2023			December 31, 2022
($ in thousands)	Net Charge- Offs (Recoveries)	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
SBA	$903	$196,835	0.5%	$326	$132,199	0.2%
Commercial leases	—	22,227	—%	—	4,483	—%
Commercial, non-real estate	(1)	3,247	—%	(2)	3,079	(0.1)%
Residential real estate	—	31,906	—%	—	27,937	—%
Strategic program loans	9,892	21,483	46.0%	11,063	27,378	40.4%
Commercial real estate	19	19,716	0.1%	—	8,912	—%
Consumer	66	8,369	0.8%	2	5,364	—%
Total	$10,879	$303,783	7.2%	$11,389	$209,352	11.0%
Due primarily to the increase in our average loans held for investment balances, the ratio of net charge-offs to average loans outstanding by loan category was lower during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances in the year ended December 31, 2023.
Interest-Bearing Deposits in Other Banks
Our interest-bearing deposits in other banks increased to $116.6 million at December 31, 2023 from $100.2 million at December 31, 2022, an increase of $16.4 million, or 16.4%. This increase was primarily due to an increase in brokered time deposit balances. Interest-bearing deposits in other banks have generally been the primary repository of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits in other banks was held directly with the Federal Reserve.

Index
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
The following table summarizes the contractual maturities, amortized cost, and weighted average yields of investment securities at December 31, 2023.

	As of December 31, 2023
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$1,975	2.7%	$4,984	1.8%	$6,959
Collateralized mortgage obligations	770	3.3%	7,659	3.2%	8,429
Total	$2,745	2.8%	$12,643	2.7%	$15,388
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the years ended December 31, 2023 and December 31, 2022.
At December 31, 2023, there were 19 securities, consisting of nine collateralized mortgage obligations and 10 mortgage-backed securities, in an unrealized loss position as of December 31, 2023 and 17 securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position as of December 31, 2022.
Total Liabilities
Total liabilities increased from $260.3 million at December 31, 2022 to $431.2 million at December 31, 2023 primarily due to an increase in total deposits.
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

Index
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	December 31, 2023		December 31, 2022
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$95,486	23.6%	$78,817	32.5%
Interest-bearing deposits:
Demand	50,058	12.4%	50,746	20.8%
Savings	8,633	2.1%	8,289	3.4%
Money markets	11,661	2.9%	10,882	4.5%
Time certificates of deposit	238,995	59.0%	94,264	38.8%
Total period end deposits	$404,833	100.0%	$242,998	100.0%

	For the Years Ended
	December 31, 2023			December 31, 2022
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$93,126	—%	28.3%	$114,174	—%	48.2%
Interest-bearing deposits:
Demand	45,454	4.08%	13.8%	17,564	3.02%	7.4%
Savings	8,207	0.62%	2.5%	7,310	0.10%	3.1%
Money market	13,665	2.65%	4.1%	26,054	0.45%	11.0%
Time certificates of deposit	168,887	4.56%	51.3%	71,661	1.09%	30.3%
Total average deposits	$329,339	3.03%	100.0%	$236,763	0.61%	100.0%
Our deposits increased to $404.8 million as of December 31, 2023 from $243.0 million as of December 31, 2022, an increase of $161.8 million, or 66.6%. This increase was primarily due to an increase in brokered time deposits and noninterest-bearing demand deposits utilized in the funding of our lending programs.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $136.9 million and $108.4 million as of December 31, 2023 and December 31, 2022, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at December 31, 2023 is as follows:

	December 31, 2023
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$627	$184	$32	$1,154	$1,997

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
We regularly evaluate new, core deposit products. We intend to have various term offerings to match our funding needs. With no current plans to expand our brick-and-mortar branch network, online and mobile banking offers a means to meet customer needs and better efficiency through technology compared to traditional branch networks. We believe that the rise of mobile, online banking, and integrated fintech banking solutions provides us the opportunity to further leverage the technological competency we have demonstrated in recent years.
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 20.0% of total assets at December 31, 2023.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At December 31, 2023, we had the ability to access $11.4 million from the Federal Reserve Bank’s Discount Window and $0.8 million from the Federal Reserve Bank's Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an unsecured line available of $5.0 million at December 31, 2023. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds. We also maintain a $30.5 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of December 31, 2023. In long term borrowings, we had $0.2 million outstanding at December 31, 2023 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2023, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $117.0 million. We believe that our liquid assets combined with the available lines of credit provide adequate liquidity to meet our current financial obligations for at least the next 12 months.

Our consolidated financial statements and related notes, which have been prepared in accordance with GAAP, require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is primarily reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.
Capital Resources
Shareholders’ equity increased $14.6 million to $155.1 million at December 31, 2023 compared to $140.5 million at December 31, 2022. The increase in shareholders’ equity was primarily attributable to net income of $17.5 million recognized for the year ended December 31, 2023. Exercised stock options and stock-based compensation increased additional paid-in capital in the aggregate by approximately $2.1 million while the repurchase of common stock and the adoption of ASC 2016-13 (CECL) reduced additional paid-in capital by approximately $4.7 million and $0.2 million, respectively, for the year ended December 31, 2023.

Index
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 26.5% and 35.0% as of December 31, 2023 and December 31, 2022, respectively.
Our return on average equity was 11.9% and 19.6% for the years ended December 31, 2023 and 2022, respectively. Our return on average assets was 3.5% and 6.4% for the years ended December 31, 2023 and 2022, respectively.
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
As of December 31, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.

Index
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of
Capital Ratios	December 31, 2023	December 31, 2022	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	20.7%	25.1%	9.0%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of December 31, 2023.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$145,544	$145,544	$—	$—	$—
Time deposits	238,995	76,322	92,494	69,640	539
Long term borrowings(1)	190	—	190	—	—
Operating lease obligations	6,663	1,104	2,204	2,338	1,017
Total	$391,392	$222,970	$94,888	$71,978	$1,556
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

	As of December 31,
($ in thousands)	2023	2022
Revolving, open-end lines of credit	$1,630	$1,683
Commercial real estate	17,421	17,886
Other unused commitments	724	253
Total commitments	$19,775	$19,822
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
One of the financial measures included in this Report is not a measure of financial performance recognized by GAAP. This non-GAAP financial measure is “tangible book value per share.” Our management uses this non-GAAP financial measure in its analysis of our performance.

Index
•“Tangible book value per share” is defined as book value per share less goodwill and other intangible assets, divided by the outstanding number of common shares at the end of each period. The most directly comparable GAAP financial measure is book value per share. We had no goodwill or other intangible assets as of any of the dates indicated. We have not considered loan servicing rights or loan trailing fee asset as intangible assets for purposes of this calculation. As a result, tangible book value per share is the same as book value per share as of each of the dates indicated.
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

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
FinWise Bancorp and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FinWise Bancorp and Subsidiaries (the “Company”), as of December 31, 2023 and 2022, the related consolidated statements of income, changes in shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for credit losses due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses.
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
March 25, 2024
We have served as the Company’s auditor since 2018.

Index
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents
Cash and due from banks	$411	$386
Interest-bearing deposits	116,564	100,181
Total cash and cash equivalents	116,975	100,567
Investment securities held-to-maturity,net of allowance for credit losses of none, (fair value of $13.8 million and $12.7 million, respectively)	15,388	14,292
Investment in Federal Home Loan Bank (FHLB) stock, at cost	238	449
Strategic Program loans held-for-sale, at lower of cost or fair value	47,514	23,589
Loans receivable, net of allowance for credit losses of $12.9 million and $12.0 million, respectively	358,560	224,217
Premises and equipment, net	14,630	9,478
Accrued interest receivable	3,573	1,818
Deferred taxes, net	—	1,167
Small Business Administration servicing asset, net	4,231	5,210
Investment in Business Funding Group (BFG), at fair value	4,200	4,800
Operating lease right-of-use (“ROU”) assets	4,293	5,041
Income taxes receivable, net	2,400	—
Other assets	14,219	10,152
Total assets	$586,221	$400,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$95,486	$78,817
Interest-bearing	309,347	164,181
Total deposits	404,833	242,998
Accrued interest payable	619	54
Income taxes payable, net	1,873	1,077
Deferred taxes, net	748	—
Paycheck Protection Program Liquidity Facility	190	314
Operating lease liabilities	6,296	7,020
Other liabilities	16,606	8,858
Total liabilities	431,165	260,321

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,493,565 and 12,831,345 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	12	13
Additional paid-in-capital	51,200	54,614
Retained earnings	103,844	85,832
Total shareholders’ equity	155,056	140,459
Total liabilities and shareholders’ equity	$586,221	$400,780
The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022
Interest income
Interest and fees on loans	$58,445	$50,941
Interest on securities	338	208
Other interest income	5,751	1,180
Total interest income	64,534	52,329

Interest expense
Interest on deposits	9,974	1,432
Interest on PPP Liquidity Facility	1	2
Total interest expense	9,975	1,434
Net interest income	54,559	50,895

Provision for credit losses	11,638	13,519
Net interest income after provision for loan losses	42,921	37,376

Non-interest income
Strategic Program fees	15,914	22,467
Gain on sale of loans, net	1,684	13,550
SBA loan servicing fees	1,466	1,603
Change in fair value on investment in BFG	(600)	(478)
Other miscellaneous income	2,616	269
Total non-interest income	21,080	37,411

Non-interest expense
Salaries and employee benefits	25,751	24,489
Professional services	4,961	5,454
Occupancy and equipment expenses	3,312	2,204
(Recovery) impairment of SBA servicing asset	(376)	1,728
Other operating expenses	6,540	4,881
Total non-interest expense	40,188	38,756
Income before provision for income tax	23,813	36,031

Provision for income taxes	6,353	10,916
Net income	$17,460	$25,115

Earnings per share, basic	$1.38	$1.96
Earnings per share, diluted	$1.33	$1.87

Weighted average shares outstanding, basic	12,488,564	12,729,898
Weighted average shares outstanding, diluted	12,909,648	13,357,022
The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2021	12,772,010	$13	$54,836	$60,593	$115,442
Stock-based compensation expense	123,055	—	778	—	778
Common stock repurchased	(120,000)	—	(1,260)	124	(1,136)
Stock options exercised	56,280	—	260	—	260
Net Income	—	—	—	25,115	25,115
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$140,459
Impact of the adoption of ASC 326 Credit Losses	—	—	—	(212)	(212)
Stock-based compensation expense	168,821	—	2,046	—	2,046
Stock options exercised	17,640	—	44	—	44
Common stock repurchased	(524,241)	(1)	(5,504)	764	(4,741)
Net Income	—	—	—	17,460	17,460
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$155,056
The accompanying notes are an integral part of these consolidated financial statements.

Index
FinWise Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$17,460	$25,115

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,811	2,107
Provision for credit losses	11,638	13,519
Noncash operating lease cost	748	2,339
Net amortization in securities discounts and premiums	1	28
Capitalized servicing assets	(150)	(4,087)
Capitalized loan trailing fee asset	—	(2,347)
Gain on sale of loans, net	(1,684)	(13,550)
Originations of Strategic Program loans held-for-sale	(4,077,855)	(6,974,133)
Proceeds on Strategic Program loans held-for-sale	4,053,929	7,011,292
Change in fair value of BFG	600	478
(Recovery) impairment of SBA servicing asset	(376)	1,728
Stock-based compensation expense	2,046	778
Deferred income tax benefit	1,915	656
Net changes in:
Accrued interest receivable	(1,755)	(270)
Accrued interest payable	565	6
Other assets	(6,448)	(299)
Operating lease liabilities	(724)	(360)
Other liabilities	8,544	(1,847)
Net cash provided by operating activities	12,265	61,153

Cash flows from investing activities:
Net increase in loans receivable	(114,902)	(17,330)
Purchase of lease pools	(29,606)	(8,754)
Investment in equity investment	(18)	(191)
Distributions from BFG	—	622
Purchase of bank premises and equipment, net	(7,458)	(7,213)
Proceeds from maturities and paydowns of securities held-to-maturity	1,843	1,954
Purchases of securities held to maturity	(2,939)	(4,851)
Purchase of FHLB stock	210	(71)
Net cash used in investing activities	(152,870)	(35,834)

Cash flows from financing activities:
Net increase (decrease) in deposits	161,835	(8,894)
Common stock repurchased	(4,741)	(1,136)
Proceeds from exercise of stock options	44	260
Repayment of PPP Liquidity Facility	(125)	(736)
Net cash provided by (used in) financing activities	157,013	(10,506)

Net change in cash and cash equivalents	16,408	14,813
Cash and cash equivalents, beginning of the period	100,567	85,754
Cash and cash equivalents, end of the period	$116,975	$100,567

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$6,626	$9,360
Interest	$9,410	$1,428

Supplemental disclosures of noncash operating activities:
Right-of-use assets obtained in exchange for operating lease liabilities (ASC 842 adoption effective January 1, 2022)	$—	$7,380
Impact of current expected credit loss model (ASU 2016-13 adoption effective January 1, 2023)	$283	$—
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
Significant concentrations of credit risk – All of the Company's activities are with customers located throughout the United States. The Company has concentrations in SBA loans, Strategic Program loans, and residential real estate loans. Accordingly, their ultimate collectability is particularly susceptible to changes in market conditions.
Ongoing analysis of the Company's loan portfolio is performed to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. As of December 31, 2023 and 2022, the Company analyzed its exposure to credit risks and concluded that no significant exposure exists from such concentrations of credit risk.
Principles of consolidation – The consolidated financial statements include the account of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Investment, LLC and FinWise Bank. All significant inter-company balances and transactions have been eliminated in consolidation.
Out-of-period adjustments – During the first quarter of 2022, the Company recognized a $(0.8) million ($(0.6) million net of tax) reduction of interest and fees on loans and loans receivable, net as an out-of-period adjustment. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
During the fourth quarter of 2022, the Company established a new loan trailing fee asset which is included in “Other assets” on the Consolidated Balance Sheets of approximately $2.3 million and recognized $2.1 million in gain on sale of loans ($1.5 million net of tax) as an out-of-period adjustment of which $1.2 million ($0.9 million net of tax) would have been recorded in the first three quarters of 2022 with the remaining $0.9 million ($0.6 million net of tax) associated with years prior to 2022. Before this correction, the loan trailing fees had been recognized in revenue during the month payment

Index
was owed by the Strategic Program rather than as a gain to be recognized upon sale of the loan receivables. The impact associated with this correction was not considered material to the interim unaudited consolidated financial statements for the year ended December 31, 2022, or the financial statements of any previously filed interim or annual periods.
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
Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses (ACL), the determination of the fair value of certain financial instruments, deferred income tax assets and stock-based compensation.
Management believes the ACL is adequate. While management uses currently available information to recognize credit losses on loans, future additions to the allowance may be necessary based on economic conditions and individual credit deterioration.
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
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2023.
Investments
Investment securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company did not hold any available for sale securities at December 31, 2023 or 2022.
Management no longer evaluates securities for other-than-temporary impairment after the adoption of ASU 2016-13, Topic 326 which changed the accounting for recognizing impairment on available for sale and held to maturity debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security's fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component recognized through the Provision for Credit Losses on the Consolidate Statement of Income. (See Note 2 - Investments.)
Equity method investments – Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships and limited liability companies of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option and are not required to be consolidated. The Company concluded that, consistent with its accounting policy, the Company’s level of ownership in Business Funding Group, LLC (“BFG”) was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. Pursuant to electing the fair value option, the Company measures its investment in BFG at fair value each reporting period and changes in fair value are recorded in the Consolidated Statements of Income within ‘Change in fair value on investment in BFG.’ See Note 9, Investment in Business Funding Group, LLC, for a discussion about the Company’s investment in BFG.

Index
Investment in Federal Home Loan Bank ("FHLB") stock – FHLB stock investments are required based on the level of the Bank’s assets, capital and/or capital/surplus. FHLB stock is carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for this stock as it has no quoted market value, it is a required investment and it is expected to be redeemed at par value. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt. Cash dividends are reported as a component of Other miscellaneous income in the Consolidated Statements of Income.
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
The Company requires most loans and leases to be substantially collateralized by real estate, equipment, vehicles, accounts receivable, inventories or other tangible or intangible assets. Real estate collateral is generally in the form of first and second mortgages on various types of property. The Company also originates unsecured loans to consumers and businesses.
The Company may change its intent from holding loans for investment and reclassify them as held-for-sale.
Loans Held For Sale - Loans held-for-sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value. While the Company sells the vast majority of the loans funded in its Strategic Programs shortly after origination, the Company may choose to retain a portion of the funded loans and/or receivables.
Allowance for Credit Losses - On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.
The allowance for credit losses (“ACL”) on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Accrued interest receivable is excluded from the ACL calculation. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Balance Sheets. As of December 31, 2023 and 2022 the Company had balances of accrued interest receivable of $3.6 million and $1.8 million, respectively. The amount related to investments held-to-maturity was de minimis as of December 31, 2023 and 2022. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.
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

Index
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
Commercial Leases. Equipment financing and leasing typically involve the use of equipment as collateral for the loan. If the borrower defaults on the loan, the Bank may need to repossess and sell the equipment to recover the

Index
outstanding debt. However, the value of the equipment may depreciate over time, or disappear, making it difficult for the Bank to recover the full amount of the lease. In equipment leasing, the residual value of the equipment is an important consideration. The residual value is the estimated value of the equipment at the end of the lease term. If the actual value of the equipment is lower than the residual value, the lessor may not be able to recover the full amount of the lease payments.
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
Strategic Program Loans Held for Investment. Unsecured consumer loans and secured or unsecured business loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. Strategic Program loans cover a wide range of borrower credit profiles, loan terms and interest rates. Strategic Program loans generally have higher interest rates and shorter terms similar to consumer loans and tend to have higher credit risk due to the type of collateral securing the loan or in most cases the absence of collateral.
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

Index
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
Stock Repurchase Program – On August 18, 2022, the Company announced that its Board of Directors (the “Board”) had authorized, effective August 16, 2022, a common stock repurchase program to purchase up to 644,241 shares of the Company’s common stock in the aggregate. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program depended on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program did not obligate the Company to purchase any particular number of shares. As of December 31, 2023, the Company has repurchased a total of 644,241 shares for $5.9 million and retired them at cost thereby completing the Company's share repurchase program.
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

Index
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
Stock-based compensation – The Company accounts for all stock-based awards to employees and non-employees, including grants of stock options and restricted stock awards, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Restricted stock awards are valued based on the fair value of the Company’s common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment and include consideration of historical experience. Expected volatility is based on the Company's data for the expected option term.The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company expenses stock-based compensation related to stock options and restricted stock over the requisite service period. The Company accounts for forfeitures of stock–based awards as they occur. Stock-based compensation expense pertaining to employees is included in salaries and employee benefits on the income statement. Stock-based compensation expense related to directors and consultants is included in other operating expenses on the income statement.
The table below summarizes the weighted average assumptions used in determining the Black-Scholes option pricing model for options granted during 2023 and 2022:

	2023	2022
Risk-free interest rate	3.68%	3.10%
Expected term in years	6	5.5 - 6.5
Expected volatility	44.2%	45.8% - 46.7%
Expected dividend yield	—	—
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

Index
management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company records a reserve on its unfunded loan commitments which is included within "other liabilities" on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.
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
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposure. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326. The adoption resulted in an increase in our allowance for credit losses on loans of $0.3 million, a de minimis increase to our allowance for unfunded commitments, and a net-of-tax cumulative effect adjustment of $0.2 million to decrease the beginning balance of retained earnings.
The Company finalized the adoption of ASC 326 as of January 1, 2023 as detailed in the following table:

	12/31/2023		1/1/2024
($ in thousands)	Pre-ASU 2016-13 adoption	Impact of ASU 2016-13 adoption	After ASU 2016-13 Adoption
Construction and land development	$424	$(67)	$357
Residential real estate	876	(58)	818
Residential real estate multifamily	3	1	4
Commercial real estate
Owner occupied	3,030	(532)	2,498
Non-owner occupied	208	(42)	166
Commercial and industrial	339	(85)	254
Consumer	65	14	79
Commercial leases	339	(105)	234
Strategic Program loans	6,701	1,131	7,832
Total allowance for loan losses	$11,985	$257	$12,242

Unfunded lending commitments	—	26	26
Total allowance for credit losses	$11,985	$283	$12,268
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which eliminated the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in the ASU also require an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic

Index
326-20. The Company applied the amendments in this ASU prospectively. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.
Recent accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax. The guidance is effective for annual periods beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance” and assess “potential future cash flows. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.
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
Note 2 – Investments
Investment securities held-to-maturity, at cost
The Company's held-to-maturity ("HTM") investment portfolio consists of Agency mortgage-backed securities and Agency collateralized mortgage obligations. The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, allowance for credit losses, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at December 31, 2023 and December 31, 2022, are summarized as follows:

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,959	$—	$—	$(817)	$6,142
Collateralized mortgage obligations	8,429	—	4	(766)	7,667
Total securities held-to-maturity	$15,388	$—	$4	$(1,583)	$13,809

Index

	December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$8,087	$5	$(825)	$7,267
Collateralized mortgage obligations	6,205	—	(744)	5,461
Total securities held-to-maturity	$14,292	$5	$(1,569)	$12,728
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At December 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM securities due to the composition of the portfolio which is generally considered to have minimal credit risk given the government guarantee associated with these agencies.
The Company had nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at December 31, 2023 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at December 31, 2022, as summarized in the following tables:

	December 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$680	$(16)	$5,462	$(802)	$6,142	$(817)
Collateralized mortgage obligations	934	(4)	4,812	(762)	5,746	(766)
Total securities held-to-maturity	$1,614	$(20)	$10,274	$(1,564)	$11,888	$(1,583)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,374	$(190)	$3,962	$(635)	$6,336	$(825)
Collateralized mortgage obligations	2,752	(96)	2,709	(648)	5,461	(744)
Total securities held-to-maturity	$5,126	$(286)	$6,671	$(1,283)	$11,797	$(1,569)

Index
The amortized cost and estimated market value of debt securities at December 31, 2023 and December 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,745	2,577	3,388	3,202
Due after ten years	12,643	11,233	10,904	9,526
Total Securities held-to-maturity	$15,388	$13,809	$14,292	$12,728
At December 31, 2023, held-to-maturity securities in the amount of $13.8 million were pledged as collateral for credit lines held by the Bank at the Federal Reserve Bank of San Francisco. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the years ended December 31, 2023 or 2022.
FHLB stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 0.06% of FHLB membership asset value or 4.50% of outstanding FHLB advances. At December 31, 2023 and December 31, 2022, the Bank owned $0.2 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2023 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Index
Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans held for investment outstanding by general ledger classification as of December 31, 2023 and December 31, 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
($ in thousands)
SBA(1)	$239,922	$145,172
Commercial leases	38,110	9,252
Commercial, non-real estate	2,457	2,232
Residential real estate	38,123	37,815
Strategic Program loans	19,408	24,259
Commercial real estate:
Owner occupied	20,798	8,733
Non-owner occupied	2,025	3,330
Consumer	11,372	5,808
Total loans held for investment	$372,215	$236,601
Deferred loan fees, net	(767)	(399)
Allowance for credit losses(2)	(12,888)	(11,985)
Net loans	$358,560	$224,217

(1) Included in the SBA loans held for investment above are $131.7 million and $49.5 million of loans guaranteed by the SBA as of December 31, 2023 and December 31, 2022, respectively.
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
Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total deposits held in reserve by Strategic Programs at the Company at December 31, 2023 and December 31, 2022, was $29.8 million and $16.6 million, respectively.

Index
Strategic Program loans retained and held-for-sale as of December 31, 2023 and December 31, 2022, are summarized as follows:

	December 31,	December 31,
	2023	2022
($ in thousands)
Retained Strategic Program loans	$19,408	$24,259
Strategic Program loans held-for-sale	47,514	23,589
Total Strategic Program loans	$66,922	$47,848
Allowance for Credit Losses
In determining the estimate for the allowance, the Bank segmented and aggregated the loan portfolio based on the Federal Deposit Insurance Corporation ("FDIC") Consolidated Reports of Condition and Income ("Call Report") codes. The following pool segments identified as of December 31, 2023 are based on the CECL methodology:

($ in thousands)
Construction and land development	$28,330
Residential real estate	51,428
Residential real estate multifamily	647
Commercial real estate:
Owner occupied	186,550
Non-owner occupied	15,354
Commercial and industrial	21,399
Consumer	10,989
Commercial leases	38,110
Retained Strategic Program loans	19,408
Total loans	$372,215
The portfolio classes identified as of December 31, 2022 are based on the incurred loss methodology and are segmented by general ledger classification as detailed below.

($ in thousands)
SBA	$145,172
Commercial leases	9,252
Commercial, non-real estate	2,232
Residential real estate	37,815
Retained Strategic Program loans	24,259
Commercial real estate	12,063
Consumer	5,808
Total loans	$236,601

Index
Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Years Ended December 31, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 adoption	Provision (Reversal) of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(41)	$—	$—	$316
Residential real estate	876	(58)	273	(225)	90	956
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate:
Owner occupied	3,030	(532)	1,551	(714)	1	3,336
Non-owner occupied	208	(42)	(262)	—	378	282
Commercial and industrial	339	(85)	558	(472)	21	361
Consumer	65	14	198	(68)	2	211
Commercial leases	339	(105)	121	—	—	355
Retained Strategic Program loans	6,701	1,131	9,124	(10,946)	1,054	7,065
Total allowance for loan losses	$11,985	$257	$11,525	$(12,425)	$1,546	$12,888

Unfunded lending commitments	—	26	113	—	—	139
Total allowance for credit losses	$11,985	$283	$11,638	$(12,425)	$1,546	$13,027
Activity in the allowance for loan losses by general ledger classification based on the incurred loss methodology was as follows:

	Years Ended December 31, 2022
($ in thousands)	Beginning Balance	Provision of Loan Losses	Charge-Offs	Recoveries	Ending Balance
SBA	$2,739	$1,881	$(392)	$66	$4,294
Commercial leases	56	289	—	—	345
Commercial, non-real estate	76	(22)	—	2	56
Residential real estate	352	145	—	—	497
Retained Strategic Program loans	6,549	11,215	(11,948)	885	6,701
Commercial real estate	21	6	—	—	27
Consumer	62	5	(66)	64	65
Total allowance for loan losses	$9,855	$13,519	$(12,406)	$1,017	$11,985

Index
The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance as of December 31, 2022. For the year ended December 31, 2022, the allowance was calculated based on the incurred loss methodology.

	Allowance for Loan Losses			Portfolio Loan Balances
($ in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
SBA	$—	$4,294	$4,294	$450	$144,722	$145,172
Commercial leases	—	345	345	—	9,252	9,252
Commercial, non-real estate	—	56	56	—	2,232	2,232
Residential real estate	—	497	497	—	37,815	37,815
Retained Strategic Program loans	—	6,701	6,701	—	24,259	24,259
Commercial real estate	—	27	27	—	12,063	12,063
Consumer	—	65	65	—	5,808	5,808
Total loans	$—	$11,985	$11,985	$450	$236,151	$236,601
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2022:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($ in thousands)
With no related allowance recorded
SBA	$450	$450	$—	$711	$36
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Retained Strategic Program loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$450	$450	$—	$711	$36

Index
Nonaccrual and past due loans are summarized below as of December 31, 2023 and December 31, 2022:

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans

Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:					—
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	47	128	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$440	$4,145	$25,872	$640	$341,558	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2022
($ in thousands)	Current	30-59 Days Due Due	60-89 Days Due Due	90+ Days Past Due & Still Accruing	Total Past Due	Non- Accrual	Total
SBA	$143,733	$1,439	$—	$—	$1,439	$—	$145,172
Commercial leases	9,252	—	—	—	—	—	9,252
Commercial, non-real estate	2,232	—	—	—	—	—	2,232
Residential real estate	37,387	428	—	—	428	—	37,815
Retained Strategic Program loans	22,080	1,184	802	193	2,179	—	24,259
Commercial real estate	12,063	—	—	—	—	—	12,063
Consumer	5,776	32	—	—	32	—	5,808
Total	$232,523	$3,083	$802	$193	$4,078	$—	$236,601
There was no interest income for the years ended December 31, 2023 and 2022, recognized on nonaccrual loans. The amount of accrued interest for the years ended December 31, 2023 and 2022, that was reversed against interest income on nonaccrual loans was approximately $0.7 million and zero, respectively.
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

Index
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
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross chargeoffs for the year ended December 31, 2023:

December 31, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$12,919	$10,345	$4,354	$97	$—	$27,715
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	615	—	—	—	615
Total	12,919	10,960	4,354	97	—	28,330
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	2,209	874	1,480	2,947	2,249	9,759
Watch	23,614	12,399	1,661	2,035	—	39,709
Special Mention	—	—	208	11	—	219
Substandard	—	1,585	—	156	—	1,741
Total	25,823	14,858	3,349	5,149	2,249	51,428
Current period gross writeoff	—	(121)	—	(104)	—	(225)

Residential real estate multifamily
Pass	278	263	80	—	—	621
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—

Index

Total	278	263	80	26	—	647
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690
Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate non-owner occupied
Pass	2,805	1,294	—	419	—	4,518
Watch	4,382	2,635	1,223	234	—	8,474
Special Mention	—	—	—	—	—	—
Substandard	—	2,362	—	—	—	2,362
Total	7,187	6,291	1,223	653	—	15,354
Current period gross writeoff	—	—	—	—	—	—

Commercial and industrial
Pass	2,090	601	744	821	31	4,287
Watch	10,157	4,600	764	930	—	16,451
Special Mention	—	—	—	8	—	8
Substandard	260	—	—	393	—	653
Total	12,507	5,201	1,508	2,152	31	21,399
Current period gross writeoff	(87)	(114)	(122)	(149)	—	(472)

Consumer
Pass	7,792	1,975	637	558	2	10,964
Watch	24	—	—	1	—	25
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	7,816	1,975	637	559	2	10,989
Current period gross writeoff	(3)	(5)	(53)	(7)	—	(68)

Commercial leases
Pass	31,313	6,559	—	238	—	38,110
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	31,313	6,559	—	238	—	38,110
Current-period gross writeoffs	—	—	—	—	—	—

Retained Strategic Program loans
Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—

Index

Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	14,506	3,609	1,292	1	—	19,408
Total	14,506	3,609	1,292	1	—	19,408
Current-period gross writeoffs	(3,773)	(6,154)	(1,017)	(2)	—	(10,946)

Total portfolio loans receivable, gross	203,741	108,686	26,234	31,272	2,282	372,215
Total current-period gross writeoffs	(4,181)	(6,415)	(1,289)	(540)	—	(12,425)
Commercial
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and considering certain credit quality indicators as of the date indicated:

December 31, 2022
($ in thousands)	Pass Grade 1-4	Special Mention Grade 5	Classified/ Doubtful/Loss Grade 6-8	Total
SBA	$144,149	$573	$450	$145,172
Commercial leases	9,252	—	—	9,252
Commercial, non-real estate	2,232	—	—	2,232
Residential real estate	37,815	—	—	37,815
Commercial real estate	12,063	—	—	12,063
Consumer	5,808	—	—	5,808
Not Risk Graded
Retained Strategic Program loans				24,259
Total	$211,319	$573	$450	$236,601
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
In the year ended December 31, 2023 there was one material loan modification reportable under the new guidance. This loan was current as of December 31, 2023.

	As of December 31, 2023
($ in thousands)	Principal deferment (Months)	Outstanding Balance
Residential real estate	12 months	$156

Index
Loans modified and recorded as TDR’s at December 31, 2022, consist of the following:

($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
December 31, 2022
SBA	1	$377	$377
Total at December 31, 2022	1	$377	$377
The amount of SBA loans as of December 31, 2022 includes $0.3 million of SBA 7(a) loan balances that are guaranteed by the SBA.
At December 31, 2022, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. There was one principal charge-off recorded related to TDRs during the year ended December 31, 2022 for a de minimis amount.
During the year ended December 31, 2022, there were no loan modifications to TDRs. Separately, one restructured loan incurred a default within 12 months of the restructure date during the year ended December 31, 2022. This same loan was paid in full with interest on June 2, 2022.
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
The following tables present the allowance for credit losses and the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)		Collateral Type
As of December 31, 2023	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$615	$—	$615
Residential real estate	—	1,585	—	1,585
Commercial real estate:
Owner occupied	45	21,643	—	21,643
Non-owner occupied	—	2,362	—	2,362
Commercial and industrial	—	—	282	282
Total	$45	$26,205	$282	$26,487
The amount of collateral-dependent SBA loans as of December 31, 2023 include $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)	Collateral Type
As of December 31, 2022	Real Estate	Personal Property	Total
Commercial real estate	$1,426	$—	$1,426

Index
The amount of collateral-dependent SBA loans as of December 31, 2022 include $1.1 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Premises and Equipment
Premises and equipment at December 31, 2023 and 2022, consist of the following:

	December 31,
	2023	2022
($ in thousands)
Leasehold improvements	$3,700	$3,720
Commercial operating lease equipment	9,300	2,803
Furniture, fixtures, and equipment	3,298	3,698
Construction in progress	2,153	1,514
Total premises and equipment	$18,451	$11,735
Less accumulated depreciation	(3,821)	(2,257)
Premises and equipment, net	$14,630	$9,478
Commercial Operating Leases
Net book value of the operating leases as of December 31, 2023 and December 31, 2022 was $8.2 million and $2.7 million. Rental income from operating leases for the years ended December 31, 2023 and 2022 was $1.3 million and $0.2 million, respectively. Depreciation expense for the related premises and equipment was $1.0 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.
Lease Liabilities
The Company leases its facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Year Ended December 31, 2024	$1,104
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Year Ended December 31, 2028	1,186
Thereafter	1,017
Total	6,663
Less present value discount	(367)
Operating lease liabilities	$6,296
The Company entered into one lease during the year ended December 31, 2022 to provide additional space while the Murray office construction was completed. ASC 842 does not apply due to the short-term period of this lease and immateriality. The tables below present information regarding the Company’s lease assets and liabilities.

	Years Ended December 31,
	2023	2022

Weighted-average remaining lease term – operating leases (in years)	5.8	6.7
Weighted-average discount rate – operating leases	1.9%	1.9%

Index
Supplemental cash flow information related to leases were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
($ in thousands)
Operating cash flows from operating leases	$850	$1,928
Right-of-use assets obtained in exchange for operating lease liabilities	—	7,380
The components of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
(in thousands)
Operating leases
Operating lease cost	$876	$1,044
Variable lease cost	35	16
Operating lease expense	911	1,060
Short-term lease rent expense	—	38
Net rent expense	$911	$1,098
Note 5 – Deposits
Major classes of deposits are as follows:

	December 31,
	2023	2022
($ in thousands)
Demand	$145,544	$129,563
Savings	8,633	8,289
Money markets	11,661	10,882
Time certificates of deposit	238,995	94,264
Total deposits	$404,833	$242,998
The aggregate amount that exceed the $250 thousand insurance limit of time deposits at December 31, 2023 and 2022 were $2.0 million and $1.7 million, respectively.
At December 31, 2023, the scheduled maturities of time deposits are as follows ($ in thousands):

Year Ended December 31, 2024	$76,322
Year Ended December 31, 2025	11,434
Year Ended December 31, 2026	81,060
Year Ended December 31, 2027	3,049
Year Ended December 31, 2028	66,591
Thereafter	539
Total	$238,995

Index
Note 6 – SBA Servicing Asset
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $253.2 million and $318.6 million at December 31, 2023 and 2022, respectively.
The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Beginning balance	$5,210	$3,938
Additions to servicing asset	150	4,087
Recovery (impairment) of SBA servicing asset	376	(1,728)
Amortization of servicing asset	(1,505)	(1,087)
Ending balance	$4,231	$5,210
The fair market value of the SBA servicing asset as of December 31, 2023 and December 31, 2022, was $4.2 million and $5.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 18.2%, weighted average term of 3.72 years, and a weighted average discount rate of 15.4% at December 31, 2023.
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2023 and December 31, 2022, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.

Index
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2023
Leverage ratio (CBLR election)	$116,108	20.7%	$50,441	9.0%
December 31, 2022
Leverage ratio (CBLR election)	$91,674	25.1%	$32,898	9.0%
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of December 31, 2023 and December 31, 2022.
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
Note 8 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of December 31, 2023 and December 31, 2022, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $30.5 million and $2.6 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of December 31, 2023 and December 31, 2022, no amounts were outstanding under the line of credit. Loans totaling $46.9 million and $4.0 million were pledged to secure the FHLB line of credit as of December 31, 2023 and December 31, 2022, respectively.
Lines of Credit
At December 31, 2023 and December 31, 2022, the Bank had the ability to access $11.4 million and $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. At December 31, 2023, the Bank had the ability to access $0.8 million from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line available of $5.0 million and $1.0 million at December 31, 2023 and December 31, 2022. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at December 31, 2023 and December 31, 2022. The Bank had no outstanding balances on such unsecured or secured lines of credit as of December 31, 2023 and December 31, 2022.

Index
Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program ("PPP") loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.2 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2023. The Bank pledged $0.3 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at December 31, 2022. The average outstanding borrowings were $0.3 million during the year ended December 31, 2023 and $0.6 million during the year ended December 31, 2022.
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
At December 31, 2023 and December 31, 2022, financial instruments with off-balance-sheet risk were as follows:

	December 31,	December 31,
($ in thousands)	2023	2022
Revolving, open-end lines of credit	$1,630	$1,683
Commercial real estate	17,421	17,886
Other unused commitments	724	253
	$19,775	$19,822
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.1 million as of December 31, 2023.
Note 9 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million.
The Company’s 10% membership interests of BFG are comprised of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 5.3% of the aggregate membership interests of BFG. The other existing members of BFG jointly own the remaining 90% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.7 million and $0.5 million for the year ended December 31, 2023 and 2022, respectively. These distributions were recorded in the Consolidated Income Statement as non-interest income.
On March 31, 2020, the Company entered into an agreement with BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members. Additionally, the Company was granted an option to purchase all, but not less than all, of the interests in BFG from the remaining members for an earnings multiple between 10

Index
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
On July 25, 2023, the Company entered into a Membership Purchase Agreement, as amended (the "Purchase Agreement") with BFG and four members of BFG ("Sellers"). Pursuant to the Purchase Agreement, the Company acquired an additional 10% non-voting ownership interest in BFG (the "Transaction"). On February 5, 2024, the Transaction was consummated and the Company issued in the aggregate 339,176 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers in exchange for their 10% aggregate non-voting ownership interest in BFG. When combined with the Company’s existing 5.3% non-voting ownership interest in BFG and, the Company's existing 4.7% voting ownership interest, the Company has a 20% ownership interest in BFG, comprising a 4.7% voting ownership interest and a 15.3% non-voting ownership interest.
For further discussion on the Company’s investment in BFG, see Note 13 Related Parties and Note 19 Subsequent Events.
Note 10 – Stock-Based Compensation
Stock option plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2019 Plan also provides for the issuance of incentive stock options only to employees. The 2019 Plan, as amended, authorizes the issuance of 1,280,000 common shares. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At December 31, 2023, 333,853 shares are available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At December 31, 2023, 2,189 shares under 2016 Plan are available for future issuance.
The stock-based incentive awards for both the 2019 Plan and the 2016 Plan (collectively, the “Plans”) are granted at an exercise price not less than the fair market value of the shares on the date of grant in the case of options or based on the fair market value of the stock at the grant date, in the case of restricted stock. Vesting of the options vary by employee or director and can have a term no more than 10 years, with the options generally having vesting periods ranging from 1 to 5 years. No shares had been granted under the 2016 Plan prior to 2018.
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

Index
Stock options
The following summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	862,488	$4.41	8.2	$8,088,660
Options granted	89,415	13.04	9.9	—
Options exercised	(56,280)	4.62	—	393,534
Options forfeited	(13,998)	4.40	0	124,874
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options granted	126,406	8.64	9.9	—
Options exercised	(17,640)	2.45	—	120,229
Options forfeited	(8,903)	9.52	—	12,089
Outstanding at December 31, 2023	981,488	$5.72	6.9	$8,429,619
Options vested and exercisable at December 31, 2023	716,175	$4.75	6.4	$6,847,964
The weighted average grant-date fair value of options per share granted during the years ended December 31, 2023 and 2022 was $4.11 and $6.26, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $0.4 million, respectively. During the years ended December 31, 2023, and 2022 the Company received de minimis and $0.3 million, respectively, in proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options for both years. Upon exercise of the stock options, the Company will issue new authorized shares.
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
Non-vested restricted stock for the years ended December 31, 2023, and 2022 is summarized in the following table:

	Number of Shares	Weighted Average Grant Price
Unvested as of December 31, 2021	—	$—
Granted	123,055	12.28
Unvested as of December 31, 2022	123,055	$12.28
Granted	168,821	8.63
Vested	(92,668)	10.43
Unvested as of December 31, 2023	199,208	$10.05

Index
Stock-based compensation expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Pre-tax
Stock options	$493	$320
Restricted shares	1,553	458
Total	$2,046	$778
After-tax
Stock options	$477	$312
Restricted shares	1,166	344
Total	$1,644	$656
As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.5 million and $1.0 million, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years and 1.5 years, respectively.
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

Index
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
Strategic Program loans held-for-sale: The carrying amount of each item is a reasonable estimate of their fair value as loans classified as held-for-sale are generally maintained on balance sheet for a period of a few days.
Loans receivable: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types’ fair value approximated carrying value because of their floating rate or expected maturity characteristics.
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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. The valuation was also adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on December 31, 2023. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of December 31, 2023 and December 31, 2022. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $4.2 million and $4.8 million as of December 31, 2023 and December 31, 2022, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Beginning balance	$4,800	$5,900
Distributions from BFG	—	(622)
Change in fair value of BFG	(600)	(478)
Ending balance	$4,200	$4,800
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
The table below presents the carrying amount and fair value of the Company's financial instruments:

		December 31, 2023		December 31, 2022
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$116,975	$116,975	$100,567	$100,567
Investment securities held-to-maturity	2	15,388	13,809	14,292	12,728
Investment in FHLB stock	2	238	238	449	449
Loans held for investment	3	358,560	360,032	224,217	237,225
Loans held-for-sale	2	47,514	47,509	23,589	23,589
Accrued interest receivable	2	3,573	3,573	1,818	1,818
SBA servicing asset	2	4,231	4,231	5,210	5,210
Investment in BFG	3	4,200	4,200	4,800	4,800
Financial liabilities:
Total deposits	2	404,833	394,195	242,998	221,287
Accrued interest payable	2	619	619	54	54
PPP Liquidity Facility	2	190	190	314	314
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Nonrecurring assets
Individually evaluated loans	$27,127	$—	$—	$27,127
December 31, 2022
Nonrecurring assets
Individually evaluated loans	$450	$—	$—	$450
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

Index
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of December 31, 2023 and as of December 31, 2022, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually evaluated loans	$27,127	Market comparable	Adjustment to appraisal value	7.57%

December 31, 2022
Individually evaluated loans	$450	Market comparable	Adjustment to appraisal value	0.20%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of December 31, 2023 and as of December 31, 2022 are shown in the following table:

($ in thousands)	December 31, 2023 Range (Weighted Average)	December 31, 2022 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	11.0%	10.8%
Expense growth rate	13.4%	11.5%
Discount rate	20.0%	30.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.5x	3.0x to 5.0x
As mentioned above, the valuation as of December 31, 2023 was also adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on December 31, 2023.
Note 12 – Income Taxes
The components of income tax expense consist of the following:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Current tax expense
Federal	$3,446	$8,315
State	992	1,945
Deferred tax expense
Federal	1,614	553
State	301	103
Income tax expense	$6,353	$10,916

Index
The components of net deferred income tax assets and liabilities on the balance sheet at December 31, 2023 and 2022, are as follows:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets
Operating lease liabilities	$1,568	$1,749
Allowance for loan losses	693	1,639
Accrued bonuses	—	61
Nonqualified stock options	151	124
Restricted stock	242	114
Other	226	290
Total deferred tax assets	2,880	3,977

Deferred tax liabilities
ROU asset	(1,069)	(1,256)
Intangibles	—	(3)
Net book value of fixed assets	(2,216)	(1,230)
Other	(343)	(321)
Total deferred tax liabilities	(3,628)	(2,810)
Deferred taxes, net	$(748)	$1,167
The income tax expense recorded differs from the expected income tax expense and the reconciliation of these differences is as follows at December 31, 2023 and 2022:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Federal income tax expense at statutory rates	$5,001	$7,567
Effect of permanent differences	323	811
State income tax expense, net	991	1,560
Other	38	978
Income tax expense	$6,353	$10,916
The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023, and 2022, the Company recognized approximately $0.3 million and de minimis interest or penalties. The Company files a United States federal income tax return and state income tax returns in Utah, Florida, and New York. Open tax years that are potentially subject to examination related to the U.S. federal jurisdiction are 2020 and subsequent years.
The Company had no unrecognized tax benefits at December 31, 2023 and 2022.
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

Index
Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. The Company has repurchased 644,241 shares for approximately $5.9 million and retired them at cost thereby completing the Company's share repurchase program during the third quarter of 2023.
Note 14 – Retirement Plan
The Company has established an employee directed 401(k) plan (Plan). The Plan requires the Company to annually contribute a “Safe Harbor” profit sharing contribution for all eligible participants. In addition, the Plan allows the Company, at its discretion, to make a matching contribution or additional profit sharing contribution based on each eligible employee’s compensation for the Plan year. The participants must be at least 21 years of age and have at least one year of service in order to be eligible for matching and profit-sharing contributions. The Company made profit-sharing contributions to the Plan of $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
Note 15 – Related Parties
In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of December 31, 2023 and December 31, 2022. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.5 million and $1.2 million as of December 31, 2023 and December 31, 2022, respectively.
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
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 8 Investments above, the Company has a 10% ownership in the outstanding membership units of BFG, as of December 31, 2023. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG.

Index
Note 16 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the years ended December 31, 2023 and 2022 ($ in thousands, except share and per share amounts):

	For the Years Ended December 31,
($ in thousands)	2023	2022
Numerator:
Net income	$17,460	$25,115
Amount allocated to participating common shareholders(1)	(288)	(193)
Net income allocate to common shareholders	$17,172	$24,922
Denominator:
Weighted average shares outstanding, basic	12,488,564	12,729,898
Weighted average effect of dilutive securities:
Stock options	343,642	508,056
Warrants	77,442	119,068
Weighted average shares outstanding, diluted	12,909,648	13,357,022
Earnings per share, basic	$1.38	$1.96
Earnings per share, diluted	$1.33	$1.87
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
There were 220,100 and 373,569 anti-dilutive options for the years ended December 31, 2023 and 2022, respectively, that were excluded from the computation in the table above. There were 192,558 shares and 150,932 anti-dilutive warrants for the years ended December 31, 2023 and 2022, respectively, also excluded from the table above.

Index
Note 17 – Revenue Recognition
The following is a summary of the Company’s revenue disaggregated by contracts with customers and revenue outside the scope of ASC 606:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Interest income
Interest income, not-in-scope
Interest and fees on loans	$58,445	$50,941
Interest on securities	338	208
Other interest income	5,751	1,180
Total interest income	$64,534	$52,329

Non-interest income
Non-interest income, in-scope
Service charges on deposit accounts	$26	$31
Strategic Program set up fees	223	195

Non-interest income, not in-scope
Strategic Program fees	15,362	21,438
Gain on sale of loans	1,684	13,550
SBA loan servicing fees	1,466	1,603
Change in fair value on investment in BFG	(600)	(478)
Other miscellaneous income	2,590	239
Strategic Program service charges	329	834
Total non-interest income	$21,080	$37,411

Index
Note 18 – Condensed Financial Statements of Parent
Financial information pertaining only to FinWise Bancorp, on a parent-only basis, is as follows as of and for the years ended December 31, 2023 and 2022:
Balance Sheets

	December 31,
($ in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$28,510	$36,321
Investment in subsidiary bank	122,055	100,276
Investment in Business Funding Group (BFG), at fair value	4,200	4,800
Investment in FinWise Investments, LLC	290	271
Deferred taxes, net	188	127
Income taxes receivable	828	—
Other assets	41	37
Total assets	$156,112	$141,832
LIABILITIES AND SHAREHOLDERS’ EQUITY
Income taxes payable	—	1,077
Other liabilities	1,056	296
Shareholders’ equity	155,056	140,459
Total liabilities and shareholders’ equity	$156,112	$141,832
Statement of Income

	For the Years Ended December 31,
($ in thousands)	2023	2022
Non-interest income
Change in fair value on investment in BFG	$(600)	$(1,100)
Equity in undistributed earnings of subsidiary	21,992	29,090
Other miscellaneous income	685	622
Total non-interest income	22,077	28,612
Non-interest expense
Salaries and employee benefits	3,565	2,316
Professional services	1,765	1,990
Other operating expenses	860	470
Total non-interest expense	6,190	4,776
Income before income tax expense	15,887	23,836
Income tax benefit	(1,574)	(1,279)
Net income	$17,461	$25,115

Index
Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income	$17,461	$25,115
Adjustments to reconcile net income to net cash from operating activities
Change in fair value of BFG	600	1,100
Stock-based compensation expense	2,046	778
Deferred income tax expense	(61)	(45)
Net changes in:
Income tax payable (receivable)	(1,905)	844
Other assets	(4)	285
Other liabilities	760	(296)
Net cash provided by operating activities	18,897	27,781
Cash flows from investing activities:
Investment in subsidiary bank	(21,992)	(29,090)
Investment in FinWise Investments, LLC	(19)	(191)
Net cash used in investing activities	(22,011)	(29,281)
Cash flows from financing activities:
Proceeds from exercise of stock options	44	260
Common stock repurchased	(4,741)	(1,136)
Net cash used in financing activities	(4,697)	(876)
Net change in cash and cash equivalents	(7,811)	(2,376)
Cash and cash equivalents, beginning of year	36,321	38,697
Cash and cash equivalents, end of year	$28,510	$36,321
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
The Company has evaluated subsequent events through March 25, 2024, which is the date the consolidated financial statements are available to be issued.

On February 5, 2024, the Transaction was consummated and the Company issued in the aggregate 339,176 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers in exchange for their 10% aggregate non-voting ownership interest in BFG.
On March 7, 2024, the Company announced that its Board of Directors (the “Board”) has authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program

Index
will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares.

Index
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
Report of Management’s Assessment of Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
b)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the year ended December 31, 2023. Our directors and officers participate in certain of our benefits plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Index
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed within 120 days following December 31, 2023.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, to be filed within 120 days following December 31, 2023.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for “Securities Authorized for Issuance Under Equity Compensation Plans”.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2023.
Item 14.    Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2023.

Index
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Financial Statements
The following consolidated financial statements of FinWise Bancorp are filed as part of this Report under Item 8. Financial Statements and Supplementary Data:
(b)Exhibits.

Number	Description

3.1
Fourth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).
4.2
Form of Warrant to BFG Members to Purchase Common Stock of FinWise Bancorp (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

4.3
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

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

10.21+
Form of Employee Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

10.22+
Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

10.23+
Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2016 Stock Option Plan and the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

Index

10.24+
Form of Director Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

10.25
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

10.27
Membership Interest Purchase Agreement, dated as of December 31, 2019, among FinWise Bancorp, Business Funding Group, LLC and certain of its members named therein (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.28
Membership Interest Purchase Agreement dated as of July 25, 2023, among Business Funding Group, LLC, certain of its members named therein and FinWise Bancorp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023).

10.29
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

21.1	Subsidiaries of FinWise Bancorp (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
97.1*	FinWise Bancorp Compensation Recoupment Policy.
101*	Inline XBRL Interactive Data
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
+Management contract or compensation plan, contract or arrangement.
*Filed herewith

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWISE BANCORP

Date:	March 25, 2024	By:	/s/ Kent Landvatter
Kent Landvatter
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kent Landvatter	President, Chief Executive Officer and Director (Principal Executive Officer) Chairman of the Board	March 25, 2024
Kent Landvatter

By:	/s/ Javvis Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2024
Javvis Jacobson

By:	/s/ Howard I. Reynolds	Vice Chairman of the Board	March 25, 2024
Howard I. Reynolds

By:	/s/ Alan Weichselbaum	Director	March 25, 2024
Alan Weichselbaum

By:	/s/ James N. Giordano	Director	March 25, 2024
James N. Giordano

By:	/s/ Thomas E. Gibson, Jr.	Director	March 25, 2024
Thomas E. Gibson, Jr.

By:	/s/ Lisa Ann Nievaard	Director	March 25, 2024
Lisa Ann Nievaard

By:	/s/ Jeana Hutchings	Director	March 25, 2024
Jeana Hutchings

By:	/s/ Gerald E. Cunningham	Director	March 25, 2024
Gerald E. Cunningham