Form 10-Q
period 2024-03-31
Finwise Bancorp
filed 2024-05-14
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2024, the registrant had 12,793,555 shares of common stock, $0.001 par value per share, outstanding.

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
•the ability of our Strategic Program service providers to comply with regulatory regimes, and our ability to adequately oversee and monitor our Strategic Program service providers;
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
•general economic conditions and business conditions, either nationally or in our market areas;
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
•changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, or changes to the status of the Bank as an SBA Preferred Lender;
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
•interest rate and liquidity risks;
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
•future equity and debt issuances;
•that the anticipated benefits new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where the Company and such other businesses operate; and
•other factors listed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.
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

PART I
Item 1.    Financial Statements
FinWise Bancorp
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,944	$411
Interest-bearing deposits	111,846	116,564
Total cash and cash equivalents	115,790	116,975
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $13.1 million and $13.8 million, respectively)	14,820	15,388
Investment in Federal Home Loan Bank (FHLB) stock, at cost	349	238
Strategic Program loans held-for-sale, at lower of cost or fair value	54,947	47,514
Loans receivable, net of allowance for credit losses of $12.6 million and $12.9 million, respectively	377,101	358,560
Premises and equipment, net	15,098	14,630
Accrued interest receivable	3,429	3,573
Small Business Administration servicing asset, net	4,072	4,231
Investment in Business Funding Group (BFG), at fair value	8,200	4,200
Operating lease right-of-use (“ROU”) assets	4,104	4,293
Income taxes receivable, net	2,400	2,400
Other assets	10,523	14,219
Total assets	$610,833	$586,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$107,076	$95,486
Interest-bearing	317,020	309,347
Total deposits	424,096	404,833
Accrued interest payable	588	619
Income taxes payable, net	3,207	1,873
Deferred taxes, net	508	748
Paycheck Protection Program Liquidity Facility	158	190
Operating lease liabilities	6,046	6,296
Other liabilities	13,748	16,606
Total liabilities	448,351	431,165

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,793,555 and 12,493,565 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	13	12
Additional paid-in-capital	55,304	51,200
Retained earnings	107,165	103,844
Total shareholders’ equity	162,482	155,056
Total liabilities and shareholders’ equity	$610,833	$586,221
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Interest income
Interest and fees on loans	$16,035	$12,342
Interest on securities	101	72
Other interest income	1,509	987
Total interest income	17,645	13,401

Interest expense
Interest on deposits	3,639	1,295
Total interest expense	3,639	1,295
Net interest income	14,006	12,106
Provision for credit losses	3,154	2,671
Net interest income after provision for credit losses	10,852	9,435

Non-interest income
Strategic Program fees	3,965	3,685
Gain on sale of loans, net	415	187
SBA loan servicing fees	466	591
Change in fair value on investment in BFG	(124)	(300)
Other miscellaneous income	742	364
Total non-interest income	5,464	4,527

Non-interest expense
Salaries and employee benefits	7,562	5,257
Professional services	1,567	1,474
Occupancy and equipment expenses	980	712
(Recovery) impairment of SBA servicing asset	(198)	(253)
Other operating expenses	1,896	1,547
Total non-interest expense	11,807	8,737
Income before provision for income taxes	4,509	5,225

Provision for income taxes	1,194	1,364
Net income	$3,315	$3,861

Earnings per share, basic	$0.26	$0.30
Earnings per share, diluted	$0.25	$0.29

Weighted average shares outstanding, basic	12,502,448	12,708,326
Weighted average shares outstanding, diluted	13,041,605	13,172,288
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$155,056
Stock-based compensation expense	(25,389)	—	150	—	150
Common stock repurchased	(17,697)	—	(186)	6	(180)
Stock options exercised	3,900	—	16	—	16
BFG ownership purchase	339,176	1	4,124	—	4,125
Net Income	—	—	—	3,315	3,315
Balance at March 31, 2024	12,793,555	$13	$55,304	$107,165	$162,482

Three Months Ended March 31, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	—	—	421	—	421
Common stock repurchased	(23,573)	—	(248)	32	(216)
Stock options exercised	16,800	—	40	—	40
Net Income	—	—	—	3,861	3,861
Balance at March 31, 2023	12,824,572	$13	$54,827	$89,513	$144,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,315	$3,861

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,077	636
Provision for credit losses	3,154	2,671
Noncash operating lease cost	189	186
Net (accretion) amortization in securities discounts and premiums	(3)	2
Gain on sale of loans, net	(415)	(187)
Originations of Strategic Program loans held-for-sale	(1,072,251)	(850,163)
Proceeds from sale of Strategic Program loans held-for-sale	1,064,818	848,339
Change in fair value of BFG	124	85
Recovery of SBA servicing asset	(198)	(253)
Stock-based compensation expense	150	421
Deferred income tax benefit	(240)	(152)
Net changes in:
Accrued interest receivable	144	(356)
Accrued interest payable	(31)	63
Other assets	3,696	764
Operating lease liabilities	(250)	(239)
Other liabilities	(1,732)	(2,364)
Net cash provided by operating activities	1,547	3,314

Cash flows from investing activities:
Net increase in loans receivable	(10,603)	(33,255)
Purchase of lease pools	(10,677)	(5,442)
Distributions from BFG	210	215
Investment in equity investment	—	(9)
Purchase of bank premises and equipment, net	(1,189)	(178)
Proceeds from maturities and paydowns of securities held-to-maturity	571	410
Purchase of FHLB stock	(111)	—
Net cash used in investing activities	(21,799)	(38,259)

Cash flows from financing activities:
Net increase (decrease) in deposits	19,263	40,194
Common stock repurchased	(180)	(216)
Proceeds from exercise of stock options	16	40
Repayment of PPP Liquidity Facility	(32)	(31)
Net cash provided by (used in) financing activities	19,067	39,987

Net change in cash and cash equivalents	(1,185)	5,042
Cash and cash equivalents, beginning of the period	116,975	100,567
Cash and cash equivalents, end of the period	$115,790	$105,609

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$98	$—
Interest	$3,670	$1,233

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for Company shares	$4,125	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies
Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries FinWise Bank and FinWise Investment, LLC. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investment, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with rules and regulations of the Securities and Exchange Commission ("SEC") and include the activity of the Company and its wholly owned subsidiaries, FinWise Investment, LLC and the Bank. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The unaudited consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2023 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Loans Receivable – Loans receivable are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and deferred fees and costs. Loan origination fees, net of certain direct origination costs, if any, are deferred and recognized as an adjustment of the related loan yield using an effective-yield method over the contractual life of the loan. Interest income on loans is recognized on an accrual basis commencing in the month of origination using the interest method. Delinquency fees are recognized in income when chargeable and when collectability is reasonably assured.
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
Stock Repurchase Program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. Since commencement of the repurchase program, the Company has repurchased a total of 17,697 shares for $0.2 million as of March 31, 2024 and retired them at cost.
Revenue from Contracts with Customers – The Company applies the provisions of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Services that the Company reports as part of non-interest income are subject to ASC 606 and include fees from its deposit customers for transaction-based activities, account maintenance charges and overdraft services. Transaction-based fees, such as ACH and wire transfer fees, overdraft, return and stop payment charges, are recognized at the time such transactions are executed and the services have been fulfilled by the Company. The fees are typically withdrawn from the customer’s deposit account balance. The Company also receives fees from third-parties in its Strategic Programs for setting up systems and procedures to efficiently originate loans in a convenient, compliant and safe manner. Because the third-party simultaneously receives and benefits from the services, revenue is recognized evenly over the term of the loan program. Program Fees received in connection with the Company’s Strategic Programs are recorded at the time services are provided.
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
Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt this ASU on a retrospective basis. Early adoption is permitted. Currently, the Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

Note 2 – Investments
Investment securities held-to-maturity, at cost
The Company's held-to-maturity ("HTM") investment portfolio consists of Agency mortgage-backed securities and Agency collateralized mortgage obligations. The Company reports HTM securities on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s held-to-maturity securities at March 31, 2024 and December 31, 2023, are summarized as follows:

	March 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,705	$—	$—	$(840)	$5,865
Collateralized mortgage obligations	8,115	—	2	(835)	7,282
Total securities held-to-maturity	$14,820	$—	$2	$(1,675)	$13,147

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,959	$—	$—	$(817)	$6,142
Collateralized mortgage obligations	8,429	—	4	(766)	7,667
Total securities held-to-maturity	$15,388	$—	$4	$(1,583)	$13,809
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At March 31, 2024 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM securities due to the composition of the portfolio which is generally considered not to have credit risk given the government guarantee associated with these Agency securities.
The Company had twenty securities, consisting of nine collateralized mortgage obligations and eleven mortgage-backed securities, in an unrealized loss position at March 31, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at December 31, 2023, as summarized in the following tables:

	March 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$5,865	$(840)	$5,865	$(840)
Collateralized mortgage obligations	1,770	(11)	4,583	(824)	6,353	(835)
Total securities held-to-maturity	$1,770	$(11)	$10,448	$(1,664)	$12,218	$(1,675)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$680	$(15)	$5,462	$(802)	$6,142	$(817)
Collateralized mortgage obligations	934	(4)	4,812	(762)	5,746	(766)
Total securities held-to-maturity	$1,614	$(19)	$10,274	$(1,564)	$11,888	$(1,583)
The amortized cost and estimated market value of debt securities at March 31, 2024 and December 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,604	2,426	2,745	2,577
Due after ten years	12,216	10,721	12,643	11,232
Total Securities held-to-maturity	$14,820	$13,147	$15,388	$13,809
At March 31, 2024, held-to-maturity securities in the amount of $13.3 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three months ended March 31, 2024 or 2023.
FHLB stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 0.06% of FHLB membership asset value or 4.50% of outstanding FHLB advances. At March 31, 2024 and December 31, 2023, the Bank owned $0.3 million and $0.2 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2024 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.
Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans held for investment outstanding by general ledger classification as of March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
($ in thousands)
SBA(1)	$247,810	$239,922
Commercial leases	46,690	38,110
Commercial, non-real estate	2,077	2,457
Residential real estate	39,006	38,123
Strategic Program loans	17,216	19,408
Commercial real estate:
Owner occupied	21,300	20,798
Non-owner occupied	2,155	2,025
Consumer	14,689	11,372
Total loans held for investment	$390,943	$372,215
Deferred loan fees, net	(1,210)	(767)
Allowance for credit losses	(12,632)	(12,888)
Net loans	$377,101	$358,560

(1) Included in the SBA loans held for investment above are $141.7 million and $131.7 million of loans guaranteed by the SBA as of March 31, 2024 and December 31, 2023, respectively.
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
The Company may also hold a portion of the loans or receivables and sell the remainder directly to the Strategic Programs or other investors. The Company generally services the loans originated through the Strategic Programs in consideration of servicing fees equal to a percentage of the loans generated under the Strategic Programs. In turn, the Strategic Program service providers, subject to the Company’s approval and oversight, serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.
Each Strategic Program establishes a “reserve” deposit account with the Company. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held for sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at March 31, 2024 and December 31, 2023, was $27.0 million and $29.8 million, respectively.

Strategic Program loans retained and held-for-sale as of March 31, 2024 and December 31, 2023, are summarized as follows:

	March 31, 2024	December 31, 2023
($ in thousands)
Retained Strategic Program loans	$17,216	$19,408
Strategic Program loans held-for-sale	54,947	47,514
Total Strategic Program loans	$72,163	$66,922
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the Federal Deposit Insurance Corporation ("FDIC") Consolidated Reports of Condition and Income ("Call Report") codes. The following pool segments identified as of March 31, 2024 and December 31, 2023 are based on the CECL methodology:

	March 31, 2024	December 31, 2023
($ in thousands)
Construction and land development	$29,690	$28,330
Residential real estate	53,928	51,428
Residential real estate multifamily	936	647
Commercial real estate:
Owner occupied	189,375	186,550
Non-owner occupied	15,510	15,354
Commercial and industrial	23,030	21,399
Consumer	14,568	10,989
Lease financing receivables	46,690	38,110
Retained Strategic Program loans	17,216	19,408
Total loans	$390,943	$372,215
Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended March 31, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$17	$—	$—	$333
Residential real estate	956	54	(64)	53	999
Residential real estate multifamily	6	2	—	—	8
Commercial real estate:
Owner occupied	3,336	1,096	(525)	3	3,910
Non-owner occupied	282	36	—	—	318
Commercial and industrial	361	175	(54)	—	482
Consumer	211	95	(41)	—	265
Lease financing receivables	355	312	(111)	—	556
Retained Strategic Program loans	7,065	1,358	(2,946)	284	5,761
Total allowance for credit losses	$12,888	$3,145	$(3,741)	$340	$12,632

Unfunded lending commitments	139	9	—	—	148
Total allowance for credit losses	$13,027	$3,154	$(3,741)	$340	$12,780

	Three Months Ended March 31, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 Adoption	Provision (Reversal of Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(72)	$—	$—	$285
Residential real estate	876	(58)	(22)	—	3	799
Residential real estate multifamily	3	1	1	—	—	5
Commercial real estate:
Owner occupied	3,030	(533)	493	(122)	—	2,868
Non-owner occupied	208	(41)	(1)	—	—	166
Commercial and industrial	339	(85)	39	(18)	2	277
Consumer	65	14	3	—	—	82
Lease financing receivables	339	(105)	91	—	—	325
Retained Strategic Program loans	6,701	1,131	2,136	(3,025)	284	7,227
Total allowance for credit losses	$11,985	$257	$2,668	$(3,165)	$289	$12,034

Unfunded lending commitments	—	26	3	—	—	29
Total allowance for credit losses	$11,985	$283	$2,671	$(3,165)	$289	$12,063
Nonaccrual and past due loans are summarized below as of March 31, 2024 and December 31, 2023:

March 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans

Construction and land development	$286	$—	$286	$—	$—	$29,404	$29,690
Residential real estate	81	—	81	1,471	—	52,376	53,928
Residential real estate multifamily	—	—	—	—	—	936	936
Commercial real estate:
Owner occupied	4,320	—	4,320	17,974	3,579	163,502	189,375
Non-owner occupied	—	—	—	2,265	—	13,245	15,510
Commercial and industrial	868	—	868	265	180	21,717	23,030
Consumer	32	14	46	—	—	14,522	14,568
Commercial leases	400	—	400	—	262	46,028	46,690
Retained Strategic Program loans	1,289	54	1,343	—	—	15,873	17,216
Total	$7,276	$68	$7,344	$21,975	$4,021	$357,603	$390,943

(1) Included in the nonaccrual loan balances are $14.8 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans

Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	47	128	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$440	$4,145	$25,872	$640	$341,558	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income for the three months ended March 31, 2024 and 2023, recognized on nonaccrual loans.
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
The following table presents the ending balances of the Company's loan and lease portfolio including non-performing loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross chargeoffs for the three months ended March 31, 2024:

March 31, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$2,093	$12,335	$11,023	$4,145	$94	$—	$29,690
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	2,093	12,335	11,023	4,145	94	—	29,690
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate
Pass	406	1,978	558	1,407	3,119	—	7,468
Watch	5,262	23,949	12,206	1,265	1,976	—	44,658
Special Mention	—	—	—	165	10	—	175
Substandard	—	—	1,432	39	156	—	1,627
Total	5,668	25,927	14,196	2,876	5,261	—	53,928
Current period gross writeoff	—	—	—	(64)	—	—	(64)

Residential real estate multifamily
Pass	294	276	261	79	—	—	910
Watch	—	—	—		26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	294	276	261	79	26	—	936
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	805	4,893	1,692	1,560	12,055	—	21,005
Watch	5,784	70,137	51,553	9,964	7,328	—	144,766
Special Mention	—	—	192	—	1,442	—	1,634
Substandard	—	16,008	3,458	1,300	1,204	—	21,970
Total	6,589	91,038	56,895	12,824	22,029	—	189,375
Current period gross writeoff	—	(364)	(145)	(7)	(10)	—	(525)

Commercial real estate - non-owner occupied
Pass	317	2,913	1,284	—	406	—	4,920
Watch	—	4,318	2,592	1,198	217	—	8,325
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,265	—	—	—	2,265
Total	317	7,231	6,141	1,198	623	—	15,510
Current period gross writeoff	—	—	—	—	—	—	—

Commercial and industrial
Pass	11	660	583	750	764	—	2,768
Watch	2,432	11,449	4,360	646	856	—	19,743
Special Mention	—	—	—	—	3	—	3
Substandard	—	—	140	—	376	—	516
Total	2,444	12,109	5,083	1,397	1,998	—	23,030
Current period gross writeoff	—	—	—	(40)	(14)	—	(54)

Consumer
Pass	4,867	6,919	1,773	521	466	—	14,546
Watch	—	22	—	—	—	—	22
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	4,867	6,941	1,773	521	466	—	14,568
Current period gross writeoff	—	—	(13)	(13)	(15)	—	(41)

Lease financing receivables
Pass	11,405	29,062	6,024	—	199	—	46,690
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	11,405	29,062	6,024	—	199	—	46,690
Current-period gross writeoffs	—	(111)	—	—	—	—	(111)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated	6,181	7,551	2,551	933	—	—	17,216
Total	6,181	7,551	2,551	933	—	—	17,216

Current-period gross writeoffs	(15)	(2,286)	(493)	(151)	—	—	(2,946)

Total portfolio loans receivable, gross	39,857	192,470	103,947	23,972	30,697	—	390,943
Total current-period gross writeoffs	(15)	(2,761)	(651)	(275)	(39)	—	(3,741)
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

Commercial real estate - owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690

Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate - non-owner occupied
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

Lease financing receivables
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
In the three months ended March 31, 2024 there were two material loan modifications. In the three months ended March 31, 2023 there were no material loan modifications.

	As of December 31, 2023
($ in thousands)	Principal deferment (Months)	Outstanding Balance
Commercial real estate
Owner occupied	11 months	$418
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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)		Collateral Type
As of March 31, 2024	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	—	1,471	—	1,471
Commercial real estate:
Owner occupied	—	21,553	—	21,553
Non-owner occupied	—	2,265	—	2,265
Commercial and industrial	61	—	445	445
Commercial leases	100	—	262	262
Total	$161	$25,289	$707	$25,996
The amount of collateral-dependent SBA loans as of March 31, 2024 include $14.8 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)		Collateral Type
As of December 31, 2023	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$615	$—	$615
Residential real estate	—	1,585	—	1,585
Commercial real estate:
Owner occupied	45	21,643	—	21,643
Non-owner occupied	—	2,362	—	2,362
Commercial and industrial	—	—	282	282
Total	$45	$26,205	$282	$26,487
The amount of collateral-dependent SBA loans as of December 31, 2023 include $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Lease Liabilities
The Company includes commercial operating leases within premises and equipment. The net book value and original cost of the operating leases was $7.8 million and $9.3 million, respectively, as of March 31, 2024, and $8.2 million and $9.3 million, respectively, as of and December 31, 2023. Rental income from operating leases for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.1 million, respectively. Depreciation expense for the related premises and equipment was $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
The Company leases its facilities under noncancelable operating leases. Rent expense for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.2 million, respectively. Future minimum annual undiscounted rental payments for these operating leases are as follows ($ in thousands):

Nine Months Ended December 31, 2024	$825
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Year Ended December 31, 2028	1,186
Year Ended December 31, 2029	1,017
Total	6,384
Less present value discount	(338)
Operating lease liabilities	$6,046
The tables below present information regarding the Company’s lease assets and liabilities.

	Three Months Ended March 31,
	2024	2023

Weighted-average remaining lease term – operating leases (in years)	5.6	6.5
Weighted-average discount rate – operating leases	1.9%	1.9%

Supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
($ in thousands)
Operating cash flows from operating leases	$279	$271
The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
(in thousands)
Operating leases
Operating lease cost	$219	$219
Variable lease cost	21	9
Operating lease expense	240	228
Short-term lease rent expense	—	—
Net rent expense	$240	$228
Note 5 – SBA Servicing Asset
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $242.2 million and $253.2 million at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes SBA servicing asset activity for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Beginning balance	$4,231	$5,210
Additions to servicing asset	—	—
Recovery (impairment) of SBA servicing asset	198	253
Amortization of servicing asset	(357)	(179)
Ending balance	$4,072	$5,284
The fair market value of the SBA servicing asset as of March 31, 2024 and December 31, 2023, was $4.1 million and $4.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 19.4%, weighted average term of 3.52 years, and a weighted average discount rate of 13.8% at March 31, 2024.
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
Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (CBLR) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum ratio and amount of capital required to be categorized as well-capitalized and adequately capitalized as of the dates indicated.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2024
Leverage ratio (CBLR election)	$120,874	20.6%	$52,787	9.0%
December 31, 2023
Leverage ratio (CBLR election)	$116,108	20.7%	$50,441	9.0%
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of March 31, 2024 and December 31, 2023.
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

Note 7 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of March 31, 2024 and December 31, 2023, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $35.1 million and $30.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the line of credit. Loans totaling $54.0 million and $46.9 million were pledged to secure the FHLB line of credit as of March 31, 2024 and December 31, 2023, respectively.
Lines of Credit
At March 31, 2024 and December 31, 2023, the Bank had the ability to access $11.7 million and $11.4 million, respectively, from the Federal Reserve Bank’s Discount Window on a collateralized basis. At March 31, 2024 and December 31, 2023, the Bank had the ability to access $0.7 million and $0.8 million, respectively, from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of $5.0 million at March 31, 2024 and December 31, 2023. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at March 31, 2024 and December 31, 2023. The Bank had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2024 and December 31, 2023.
Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program ("PPP") loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.2 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at March 31, 2024 and December 31, 2023. The Bank pledged $0.2 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at March 31, 2024 and December 31, 2023. The average outstanding borrowings were $0.2 million during the three months ended March 31, 2024 and $0.3 million during the three months ended March 31, 2023.
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
At March 31, 2024 and December 31, 2023, financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
($ in thousands)	2024	2023
Revolving, open-end lines of credit	$2,363	$1,630
Commercial real estate	19,018	17,421
Other unused commitments	329	724
	$21,710	$19,775
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.1 million as of March 31, 2024 and December 31, 2023.

Note 8 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of par value $0.001 Common Stock of the Company. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million. On July 25, 2023 the Company entered into a definitive agreement, as amended, to purchase from certain members of BFG an additional 10% membership interest in exchange for shares of Common Stock of the Company. On February 5, 2024, the transaction was consummated and the Company issued in the aggregate 339,176 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers in exchange for the additional membership interest in BFG giving the Company a combined 20% ownership interest in BFG, consisting of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Unites representing 15.3% of the aggregate membership interests of BFG.
The other existing members of BFG jointly own the remaining 80% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. These distributions were recorded in the Consolidated Income Statement as non-interest income.
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
For further discussion on the Company’s investment in BFG, see Note 12 Related Parties.

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
The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. At March 31, 2024, 362,344 shares are available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan provides for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The 2016 Plan also provides for the issuance of incentive stock options only to employees. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At March 31, 2024, 2,189 shares under 2016 Plan are available for future issuance.
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
The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. No options were granted during the first three months of 2024. The table below summarizes the assumptions used for the options granted during the three months ended March 31, 2023.

For the Three Months Ended March 31,
2023
Risk-free interest rate	3.9% - 4.0%
Expected term in years	5.5 – 7.5
Expected volatility	44.0% – 44.9%
Expected dividend yield	—
The following summarizes stock option activity for the three months ended March 31, 2024 and 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	981,488	$5.72	6.9	$8,429,619
Options exercised	(3,900)	4.23	0	39,337
Options forfeited	(28,491)	7.00	0	100,241
Outstanding at March 31, 2024	949,097	$5.69	6.6	$4,391,449
Options vested and exercisable at March 31, 2024	744,235	$4.72	6.1	$4,052,577

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	881,625	$5.27	7.5	$3,871,667
Options granted	1,100	9.46	9.9	—
Options exercised	(16,800)	2.37	0	11,369
Options forfeited	(2,496)	9.96	0	100,711
Outstanding at March 31, 2023	863,429	$5.32	7.3	$3,407,917
Options vested and exercisable at March 31, 2023	648,774	$4.43	7.0	$2,846,076

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was a de minimis amount. During the three months ended March 31, 2024, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.
The weighted average grant-date fair value of options per share granted during the three months ended March 31, 2023 was $9.46. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was de minimis. During the three months ended March 31, 2023, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options.
Stock-based compensation expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Pre-tax
Stock options	$56	$95
Restricted shares	95	326
Total	$150	$421
After-tax
Stock options	$55	$92
Restricted shares	71	245
Total	$126	$337
As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.4 million and $0.7 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.0 year and 0.5 years, respectively.
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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. The valuation was also adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on September 30, 2023. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of March 31, 2024 and December 31, 2023. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $8.2 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Beginning balance	$4,200	$4,800
Purchase of BFG ownership interest	4,125	—
Change in fair value of BFG	(124)	(85)
Ending balance	$8,200	$4,715
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
The table below presents the carrying amount and fair value of the Company's financial instruments:

		March 31, 2024		December 31, 2023
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$115,790	$115,790	$116,975	$116,975
Investment securities held-to-maturity	2	14,820	13,147	15,388	13,809
Investment in FHLB stock	2	349	349	238	238
Loans held for investment	3	377,101	405,751	358,560	360,032
Loans held-for-sale	2	54,947	54,947	47,514	47,509
Accrued interest receivable	2	3,429	3,429	3,573	3,573
SBA servicing asset	2	4,072	4,072	4,231	4,231
Investment in BFG	3	8,200	8,200	4,200	4,200
Financial liabilities:
Total deposits	2	424,096	416,800	404,833	394,195
Accrued interest payable	2	588	588	619	619
PPP Liquidity Facility	2	158	158	190	190
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Nonrecurring assets:
Individually evaluated loans	$25,996	$—	$—	$25,996
December 31, 2023
Nonrecurring assets:
Individually evaluated loans	$27,127	$—	$—	$27,127

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
Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of March 31, 2024 and as of December 31, 2023, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2024
Individually evaluated loans	$25,996	Market comparable	Adjustment to appraisal value	6.89%

December 31, 2023
Individually evaluated loans	$27,127	Market comparable	Adjustment to appraisal value	7.57%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of March 31, 2024 and as of December 31, 2023 are shown in the following table:

($ in thousands)	March 31, 2024 Range (Weighted Average)	December 31, 2023 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	11.0%	11.0%
Expense growth rate	13.4%	13.4%
Discount rate	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.5x	3.5x to 5.5x
The valuation as of December 31, 2023 was adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on December 31, 2023.
Note 11 – Income Taxes
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on this analysis, management has determined that a valuation allowance for deferred tax assets was not required at March 31, 2024.
For the three months ended March 31, 2024 and 2023, income tax expense was $1.2 million and $1.4 million, respectively, resulting in an effective income tax rate of 26.5% and 26.1%, respectively. The effective tax rate differs from the statutory rate of 24.9% during the three months ended March 31, 2024 due primarily to state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 24.9% during the three months ended March 31, 2023 due primarily to the tax effect of nondeductible wages and stock-based compensation.
The Company had no unrecognized tax benefits at March 31, 2024.
Note 12 – Related Parties
In the ordinary course of business, the Company may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of March 31, 2024 and December 31, 2023. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.9 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively.
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 8 Investment in Business Funding Group, the Company has a 20% ownership in the outstanding membership units of BFG. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG.
Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the three months ended March 31, 2024 and 2023 ($ in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Numerator:
Net income	$3,315	$3,861
Amount allocated to participating common shareholders(1)	(52)	(37)
Net income allocated to common shareholders	$3,263	$3,824
Denominator:
Weighted average shares outstanding, basic	12,502,448	12,708,326
Weighted average effect of dilutive securities:
Stock options	423,263	391,477
Warrants	115,894	72,485
Weighted average shares outstanding, diluted	13,041,605	13,172,288
Earnings per share, basic	$0.26	$0.30
Earnings per share, diluted	$0.25	$0.29
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
There were 120,379 and 471,952 anti-dilutive options for the three months ended March 31, 2024 and 2023, respectively, reported in the table above. There were 154,106 shares and 197,515 anti-dilutive warrants for the three months ended March 31, 2024 and 2023, respectively, reported in the table above.

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
The Company has evaluated subsequent events through May 14, 2024, which is the date the consolidated financial statements are available to be issued.

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
The following discussion and analysis is intended as a review of significant factors affecting the Company's financial condition and results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes thereto and the 2023 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our most recently filed Annual Report on Form 10-K entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all our material business operations through our wholly owned subsidiary, FinWise Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.
Accounting policies, as described in detail in the notes to our consolidated financial statements, included in the 2023 Form 10-K, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that those critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
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

Executive Summary
Net income for the three months ended March 31, 2024 decreased $0.6 million to $3.3 million when compared to the three months ended March 31, 2023 due primarily to a $2.3 million increase in salaries and employee benefits expense and other expenses driven by increased spending on business infrastructure and was offset in part by a $1.9 million increase in net interest income driven by growth in the loans held for investment portfolio and an increase in non-interest income of $0.9 million resulting from higher fees and gains on sale of loans.
The net interest margin was 10.12% for the three months ended March 31, 2024, compared to 12.51% for the three months ended March 31, 2023. The decline in net interest margin was due primarily to the yield on interest earning assets declining 110 basis points coupled with a 153 basis point increase in costs of funds on interest bearing liabilities and offset in part by a $164.2 million increase in earning assets.
Total assets increased by $24.6 million to $610.8 million as of March 31, 2024 compared to December 31, 2023. This increase was primarily attributable to a $18.5 million increase in net loans receivable and a $7.4 million increase in Strategic Program loans held-for-sale, partially offset by a $1.2 million decrease in the Company's interest-bearing deposits.
Originations increased by $0.2 billion to $1.1 billion for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due mainly to improved market and economic conditions affecting loan purchasers and borrowers.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Interest income	$17,645	$13,401	31.7%
Interest expense	(3,639)	(1,295)	180.9%
Provision for credit losses	(3,154)	(2,671)	18.1%
Non-interest income	5,464	4,527	20.7%
Non-interest expense	(11,807)	(8,737)	35.1%
Provision for income taxes	(1,194)	(1,364)	(12.5)%
Net income	$3,315	$3,861	(14.1)%
Net income for the three months ended March 31, 2024 was $3.3 million, a decrease of $0.6 million, or 14.1%, from net income of $3.9 million for the three months ended March 31, 2023. The decrease was primarily attributable to an increase of $2.3 million, or 43.8%, in salaries and employee benefits expense and other expenses driven by increased spending on business infrastructure and was offset in part by a $1.9 million, or 15.7%, increase in net interest income driven by growth in the loans held for investment portfolio and an increase in non-interest income of $0.9 million, or 20.7%, resulting primarily from higher fees and gains on sale of loans.
Net Interest Income and Net Interest Margin Analysis
Net interest income was the primary contributor to our earnings in 2024 and 2023. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”
For the three months ended March 31, 2024, our net interest income increased $1.9 million, or 15.7%, to $14.0 million compared to the three months ended March 31, 2023. This increase was primarily due to volume increases in the loans held for investment and loans held-for-sale portfolios and was partially offset by increased volume and rate in the certificates of deposit portfolio. Average interest earning assets increased by $164.2 million, or 41.8%, to $556.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, while the related yield on average interest earning assets decreased by 110 basis points to 12.74%. The cost of funds on interest bearing liabilities for the three months ended March 31, 2024 increased by 153 basis points to 4.71%, and the average balance in interest bearing liabilities increased by $145.4 million, or 87.9%, to $310.9 million compared to the prior year period. The increase in cost of funds was primarily due to volume growth as well as rate increases in time deposits. Our net interest margin decreased to 10.12% for the three months ended March 31, 2024 from 12.51% for the three months ended March 31, 2023.

Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from interest-earning assets, the total dollar amounts of interest expense on interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $0.5 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Average balances have been calculated using daily averages.

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Interest bearing deposits	$111,911	$1,509	5.42%	$88,038	$987	4.55%
Investment securities	15,174	101	2.67%	14,142	72	2.07%
Loans held for sale	42,452	3,475	32.93%	31,041	3,061	39.99%
Loans held for investment	387,300	12,560	13.04%	259,383	9,281	14.51%
Total interest earning assets	556,837	17,645	12.74%	392,604	13,401	13.84%
Non-interest earning assets	39,123			22,813
Total assets	$595,960			$415,417
Interest bearing liabilities:
Demand	$51,603	$503	3.92%	$41,532	$385	3.76%
Savings	9,301	19	0.83%	8,313	10	0.50%
Money market accounts	10,200	66	2.60%	12,089	58	1.96%
Certificates of deposit	239,576	3,051	5.12%	103,225	842	3.31%
Total deposits	310,680	3,639	4.71%	165,159	1,295	3.18%
Other borrowings	172	—	0.35%	297	—	0.35%
Total interest bearing liabilities	310,853	3,639	4.71%	165,456	1,295	3.18%
Non-interest bearing deposits	100,507			91,701
Non-interest bearing liabilities	25,446			16,602
Shareholders’ equity	159,154			141,658
Total liabilities and shareholders’ equity	$595,960			$415,417
Net interest income and interest rate spread		$14,006	8.03%		$12,106	10.67%
Net interest margin			10.12%			12.51%
Ratio of average interest-earning assets to average interest- bearing liabilities			179.13%			237.29%

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

	Three Months Ended March 31,
	2024 vs 2023
	Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$217	$305	$522
Investment securities	23	6	29
Loans held-for-sale	(383)	797	414
Loans held for investment	(845)	4,124	3,279
Total interest income	(988)	5,232	4,244
Interest expense:
Demand	18	100	118
Savings	8	1	9
Money market accounts	15	(7)	8
Certificates of deposit	647	1,562	2,209
Total interest bearing liabilities	688	1,656	2,344
Change in net interest income	$(1,676)	$3,576	$1,900
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
Our provision for credit losses was $3.2 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase from the year prior period was primarily due to qualitative factor adjustments based on the increase in nonperforming assets primarily related to the SBA portfolio in the fourth quarter of 2023. We believe that non-performing assets stabilized in the first quarter of 2024 compared to recent quarters.
Noninterest Income
The largest portion of our noninterest income is associated with our Strategic Program fees. Other sources of noninterest income include gain on sale of loans, SBA loan servicing fees, change in fair value on investment in BFG and other miscellaneous income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Noninterest income:
Strategic Program fees	$3,965	$3,685	$280	7.6%
Gain on sale of loans	415	187	228	121.9%
SBA loan servicing fees	466	591	(125)	(21.2%)
Change in fair value on investment in BFG	(124)	(300)	176	(58.7%)
Other miscellaneous income	742	364	378	103.9%
Total noninterest income	$5,464	$4,527	$937	20.7%
For the three months ended March 31, 2024, total noninterest income increased $0.9 million, or 20.7%, to $5.5 million compared to the three months ended March 31, 2023. This increase was primarily due to an increase in miscellaneous income of $0.4 million, or 103.8%, related primarily to increases in revenues from the Company's commercial operating lease portfolio and Strategic Program fees and gain on sales of $0.3 million, or 7.6%, and $0.2 million, or 122.2%, respectively.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

($ in thousands)	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$7,562	$5,257	$2,305	43.8%
Professional Services	1,567	1,474	93	6.3%
Occupancy and equipment expenses	980	712	268	37.6%
(Recovery) impairment of SBA servicing asset	(198)	(253)	55	(21.8%)
Other operating expenses	1,896	1,547	349	22.6%
Total noninterest expense	$11,807	$8,737	$3,070	35.1%
For the three months ended March 31, 2024, total noninterest expense increased $3.1 million, or 35.1%, to $11.8 million compared to the three months ended March 31, 2023. This increase was primarily due to increases in salaries and employee benefits of $2.3 million, or 43.8%, and other operating expenses of $0.3 million, or 22.6%, driven by increased spending on business infrastructure along with an increase in occupancy and equipment expenses of $0.3 million, or 37.7%, reflecting the growth in our business.

Financial Condition
The following table summarizes selected components of the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	As of		Change
($ in thousands)	March 31, 2024	December 31, 2023	$	%

Total assets	$610,833	$586,221	$24,612	4.2%
Investment securities held to maturity, at cost	14,820	15,388	(568)	(3.7)%
Loans receivable, net	377,101	358,560	18,541	5.2%
Deposits	424,096	404,833	19,263	4.8%
Total shareholders' equity	162,482	155,056	7,426	4.8%
Total equity to total assets	26.6%	26.5%		(0.6)%
Weighted average shares outstanding, basic(1)	12,502,448	12,488,564		(0.1)%
Weighted average shares outstanding, diluted(1)	13,041,605	12,909,648		(1.0)%
(1)Average shares presented for March 31, 2024 and December 31, 2023 are for the three month and annual periods, respectively, ended on those dates.
Total assets at March 31, 2024 were $610.8 million, an increase of $24.6 million from December 31, 2023. The increase in total assets was due primarily to increases in loans receivable, net, of $18.5 million and Strategic Program loans held-for-sale of $7.4 million, and partially offset by a decrease in cash and due from banks of $1.2 million.
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
SBA 7(a) Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program. SBA 7(a) loans are made to small businesses and professionals throughout the USA. As of March 31, 2024 and December 31, 2023, we had total SBA 7(a) loans of $247.8 million and $239.9 million, respectively, representing 63.4% and 64.5% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit the Company through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.

Commercial leases
As of March 31, 2024 and December 31, 2023, we had total commercial leases of $46.7 million and $38.1 million, respectively, representing 11.9% and 10.2% of our total loans held for investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, the Company may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of March 31, 2024 and December 31, 2023, we had total commercial non-real estate loans of $2.1 million and $2.5 million, respectively, representing 0.5% and 0.7% of our total loans held for investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of March 31, 2024 and December 31, 2023, we had total residential real estate loans of $39.0 million and $38.1 million, respectively, representing 10.0% and 10.2% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of March 31, 2024 and December 31, 2023, we had total Strategic Program loans held for investment of $17.2 million and $19.4 million, respectively, representing 4.4% and 5.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of March 31, 2024 and December 31, 2023, we had total commercial real estate loans of $23.5 million and $22.8 million, respectively, representing 6.0% and 6.1% of our total loans held for investment, respectively. Of these amounts, $21.3 million and $20.8 million represented owner occupied properties as of March 31, 2024 and December 31, 2023, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of March 31, 2024 and December 31, 2023, we had total consumer loans of $14.7 million and $11.4 million, respectively, representing 3.8% and 3.1% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Portfolio Program Summary
Through our diversification efforts, we have built an SBA 7(a) portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries such as non-store retailers (e-commerce), ambulatory healthcare services, professional, scientific and technical services (including law firms), and merchant wholesalers.
The following table summarizes our loan portfolio held for investment by loan program as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
($s in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$247,810	63.4%	$239,922	64.5%
Commercial leases	46,690	11.9%	38,110	10.2%
Commercial, non-real estate	2,077	0.5%	2,457	0.7%
Residential real estate	39,006	10.0%	38,123	10.2%
Strategic Program loans	17,216	4.4%	19,408	5.2%
Commercial real estate:
Owner occupied	21,300	5.4%	20,798	5.6%
Non-owner occupied	2,155	0.6%	2,025	0.5%
Consumer	14,689	3.8%	11,372	3.1%
Total	$390,943	100.0%	$372,215	100.0%
(1)SBA loans as of March 31, 2024 and December 31, 2023 include $141.7 million and $131.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.

Loan Maturity and Sensitivity to Changes in Interest Rates
As of March 31, 2024, $210.1 million, or 53.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $180.9 million as of March 31, 2024. The variable rate portion of our total held for investment loan portfolio at March 31, 2024 was $289.8 million, or 74.1%. As of December 31, 2023, $196.0 million, or 52.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $176.2 million as of December 31, 2023. The variable rate portion of our total held for investment loan portfolio at December 31, 2023 was $300.3 million, or 80.7%.
The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at March 31, 2024 and December 31, 2023:

As of March 31, 2024	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$506	4.19%	$710	10.06%	$1,621	10.45%
Commercial leases	12,150	6.81%	33,239	6.93%	1,301	4.11%
Commercial, non-real estate	629	5.69%	1,322	5.83%	116	3.69%
Residential real estate	7,063	7.30%	5,061	7.86%	144	4.15%
Strategic Program loans	12,960	125.63%	4,256	86.84%	—	—%
Commercial real estate
Owner occupied	2,203	7.03%	1,449	8.02%	—	—%
Non-owner occupied	118	5.35%	158	4.84%	293	3.54%
Consumer	3,899	5.93%	9,942	5.55%	848	9.08%
Subtotal fixed rate loans	39,528	45.73%	56,137	12.86%	4,323	7.41%

Variable rate loans:
SBA	16,623	10.89%	66,045	10.88%	104,301	10.71%
Commercial leases	—	—%	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	23,388	9.01%	1,672	10.03%	1,672	9.94%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate
Owner occupied	1,026	8.74%	4,105	8.74%	7,685	9%
Non-owner occupied	1,555	10.50%	—	—%	—	—%
Consumer	—	—%	—	—%	—	—%
Subtotal variable rate loans	42,592	9.79%	71,822	10.74%	113,658	10.60%
Total	$82,119	27.09%	$127,959	11.67%	$117,981	10.48%

As of March 31, 2024	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$1,081	10.41%	$3,918	9.56%
Commercial leases	—	—%	46,690	6.82%
Commercial, non-real estate	10	3.77%	2,077	5.66%
Residential real estate	6	4.06%	12,274	7.49%
Strategic Program loans	—	—%	17,216	116.04%
Commercial real estate
Owner occupied	—	—%	3,652	7.42%
Non-owner occupied	31	3.74%	600	4.25%
Consumer	—	—%	14,689	5.85%
Subtotal fixed rate loans	1,128	10.13%	101,116	25.45%

Variable rate loans:
SBA	56,923	10.47%	243,892	10.71%
Commercial leases	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	26,732	9.13%
Strategic Program loans	—	—%	—	—%
Commercial real estate
Owner occupied	4,832	10.23%	17,648	9.40%
Non-owner occupied	—	—%	1,555	10.50%
Consumer	—	—%	—	—%
Subtotal variable rate loans	61,755	10.45%	289,827	10.49%
Total	$62,883	10.44%	$390,943	14.36%

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$493	4.39%	$796	9.23%	$1,606	10%
Commercial leases	10,073	6.83%	27,413	7.16%	624	7.56%
Commercial, non-real estate	703	5.68%	1,621	5.82%	123	3.76%
Residential real estate	6,230	7.07%	4,653	7.65%	60	4.29%
Strategic Program loans	14,305	125.05%	5,103	82.20%	—	—%
Commercial real estate:
Owner occupied	1,976	7.04%	1,725	7.85%	—	—%
Non-owner occupied	101	4.60%	108	3.51%	244	3.48%
Consumer	3,051	6.40%	7,668	5.79%	653	9.17%
Subtotal fixed rate loans	36,932	52.58%	49,087	14.80%	3,310	8.78%

Variable rate loans:
SBA	15,720	10.87%	62,367	10.87%	100,880	10.70%
Commercial leases	—	—%	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	23,718	9.02%	1,941	5.85%	1,521	4.55%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate:
Owner occupied	943	8.91%	3,766	8.91%	7,384	9.43%
Non-owner occupied	1,541	10.50%	—	—%	—	—%
Consumer	—	—%	—	—%	—	—%
Subtotal variable rate loans	41,922	9.77%	68,074	10.62%	109,785	10.53%
Total	$78,853	29.82%	$117,162	12.37%	$113,095	10.48%

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$1,143	10%	$4,038	9.46%
Commercial leases	—	—%	38,110	7.08%
Commercial, non-real estate	10	3.77%	2,457	5.67%
Residential real estate	—	—%	10,943	7.30%
Strategic Program loans	—	—%	19,408	113.78%
Commercial real estate:
Owner occupied	—	—%	3,701	7.42%
Non-owner occupied	31	4%	484	3.73%
Consumer	—	—%	11,372	6.15%
Subtotal fixed rate loans	1,184	10.18%	90,513	29.93%

Variable rate loans:
SBA	56,917	10.45%	235,884	10.70%
Commercial leases	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	27,180	8.54%
Strategic Program loans	—	—%	—	—%
Commercial real estate:
Owner occupied	5,004	10%	17,097	9.52%
Non-owner occupied	—	—%	1,541	10.50%
Consumer	—	—%	—	—%
Subtotal variable rate loans	61,921	10.43%	281,702	10.42%
Total	$63,105	10.43%	$372,215	15.16%

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
The Company had a total of $26.0 million in nonperforming assets and $0.9 million in material loan modifications at March 31, 2024. The amount of nonperforming assets and material loan modifications as of March 31, 2024 include $14.8 million and $0.3 million,respectively,of SBA 7(a) loan balances that are guaranteed by the SBA. The Company had $27.1 million in nonperforming assets and $0.5 million in material loan modifications at December 31, 2023. The amount of nonperforming assets and material loan modifications as of December 31, 2023 include $15.0 million and $0.3 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA. The decrease in nonperforming assets and material loan modifications from the prior period was primarily attributable to several loans in the SBA 7(a) loan portfolio moving to nonperforming status due mainly to the negative impact of elevated interest rates and the slowdown of consumer spending on the Bank's small business borrowers.
Credit Risk Profile
We believe that we underwrite loans carefully and thoroughly, limiting our lending activities to those products and services where we have the resources and expertise to lend profitably without undue credit risk. We require all loans to conform to policy (or otherwise be identified as exceptions to policy and monitored and reported on, at minimum, quarterly) and be granted on a sound basis. Loans are made with a primary emphasis on loan profitability, credit risk and concentration exposures.
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
The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Our judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change. We evaluate the ACL on at least a quarterly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ACL is reviewed by regulatory examinations and the Company’s auditors.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
ACL:
Beginning balance	$12,888	$11,985
Impact of ASU 2016-13 adoption(1)	—	257
Adjusted beginning balance	12,888	12,242
Provision for credit losses	3,145	2,668
Charge offs
Construction and land development	—	—
Residential real estate	(64)	—
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	(525)	(122)
Non-owner occupied	—	—
Commercial and industrial	(54)	(18)
Consumer	(41)	—
Lease financing receivables	(111)	—
Strategic Program loans	(2,946)	(3,025)
Recoveries
Construction and land development	—	—
Residential real estate	53	3
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	3	—
Non-owner occupied	—	—
Commercial and industrial	—	2
Consumer	—	—
Lease financing receivables	—	—
Strategic Program loans	284	284
Ending balance	$12,632	$12,034
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

The following tables show the allocation of the ACL as of March 31, 2024 and December 31, 2023. The ACL related to Strategic Programs constitutes 45.6% and 54.8% of the total ACL while comprising 4.4% and 5.2%, respectively, of total loans held for investment as of March 31, 2024 and December 31, 2023, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	March 31, 2024
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$333	2.6%
Residential real estate	999	7.9%
Residential real estate multifamily	8	0.1%
Commercial real estate
Owner occupied	3,910	31.0%
Non-owner occupied	318	2.5%
Commercial and industrial	482	3.8%
Consumer	265	2.1%
Lease financing receivables	556	4.4%
Strategic Program loans	5,761	45.6%
Total	$12,632	100.0%

	December 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$316	2.5%
Residential real estate	956	7.4%
Residential real estate multifamily	6	—%
Commercial real estate
Owner occupied	3,336	25.9%
Non-owner occupied	282	2.2%
Commercial and industrial	361	2.8%
Consumer	211	1.6%
Commercial leases	355	2.8%
Strategic Program loans	7,065	54.8%
Total	$12,888	100.0%

The following table reflects the ratios of the ACL to total loans held for investment ("LHFI"), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of March 31, 2024.

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.9%	2.7%	67.9%
Residential real estate multifamily	0.9%	—%	—%
Commercial real estate
Owner occupied	2.1%	11.4%	18.1%
Non-owner occupied	2.0%	14.6%	14.0%
Commercial and industrial	2.1%	1.9%	108.3%
Consumer	1.8%	—%	—%
Lease financing receivables	1.2%	0.6%	212.4%
Strategic Program loans	33.5%	—%	—%
Total	3.2%	6.6%	48.6%
The following table reflects the ratios of the ACL to total loans held for investment, nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by loan category as of December 31, 2023.

($ in thousands)	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.9%	3.1%	60.3%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate
Owner occupied	1.8%	11.6%	15.4%
Non-owner occupied	1.8%	15.4%	12.0%
Commercial and industrial	1.7%	1.3%	128.2%
Consumer	1.9%	—%	—%
Lease financing receivables	0.9%	—%	—%
Strategic Program loans	36.4%	—%	—%
Total	3.5%	7.0%	49.8%
The decrease in ACL to total loans held for investment for the periods presented above was primarily due to the reduction in Strategic Program loans held for investment. The decrease in nonaccrual loans to loans held for investment as well as the decrease in ACL to nonaccrual loans ratios from December 31, 2023 to March 31, 2024 was primarily related to the resolution of several commercial real estate nonaccrual loans.
Due primarily to the increase in our average loans held for investment balances, the ratio of net charge-offs to average loans outstanding by loan category was lower during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances in the three months ended March 31, 2024.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
SBA	$377	$245,831	0.6%	$136	$166,344	0.3%
Commercial leases	111	44,709	1.0%	—	12,162	—%
Commercial, non-real estate	—	2,295	—%	—	2,402	—%
Residential real estate	—	39,230	—%	—	31,060	—%
Strategic program loans	2,662	18,759	56.9%	2,741	23,323	47.1%
Commercial real estate	210	23,323	3.6%	—	17,058	—%
Consumer	41	13,153	1.2%	—	7,034	—%
Total	$3,401	$387,300	3.5%	$2,877	$259,383	4.4%
Interest-Bearing Deposits in Other Banks
Our interest-bearing deposits decreased $4.7 million, or 4.0%, to $111.8 million at March 31, 2024 from $116.6 million at December 31, 2023. This decrease was primarily due to the funding of loans held for investment. Interest-bearing deposits have generally been the primary source of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are at the Federal Reserve.
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
The following tables summarize the contractual maturities and weighted average yields of investment securities at March 31, 2024, and the amortized cost of those securities as of the indicated dates.

As of March 31, 2024
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—
Total	$—	$—	$—	$—

	As of March 31, 2024
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$1,859	2.4%	$4,846	1.8%	$6,705
Collateralized mortgage obligations	745	3.2%	7,370	3.4%	8,115
Total	$2,604	2.6%	$12,216	2.7%	$14,820
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the three months ended March 31, 2024 and March 31, 2023.
At March 31, 2024, there were twenty securities, consisting of nine collateralized mortgage obligations and eleven mortgage-backed securities, in an unrealized loss position at March 31, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position as of December 31, 2023.
Total Liabilities
Total liabilities increased to $448.4 million, or 4.0%, as of March 31, 2024 from $431.2 million as of December 31, 2023 primarily due to an increase in noninterest-bearing deposits.
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
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	March 31, 2024		December 31, 2023
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$107,076	25.2%	$95,486	23.6%
Interest-bearing deposits:
Demand	48,279	11.4%	50,058	12.4%
Savings	11,206	2.7%	8,633	2.1%
Money markets	9,935	2.3%	11,661	2.9%
Time certificates of deposit	247,600	58.4%	238,995	59.0%
Total period end deposits	$424,096	100.0%	$404,833	100.0%

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$100,507	—%	24.4%	$92,767	—%	23.4%	$91,701	—%	35.7%
Interest-bearing deposits:
Demand	51,603	3.92%	12.5%	47,784	4.67%	12.1%	41,532	3.76%	16.2%
Savings	9,301	0.83%	2.3%	8,096	0.65%	2.0%	8,313	0.50%	3.2%
Money market	10,200	2.60%	2.5%	13,419	1.55%	3.4%	12,089	1.96%	4.7%
Time certificates of deposit	239,576	5.12%	58.3%	234,088	5.18%	59.1%	103,225	3.31%	40.2%
Total average deposits	$411,187	3.56%	100.0%	$396,154	3.69%	100.0%	$256,860	2.04%	100.0%
Our deposits increased to $424.1 million as of March 31, 2024 from $404.8 million as of December 31, 2023, an increase of $19.3 million, or 4.8%, and was primarily due to increases in noninterest-bearing demand deposits of $11.6 million, or 12.1%, and brokered time deposits of $8.1 million, or 3.8%. The increase in brokered demand deposits was utilized in the funding of our lending programs.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $148.8 million and $136.9 million as of March 31, 2024 and December 31, 2023, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at March 31, 2024 is as follows:

	March 31, 2024
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$100	$36	$—	$2,310	$2,446
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
Our primary source of funds to originate new loans is derived from deposits. Deposits are comprised of core and noncore deposits. Non-core deposits generally include brokered deposits and a rate listing service to advertise rates to banks, credit unions, and other institutional entities. We designate deposits obtained from this source as Institutional Deposits. To attract core deposits from local and nationwide consumer and commercial markets, we historically paid rates at the higher end of the market, which we have been able to pay due to the higher margin of our technology oriented business model. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources.
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to control the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 19.0% of total assets at March 31, 2024.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At March 31, 2024, we had the ability to access $11.7 million from the Federal Reserve Bank’s Discount Window and $0.7 million from the Federal Reserve Bank's Bank Term Funding Program on a collateralized basis. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds. We also maintain a $35.1 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2024. In long term borrowings, we had $0.2 million outstanding at March 31, 2024 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2024, liquid assets (defined as cash and due from banks and interest bearing deposits), consisting of cash and due from banks, totaled $115.8 million. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
Capital Resources
Shareholders’ equity increased $7.4 million to $162.5 million at March 31, 2024 compared to $155.1 million at December 31, 2023. The increase in shareholders’ equity is primarily attributable to the purchase of additional equity interests in BFG of $4.1 million and net income recognized of $3.3 million. Stock options exercised, and stock-based compensation increased additional paid-in capital in the aggregate by approximately $0.2 million while the repurchase of common stock reduced additional paid-in capital by approximately $0.2 million.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 26.6% and 26.5% as of March 31, 2024 and December 31, 2023, respectively.
Our return on average equity was 8.4% and 11.1% for the three months ended March 31, 2024 and 2023, respectively. Our return on average assets was 2.2% and 3.8% for the three months ended March 31, 2024 and 2023, respectively.
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

Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly issued a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these capital requirements the Bank must maintain a leverage ratio greater than 9.0%.
As of March 31, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the amount of capital required to be categorized as well-capitalized as of the dates indicated.
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of
Capital Ratios	March 31, 2024	December 31, 2023	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	20.6%	20.7%	9.0%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2024.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$155,355	$155,355	$—	$—	$—
Time deposits	247,600	27,603	94,533	124,925	539
Long term borrowings(1)	158	—	158	—	—
Operating lease obligations	6,384	1,091	2,220	2,355	718
Total	$409,497	$184,049	$96,911	$127,280	$1,257
(1)Balances in this category pertain to the PPPLF and are fully-collateralized with PPP loans
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated statements of financial condition. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. We maintain an allowance for off-balance sheet credit risk which is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses on off-balance sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by the Company. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million million and $0.1 million, respectively, in allowance for credit losses on off-balance sheet credit exposures.

Our commitments to extend credit as of the dates indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Revolving, open-end lines of credit	$2,363	$1,630
Commercial real estate	19,018	17,421
Other unused commitments	329	724
Total commitments	$21,710	$19,775
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
Item 1A.    Risk Factors
There are a number of factors that may adversely affect the Company's business, financial results or stock price. Refer to Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K for a discussion of these risks.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2023, the Company entered into a Membership Purchase Agreement, as amended (the "Purchase Agreement") with BFG and four members of BFG ("Sellers"). Pursuant to the Purchase Agreement, the Company acquired an additional 10% non-voting ownership interest in BFG (the "Transaction"). On February 5, 2024, the Transaction was consummated and the Company issued in the aggregate 339,176 shares of Common Stock of the Company, par value $0.001 per share, in a private placement to the Sellers (the “Private Placement”) in exchange for their 10% aggregate non-voting ownership interest in BFG. When combined with the Company’s existing 5.3% non-voting ownership interest and 4.7% voting ownership interest in BFG, the Company has a 20% ownership interest in BFG comprising a 4.7% voting ownership and a 15.3% nonvoting ownership interest. The Private Placement was conducted in reliance on the exemptions from registration provided by Section 4(a)(2) and/or Rule 506(b) of Regulation D under the the Securities Act of 1933, as amended.
During the three months ended March 31, 2024, we repurchased 17,697 shares of our common stock for $0.2 million (average per share purchase price of $10.12) pursuant to our common stock repurchase program.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	—	—	—	—
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024	17,697	$10.12	17,697	624,135
Total	17,697	$10.12	17,697	624,135
____________________
(1)On March 7, 2024, the Company announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended March 31, 2024. Our directors and officers participate in certain of our benefits plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

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
10.1
Amendment to Membership Interest Purchase Agreement, dated as of January 26, 2024, among Business Funding Group, LLC, certain of its members named therein and FinWise Bancorp (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2024).

10.2
Offer Letter, dated as of January 30, 2024, between the Company and Robert E. Wahlman (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024).

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

FinWise Bancorp

Date: May 14, 2024	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)