Form 10-Q
period 2024-06-30
Finwise Bancorp
filed 2024-08-13
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2024, the registrant had 13,211,160 shares of common stock, $0.001 par value per share, outstanding.

FinWise Bancorp

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q (this “Report”), unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “FinWise Bancorp” refer to FinWise Bancorp and its wholly owned subsidiaries, FinWise Bank (which we sometimes refer to as “FinWise Bank,” “FinWise,” “the Bank” or “our Bank,”) and FinWise Investment, LLC.
This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “budget,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:
•the success of the financial technology and banking-as-a-service industries, as well as the continued evolution of the regulation of these industries;
•the ability of our Strategic Program or Fintech Banking and Payment Solutions service providers to comply with regulatory regimes, and our ability to adequately oversee and monitor our Strategic Program and Fintech Banking and Payment Solutions service providers;
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
•future equity and debt issuances;
•that the anticipated benefits new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where we and such other businesses operate; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$5,158	$411
Interest-bearing deposits in other banks	83,851	116,564
Total cash and cash equivalents	89,009	116,975
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $12.4 million and $13.8 million, respectively)	13,942	15,388
Investment in Federal Home Loan Bank ("FHLB") stock, at cost	349	238
Strategic Program loans held-for-sale, at lower of cost or fair value	66,542	47,514
Loans held for investment, net of allowance for credit losses of $13.1 million and $12.9 million, respectively	398,512	358,560
Premises and equipment, net	15,665	14,630
Accrued interest receivable	3,390	3,573
Small Business Administration (“SBA”) servicing asset, net	3,689	4,231
Investment in Business Funding Group ("BFG"), at fair value	8,000	4,200
Operating lease right-of-use (“ROU”) assets	3,913	4,293
Income taxes receivable, net	2,103	2,400
Other assets	12,706	14,219
Total assets	$617,820	$586,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$107,083	$95,486
Interest-bearing	322,112	309,347
Total deposits	429,195	404,833
Accrued interest payable	601	619
Income taxes payable, net	—	1,873
Deferred income taxes, net	1,154	748
Paycheck Protection Program Liquidity Facility	127	190
Operating lease liabilities	5,788	6,296
Other liabilities	15,159	16,606
Total liabilities	452,024	431,165

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,143,560 and 12,493,565 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13	12
Additional paid-in-capital	55,441	51,200
Retained earnings	110,342	103,844
Total shareholders’ equity	165,796	155,056
Total liabilities and shareholders’ equity	$617,820	$586,221
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$16,881	$14,355	$32,916	$26,697
Interest on securities	97	77	198	149
Other interest income	1,444	1,437	2,953	2,424
Total interest income	18,422	15,869	36,067	29,270

Interest expense
Interest on deposits	3,807	2,194	7,446	3,489
Total interest expense	3,807	2,194	7,446	3,489
Net interest income	14,615	13,675	28,621	25,781

Provision for credit losses	2,385	2,688	5,539	5,359
Net interest income after provision for credit losses	12,230	10,987	23,082	20,422

Non-interest income
Strategic Program fees	4,035	4,054	8,000	7,739
Gain on sale of loans, net	356	700	771	887
SBA loan servicing fees and servicing asset amortization	(124)	226	342	817
Change in fair value on investment in BFG	(200)	—	(325)	(300)
Other miscellaneous income	771	308	1,512	672
Total non-interest income	4,838	5,288	10,302	9,815

Non-interest expense
Salaries and employee benefits	8,609	6,681	16,171	11,938
Professional services	1,282	1,305	2,849	2,779
Occupancy and equipment expenses	1,121	718	2,101	1,430
Recovery of SBA servicing asset	(328)	(339)	(526)	(592)
Other operating expenses	2,206	1,634	4,102	3,181
Total non-interest expense	12,890	9,999	24,697	18,736
Income before provision for income taxes	4,178	6,276	8,687	11,501
Provision for income taxes	998	1,638	2,192	3,002
Net income	$3,180	$4,638	$6,495	$8,499

Earnings per share, basic	$0.25	$0.36	$0.51	$0.66
Earnings per share, diluted	$0.24	$0.35	$0.49	$0.64

Weighted average shares outstanding, basic	12,627,800	12,603,463	12,565,124	12,655,605
Weighted average shares outstanding, diluted	13,109,708	12,989,530	13,060,783	13,080,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2024	12,793,555	$13	$55,304	$107,165	$162,482
Stock-based compensation expense	354,699	—	419	—	419
Common stock repurchased and retired	(26,911)	—	(282)	(2)	(285)
Stock options exercised, net	22,217	—	—	—	—
Net income	—	—	—	3,180	3,180
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$165,796

Six Months Ended June 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$155,056
Stock-based compensation expense	329,310	—	570	—	570
Stock options exercised, net	26,117	—	16	—	16
Common stock repurchased and retired	(44,608)	—	(469)	3	(466)
BFG ownership purchase	339,176	1	4,124	—	4,125
Net income	—	—	—	6,495	6,495
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$165,796

Three Months Ended June 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2023	12,824,572	$13	$54,827	$89,513	$144,353
Stock-based compensation expense	168,821	—	629	—	629
Common stock repurchased and retired	(269,690)	—	(2,831)	659	(2,173)
Net income	—	—	—	4,638	4,638
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448

Six Months Ended June 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	168,821	—	1,050	—	1,050
Common stock repurchased and retired	(293,263)	—	(3,079)	691	(2,388)
Stock options exercised, net	16,800	—	40	—	40
Net income	—	—	—	8,499	8,499
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2024
	2024	2023
Cash flows from operating activities:
Net income	$6,495	$8,499

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,643	1,648
Provision for credit losses	5,539	5,359
Noncash operating lease cost	380	373
Net (accretion) amortization in securities discounts and premiums	(10)	1
Additions to servicing asset	—	(150)
Gain on sale of loans, net	(771)	(887)
Originations of Strategic Program loans held-for-sale	(2,196,032)	(1,942,395)
Proceeds from sale of Strategic Program loans held-for-sale	2,177,004	1,923,622
Change in fair value of BFG	325	300
Recovery of SBA servicing asset	(526)	(592)
Stock-based compensation expense	570	1,050
Deferred income tax expense	406	1,307
Net changes in:
Accrued interest receivable	183	(498)
Accrued interest payable	(18)	412
Other assets	1,810	(1,647)
Operating lease liabilities	(508)	(228)
Other liabilities	(3,320)	(1,938)
Net cash used in operating activities	(5,831)	(5,764)

Cash flows from investing activities:
Net increase in loans receivable	(34,044)	(45,743)
Purchase of lease pools	(10,676)	(12,386)
Investment in equity securities	—	(9)
Purchase of bank premises and equipment, net	(2,610)	(4,605)
Proceeds from maturities and paydowns of securities held-to-maturity	1,456	879
Purchases of securities held-to-maturity	—	(992)
Purchase of FHLB stock	(111)	(27)
Net cash used in investing activities	(45,985)	(62,883)

Cash flows from financing activities:
Net increase in deposits	24,362	89,532
Common stock repurchased	(466)	(2,388)
Proceeds from exercise of stock options	16	40
Repayment of PPP Liquidity Facility	(63)	(62)
Net cash provided by financing activities	23,850	87,122

Net change in cash and cash equivalents	(27,966)	18,475
Cash and cash equivalents, beginning of the period	116,975	100,567
Cash and cash equivalents, end of the period	$89,009	$119,042

Supplemental disclosures of cash flow information:
Cash paid during the period
Income taxes	$1,363	$5,050
Interest	$7,464	$3,077

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company’s common stock	$4,125	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Business, Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Business and Organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries FinWise Bank and FinWise Investment, LLC. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp was incorporated in the state of Utah on October 22, 2002 after which it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investment, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.
The Bank provides a full range of banking services to individual and commercial customers. The Bank’s primary source of revenue is from loans including Small Business Administration ("SBA"), commercial leases, residential real estate, and commercial real estate. The Bank also has established Strategic Programs with various third-party loan origination platforms that use technology to streamline the origination of unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. The Bank earns monthly program fees based on the volume of loans originated in these Strategic Programs, as well as interest during the time the Bank holds the loans.
The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those agencies.
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”) and include the activity of the Company and its wholly owned subsidiaries, FinWise Investment, LLC and the Bank. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.
Stock Repurchase Program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares. Since commencement of the repurchase program, the Company has repurchased and subsequently retired a total of 44,608 shares for $0.5 million as of June 30, 2024.

Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt this ASU on a retrospective basis. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2 – Investments
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports HTM debt securities on the Company's consolidated balance sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s HTM debt securities at June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,428	$—	$—	$(774)	$5,654
Collateralized mortgage obligations	7,514	—	1	(772)	6,743
Total securities held-to-maturity	$13,942	$—	$1	$(1,546)	$12,397

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,959	$—	$—	$(817)	$6,142
Collateralized mortgage obligations	8,429	—	4	(766)	7,667
Total securities held-to-maturity	$15,388	$—	$4	$(1,583)	$13,809
Credit Quality Indicators & Allowance for Credit Losses - HTM
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with an expected credit loss model (“CECL”). ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM debt securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. At June 30, 2024 and at adoption of CECL on January 1, 2023, there was no ACL related to HTM debt securities due to the composition of the portfolio which is generally considered not to have credit risk given the United States government guarantee associated with these agency securities.
The Company had twenty securities, consisting of ten collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at June 30, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at December 31, 2023. The following table presents the estimated fair value and gross unrealized losses of HTM debt securities, aggregated by category and length of time in a continuous unrealized loss position at June 30, 2024 and and December 31, 2023:

	June 30, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$5,654	$(774)	$5,654	$(774)
Collateralized mortgage obligations	725	(2)	5,348	(770)	6,073	(772)
Total securities held-to-maturity	$725	$(2)	$11,002	$(1,544)	$11,727	$(1,546)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$680	$(15)	$5,462	$(802)	$6,142	$(817)
Collateralized mortgage obligations	934	(4)	4,812	(762)	5,746	(766)
Total securities held-to-maturity	$1,614	$(19)	$10,274	$(1,564)	$11,888	$(1,583)
The amortized cost and estimated market value of debt securities at June 30, 2024 and December 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,462	2,298	2,745	2,577
Due after ten years	11,480	10,099	12,643	11,232
Total securities held-to-maturity	$13,942	$12,397	$15,388	$13,809
At June 30, 2024, HTM debt securities in the amount of $12.4 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three and six months ended June 30, 2024 or 2023.

FHLB Stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 0.06% of FHLB membership asset value or 4.50% of outstanding FHLB advances. At June 30, 2024 and December 31, 2023, the Bank owned $0.3 million and $0.2 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2024 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.
Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans held for investment outstanding by general ledger classification as of June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
($ in thousands)
SBA(1)	$249,281	$239,922
Commercial leases	56,529	38,110
Commercial, non-real estate	1,999	2,457
Residential real estate	42,317	38,123
Strategic Program loans	17,861	19,408
Commercial real estate:
Owner occupied	28,340	20,798
Non-owner occupied	2,134	2,025
Consumer	15,880	11,372
Total loans held for investment, gross	$414,341	$372,215
Deferred loan fees, net	(2,702)	(767)
Allowance for credit losses	(13,127)	(12,888)
Net loans	$398,512	$358,560

(1) Included in the SBA loans held for investment above are $147.8 million and $131.7 million of loans guaranteed by the SBA as of June 30, 2024 and December 31, 2023, respectively.
The Bank sells participation interests in some loans it originates and may acquire a participation interest in loans originated by others. All reported amounts reflect only the Bank’s ownership interest in the loans.
Strategic Program Loans – In 2016, the Company began originating loans with various third-party loan origination platforms that use technology and other innovative systems to streamline the origination of unsecured consumer and secured or unsecured business loans to a wide array of borrowers within certain approved credit profiles. Loans issued by the Company through these programs follow and are limited to specific predetermined underwriting criteria. The Company earns monthly minimum program fees from these third parties. Based on the volume of loans originated by the Company related to each Strategic Program, an additional fee equal to a percentage of the loans generated under the Strategic Program may be collected. The program fee is included within non-interest income on the consolidated statements of income.
The Company generally retains the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program platform or another investor. Interest income is earned by the Company while holding the loans. These loans are classified as held-for-sale on the balance sheet.
The Company may also hold loans or a portion of the loans or receivables and sell the remainder directly to the Strategic Programs or other investors. The Company generally services the loans originated through the Strategic Programs in consideration of servicing fees equal to a percentage of the loans generated under the Strategic Programs. In turn, the

Strategic Program service providers, subject to the Company’s approval and oversight, typically serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.
Each Strategic Program establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Programs at the Company at June 30, 2024 and December 31, 2023, was $34.8 million and $29.8 million, respectively.
Strategic Program loans retained and held-for-sale as of June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30, 2024	December 31, 2023
($ in thousands)
Retained Strategic Program loans	$17,861	$19,408
Strategic Program loans held-for-sale	66,542	47,514
Total Strategic Program loans	$84,403	$66,922
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the Federal Deposit Insurance Corporation (“FDIC”) Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments identified as of June 30, 2024 and December 31, 2023 are based on the CECL methodology:

	June 30, 2024	December 31, 2023
($ in thousands)
Construction and land development	$29,861	$28,330
Residential real estate	58,296	51,428
Residential real estate multifamily	1,321	647
Commercial real estate:
Owner occupied	190,375	186,550
Non-owner occupied	18,437	15,354
Commercial and industrial	25,842	21,399
Consumer	15,819	10,989
Lease financing receivables	56,529	38,110
Retained Strategic Program loans	17,861	19,408
Total loans held for investment, gross	$414,341	$372,215

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended June 30, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$333	$(3)	$—	$—	$330
Residential real estate	999	27	—	3	1,029
Residential real estate multifamily	8	3	—	—	11
Commercial real estate:
Owner occupied	3,910	184	—	—	4,094
Non-owner occupied	318	62	—	—	380
Commercial and industrial	482	110	(184)	15	423
Consumer	265	13	(18)	1	261
Lease financing receivables	556	156	(69)	7	650
Retained Strategic Program loans	5,761	1,841	(1,962)	309	5,949
Total allowance for credit losses	$12,632	$2,393	$(2,233)	$335	$13,127

Unfunded lending commitments	148	(8)	—	—	140
Total allowance for credit losses	$12,780	$2,385	$(2,233)	$335	$13,267

	Six Months Ended June 30, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$14	$—	$—	$330
Residential real estate	956	81	(64)	56	1,029
Residential real estate multifamily	6	5	—	—	11
Commercial real estate:
Owner occupied	3,336	1,280	(525)	3	4,094
Non-owner occupied	282	98	—	—	380
Commercial and industrial	361	285	(238)	15	423
Consumer	211	108	(59)	1	261
Lease financing receivables	355	468	(180)	7	650
Retained Strategic Program loans	7,065	3,199	(4,908)	593	5,949
Total allowance for credit losses	$12,888	$5,538	$(5,974)	$675	$13,127

Unfunded lending commitments	139	1	—	—	140
Total allowance for credit losses	$13,027	$5,539	$(5,974)	$675	$13,267

	Three Months Ended June 30, 2023
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$285	$(6)	$—	$—	$279
Residential real estate	799	(51)	(121)	81	708
Residential real estate multifamily	5	1	—	—	6
Commercial real estate:
Owner occupied	2,868	100	—	—	2,968
Non-owner occupied	166	33	—	—	199
Commercial and industrial	277	75	(66)	1	287
Consumer	82	27	(19)	—	90
Lease financing receivables	325	203	—	—	528
Retained Strategic Program loans	7,227	2,293	(2,516)	252	7,256
Total allowance for credit losses	$12,034	$2,675	$(2,722)	$334	$12,321

Unfunded lending commitments	29	13	—	—	42
Total allowance for credit losses	$12,063	$2,688	$(2,722)	$334	$12,363

	Six Months Ended June 30, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 Adoption	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(78)	$—	$—	$279
Residential real estate	876	(58)	(73)	(121)	84	708
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate:
Owner occupied	3,030	(533)	593	(122)	—	2,968
Non-owner occupied	208	(41)	32	—	—	199
Commercial and industrial	339	(85)	115	(84)	3	287
Consumer	65	14	30	(19)	—	90
Lease financing receivables	339	(105)	294	—	—	528
Retained Strategic Program loans	6,701	1,131	4,429	(5,541)	536	7,256
Total allowance for credit losses	$11,985	$257	$5,343	$(5,887)	$623	$12,321

Unfunded lending commitments	—	26	16	—	—	42
Total allowance for credit losses	$11,985	$283	$5,359	$(5,887)	$623	$12,363

Nonaccrual and past due loans are summarized below as of June 30, 2024 and December 31, 2023:

June 30, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$1,040	$—	$1,040	$—	$—	$28,821	$29,861
Residential real estate	41	—	41	1,425	—	56,830	58,296
Residential real estate multifamily	—	—	—	—	—	1,321	1,321
Commercial real estate:
Owner occupied	4,354	—	4,354	14,031	7,477	164,513	190,375
Non-owner occupied	—	—	—	2,378	1,023	15,036	18,437
Commercial and industrial	325	—	325	628	—	24,889	25,842
Consumer	43	12	55	—	—	15,764	15,819
Commercial leases	—	—	—	176	—	56,353	56,529
Retained Strategic Program loans	1,332	88	1,420	—	—	16,441	17,861
Total	$7,135	$100	$7,235	$18,638	$8,500	$379,968	$414,341

(1) Included in the nonaccrual loan balances are $15.8 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Non- Accrual Loans with no ACL(1)	Non-Accrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	47	128	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$440	$4,145	$25,872	$640	$341,558	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income for the three and six months ended June 30, 2024 and 2023, recognized on nonaccrual loans.
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

The following table presents the ending balances of the Company's loan and lease portfolio including nonperforming loans by CECL segment of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross charge-offs for the six months ended June 30, 2024:

June 30, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$4,925	$9,696	$11,087	$4,122	$31	$—	$29,861
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	4,925	9,696	11,087	4,122	31	—	29,861
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate
Pass	1,805	1,696	578	1,394	2,744	—	8,217
Watch	9,683	23,529	11,984	1,236	1,893	—	48,326
Special Mention	—	—	—	163	9	—	172
Substandard	—	—	1,386	38	157	—	1,581
Total	11,488	25,225	13,948	2,831	4,803	—	58,296
Current period gross writeoff	—	—	—	(64)	—	—	(64)

Residential real estate multifamily
Pass	682	275	259	79	—	—	1,295
Watch	—	—	—		26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	682	275	259	79	26	—	1,321
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	7,921	4,873	1,230	914	11,653	—	26,591
Watch	7,219	64,491	49,291	8,010	7,221	—	136,232
Special Mention	—	3,680	589	—	435	—	4,704
Substandard	—	15,998	4,349	1,299	1,202	—	22,848
Total	15,140	89,042	55,459	10,223	20,511	—	190,375
Current period gross writeoff	—	(364)	(145)	(7)	(10)	—	(525)

Commercial real estate - non-owner occupied
Pass	1,302	3,838	1,274	—	394	—	6,808
Watch	1,250	4,255	2,546	1,172	201	—	9,424
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,205	—	—	—	2,205

Total	2,552	8,093	6,025	1,172	595	—	18,437
Current period gross writeoff	—	—	—	—	—	—	—

Commercial and industrial
Pass	308	1,603	663	693	637	—	3,904
Watch	5,218	10,695	4,279	593	783	—	21,568
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	370	—	370
Total	5,526	12,298	4,942	1,286	1,790	—	25,842
Current period gross writeoff	—	(83)	(21)	(80)	(54)	—	(238)

Consumer
Pass	7,227	6,140	1,606	440	394	—	15,807
Watch	—	12	—	—	—	—	12
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	7,227	6,152	1,606	440	394	—	15,819
Current period gross writeoff	—	—	(22)	(19)	(18)	—	(59)

Lease financing receivables
Pass	23,994	27,002	5,374	—	159	—	56,529
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	23,994	27,002	5,374	—	159	—	56,529
Current-period gross writeoffs	—	(180)	—	—	—	—	(180)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated	10,982	4,234	1,928	717	—	—	17,861
Total	10,982	4,234	1,928	717	—	—	17,861
Current-period gross writeoffs	(478)	(3,549)	(657)	(224)	—	—	(4,908)

Total portfolio loans receivable, gross	$82,516	$182,017	$100,629	$20,870	$28,309	$—	$414,341
Total current-period gross writeoffs	$(478)	$(4,176)	$(845)	$(394)	$(82)	$—	$(5,974)
The following table presents the ending balances of the Company's loan and lease portfolio including nonperforming loans by class of receivable and originating year and considering certain credit quality indicators as of the date indicated along with gross charge-offs for the year ended December 31, 2023:

December 31, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$12,919	$10,345	$4,354	$97	$—	$27,715
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	615	—	—	—	615
Total	12,919	10,960	4,354	97	—	28,330
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	2,209	874	1,480	2,947	2,249	9,759
Watch	23,614	12,399	1,661	2,035	—	39,709
Special Mention	—	—	208	11	—	219
Substandard	—	1,585	—	156	—	1,741
Total	25,823	14,858	3,349	5,149	2,249	51,428
Current period gross writeoff	—	(121)	—	(104)	—	(225)

Residential real estate multifamily
Pass	278	263	80	—	—	621
Watch	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	278	263	80	26	—	647
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690
Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate - non-owner occupied
Pass	2,805	1,294	—	419	—	4,518
Watch	4,382	2,635	1,223	234	—	8,474

Special Mention	—	—	—	—	—	—
Substandard	—	2,362	—	—	—	2,362
Total	7,187	6,291	1,223	653	—	15,354
Current period gross writeoff	—	—	—	—	—	—

Commercial and industrial
Pass	2,090	601	744	821	31	4,287
Watch	10,157	4,600	764	930	—	16,451
Special Mention	—	—	—	8	—	8
Substandard	260	—	—	393	—	653
Total	12,507	5,201	1,508	2,152	31	21,399
Current period gross writeoff	(87)	(114)	(122)	(149)	—	(472)

Consumer
Pass	7,792	1,975	637	558	2	10,964
Watch	24	—	—	1	—	25
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	7,816	1,975	637	559	2	10,989
Current period gross writeoff	(3)	(5)	(53)	(7)	—	(68)

Lease financing receivables
Pass	31,313	6,559	—	238	—	38,110
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	31,313	6,559	—	238	—	38,110
Current-period gross writeoffs	—	—	—	—	—	—

Retained Strategic Program loans
Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	14,506	3,609	1,292	1	—	19,408
Total	14,506	3,609	1,292	1	—	19,408
Current-period gross writeoffs	(3,773)	(6,154)	(1,017)	(2)	—	(10,946)

Total portfolio loans receivable, gross	$203,741	$108,686	$26,234	$31,272	$2,282	$372,215
Total current-period gross writeoffs	$(4,181)	$(6,415)	$(1,289)	$(540)	$—	$(12,425)
During the three and six months ended June 30, 2024 there were two and three loan modifications with principal totaling $0.4 million and $0.6 million, respectively. The loan modifications deferred payments of principal and interest for six months or more. No concessions were made related to principal or interest reductions or to maturity dates on these loans. The table below reflects the current principal balance outstanding as of June 30, 2024 along with the concession granted for loans that were modified during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023 there were no material loan modifications.

($ in thousands)	Principal deferment (Months)	Outstanding Balance	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$243	0.13%
Non owner occupied	11 months	173	0.94%
Residential	11 months	156	0.27%
Total		$572
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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)		Collateral Type
As of June 30, 2024	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	—	1,425	—	1,425
Commercial real estate:
Owner occupied	—	21,508	—	21,508
Non-owner occupied	—	3,228	—	3,228
Commercial and industrial	—	—	628	628
Commercial leases	—	—	176	176
Total	$—	$26,161	$804	$26,965
The amount of collateral-dependent loans as of June 30, 2024 include $15.8 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)		Collateral Type
As of December 31, 2023	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$615	$—	$615
Residential real estate	—	1,585	—	1,585
Commercial real estate:
Owner occupied	45	21,643	—	21,643
Non-owner occupied	—	2,362	—	2,362
Commercial and industrial	—	—	282	282
Total	$45	$26,205	$282	$26,487
The amount of collateral-dependent loans as of December 31, 2023 include $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Leases
Leasing as a Lessor
The Company includes commercial operating leases within premises and equipment. The net book value of the commercial operating leases was $8.7 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively. Rental income from commercial operating leases for the three and six months ended June 30, 2024 and 2023 was $0.5 million, $0.2 million, $1.1 million and $0.3 million, respectively. Depreciation expense for the related premises and equipment was $0.4 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.
Leasing as a Lessee
The Company leases its facilities under noncancelable operating leases. Rent expense was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Operating leases
Operating lease cost	$219	$219	$438	$438
Variable lease cost	21	9	42	18
Operating lease expense	240	228	480	456
Short-term lease rent expense	—	—	—	—
Total rent expense	$240	$228	$480	$456
Future minimum annual undiscounted rental payments for the Company’s operating leases are as follows as of June 30, 2024 ($ in thousands):

Six Months Ended December 31, 2024	$538
Year Ended December 31, 2025	1,086
Year Ended December 31, 2026	1,118
Year Ended December 31, 2027	1,152
Year Ended December 31, 2028	1,186
Year Ended December 31, 2029	1,017
Total future minimum lease payments	6,097
Less present value discount	(309)
Total operating lease liabilities	$5,788
The weighted-average lease term and discount rate used are as follows:.

	As of
	June 30, 2024	December 31, 2023

Weighted-average remaining lease term – operating leases (in years)	5.3	5.8
Weighted-average discount rate – operating leases	1.9%	1.9%

Supplemental cash flow information related to leases were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
($ in thousands)
Operating cash flows from operating leases	$287	$21	$566	$292

Note 5 – SBA Servicing Asset, Net
The Company periodically sells portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $240.7 million and $275.2 million at June 30, 2024 and December 31, 2023, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$4,072	$5,284	$4,231	$5,210
Additions to servicing asset	—	150	—	150
Recovery of SBA servicing asset	328	339	526	592
Amortization of servicing asset	(711)	(540)	(1,068)	(719)
Ending balance	$3,689	$5,233	$3,689	$5,233
The fair market value of the SBA servicing asset as of June 30, 2024 and December 31, 2023, was $3.7 million and $4.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 20.4%, weighted average term of 3.36 years, and a weighted average discount rate of 12.6% at June 30, 2024.
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
Beginning January 1, 2020, the bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of June 30, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2024
Leverage ratio (CBLR election)	$125,904	20.8%	$52,787	9.0%
December 31, 2023
Leverage ratio (CBLR election)	$116,108	20.7%	$50,441	9.0%
Federal Reserve Board Regulations can require maintenance of certain minimum reserve balances based on certain average deposits. The Bank had no reserve requirements as of June 30, 2024 and December 31, 2023.
The Federal Reserve’s policy statement and supervisory guidance on the payment of cash dividends by a Bank Holding Company (“BHC”), such as FinWise Bancorp, expresses the view that a BHC should generally pay cash dividends on common stock only to the extent that (1) the BHC’s net income available over the past year is sufficient to cover the cash dividend, (2) the rate of earnings retention is consistent with the organization’s expected future needs and financial condition, and (3) the regulatory capital adequacy ratios are met. Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators (in the case of the Bank, the FDIC) may choose to require prior Federal Reserve approval for any capital distribution by the BHC.
In addition, since FinWise Bancorp is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, an ability to pay dividends depends on the ability of the Bank to pay dividends to FinWise Bancorp. The FDIC and the Utah Department of Financial Institutions (“UDFI”) may, under certain circumstances, prohibit the payment of dividends to FinWise Bancorp from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available.
The Company has not paid any cash dividends on its common stock since inception and it currently has no plans to pay cash dividends in the foreseeable future. However, the Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory capital ratio requirements are met. The Company plans to maintain capital ratios that meet or exceed the well-capitalized standards per the regulations and, therefore, would limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.
Note 7 – Commitments and Contingent Liabilities
Federal Home Loan Bank Secured Line of Credit
As of June 30, 2024 and December 31, 2023, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $21.2 million and $30.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of June 30, 2024 and December 31, 2023, no amounts were outstanding under the line of credit. Loans totaling $32.6 million and $46.9 million were pledged to secure the FHLB line of credit as of June 30, 2024 and December 31, 2023, respectively.
Lines of Credit
At June 30, 2024 and December 31, 2023, the Bank had the ability to access $10.6 million and $11.4 million, respectively, from the Federal Reserve Bank’s Discount Window on a collateralized basis. At June 30, 2024, the Federal Reserve Bank’s Bank Term Funding Program was no longer active. At December 31, 2023, the Bank had the ability to access $0.8 million from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at June 30, 2024 and December 31, 2023. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at June 30, 2024 and December 31, 2023. The Bank had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2024 and December 31, 2023.

Paycheck Protection Program Liquidity Facility
On April 20, 2020, the Bank was approved by the Federal Reserve to access its SBA Paycheck Protection Program Liquidity Facility (“PPPLF”) through the discount window. The PPPLF enables the Company to fund Paycheck Protection Program (“PPP”) loans without taking on additional liquidity or funding risks because the Company is able to pledge PPP loans as collateral to secure extensions of credit under the PPPLF on a non-recourse basis. Borrowings under the PPPLF have a fixed-rate of 0.35%, with a term that matches the underlying loans. The Bank pledged $0.1 million and $0.2 million of PPP loans as eligible collateral under the PPPLF borrowing arrangement at June 30, 2024 and December 31, 2023, respectively. The average outstanding borrowings were $0.2 million during the six months ended June 30, 2024 and $0.3 million during the six months ended June 30, 2023.
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
At June 30, 2024 and December 31, 2023, financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
($ in thousands)	2024	2023
Revolving, open-end lines of credit	$2,055	$1,630
Commercial real estate	16,388	17,421
Other unused commitments	326	724
	$18,769	$19,775
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.1 million as of June 30, 2024 and December 31, 2023.
Note 8 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of the Company’s common stock The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million. On July 25, 2023 the Company entered into a definitive agreement, as amended, to purchase from certain members of BFG an additional 10% membership interest in exchange for shares of common stock of the Company. On February 5, 2024, the transaction was consummated and the Company issued in the aggregate 339,176 shares of common stock of the Company in a private placement to the sellers in exchange for the additional membership interest in BFG. The second transaction increased the Company’s total ownership interest in BFG to 20%. The ownership interest consists of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Unites representing 15.3% of the aggregate membership interests of BFG.
The other existing members of BFG jointly own the remaining 80% of the outstanding membership interests, on a fully-diluted basis – all of which membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. The Company received distributions from BFG in the amounts of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. These distributions were recorded in the consolidated statements of income in other miscellaneous income.

On March 31, 2020, the Company entered into a right of first refusal and option agreement with the members of BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members and the option to purchase all, but not less than all, of the interests in BFG from the remaining members. The purchase price for the remaining members’ interests is based on an earnings multiple between 10 times and 15 times BFG’s net profit for the fiscal year ended immediately prior to the exercise of the option. The option period begins on January 1, 2021 and expires on January 1, 2028. The Company issued an aggregate 270,000 warrants to the BFG members as consideration for entering into the agreement. The warrants have an exercise price of $6.67 per share and the warrants expire on March 31, 2028. The warrants are free-standing equity instruments and, as a result, are classified within equity at the fair value on the issuance date. The fair value of the warrants was determined by our board of directors with input from management, relying in part upon valuation reports prepared by a third-party valuation firm using a Black-Scholes option pricing model adjusted for a lack of marketability since the Company’s stock was not publicly traded at that time. The resulting fair value of the warrants was $0.19 per share.
For further discussion on the Company’s investment in BFG, see Note 12 Related Party Transactions.
Note 9 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At June 30, 2024, 509,880 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. No shares were granted under the 2016 Plan prior to 2018. At June 30, 2024, 2,189 shares under the 2016 Plan were available for future issuance.
The 2019 Plan and the 2016 Plan (collectively, the “Plans”) provide for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The Plans also provide for the issuance of incentive stock options only to employees. The stock-based incentive awards for the Plans are granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant in the case of stock options. Restricted stock is valued based on the fair market value of the Company’s common stock on the grant date. Vesting of the options vary by employee or director and can have a term no more than 10 years, with the options generally having vesting periods ranging from 1 to 5 years.
Under the Plans, if an award expires or becomes un-exercisable without having been exercised in full, or is surrendered pursuant to an exchange program, the unpurchased shares that were subject thereto shall become available for future grant or sale under the Plans. However, shares that have actually been issued under the Plans, upon exercise of an award, shall not be returned to the Plans and shall not become available for future distribution under the Plans, except that if unvested shares of restricted stock are repurchased by the Company at their original purchase price, such shares shall become available for future grant under the Plans.
Stock Options
The grant date fair value is determined using the Black-Scholes option valuation model.
The assumptions for expected life reflected management’s judgment and include consideration of historical experience. Expected volatility is based on data from comparable public companies for the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. No options were granted during the first six months of 2024. The table below summarizes the assumptions used for the options granted during the six months ended June 30, 2023.

For the Six Months Ended June 30,
2023
Risk-free interest rate	3.9% - 4.0%
Expected term in years	5.5 – 7.5
Expected volatility	44.0% – 44.9%
The following summarizes stock option activity for the six months ended June 30, 2024 and 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	981,488	$5.72
Options exercised	(41,940)	$4.22
Options forfeited	(30,726)	$7.44
Outstanding at June 30, 2024	908,822	$5.73	6.4	$4,300,470
Options vested and exercisable at June 30, 2024	767,328	$5.20	6.1	$3,997,890

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	881,625	$5.27
Options granted	124,906	$8.64
Options exercised	(16,800)	$2.37
Options forfeited	(8,264)	$9.25
Outstanding at June 30, 2023	981,467	$5.72	7.4	$3,546,581
Options vested and exercisable at June 30, 2023	689,418	$4.78	6.9	$3,000,920
The weighted average grant-date fair value of options granted during the six months ended June 30, 2023 was $9.46
The total intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0.2 million and $0.3 million, respectively, and was de minimis for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis actual tax benefit for the tax deductions from the exercise of stock options. Upon exercise of the stock options, the Company will issue new authorized shares.

Stock-based Compensation Expense
The following tables present pre-tax and after-tax stock-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Pre-tax
Stock options	$75	$142	$131	$237
Restricted shares	344	487	439	813
Total	$419	$629	$570	$1,050
After-tax
Stock options	$74	$137	$125	$230
Restricted shares	258	366	330	610
Total	$332	$503	$455	$840
During the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company recognized a de minimis income tax benefit for stock-based compensation. As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.2 million and $3.8 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.4 years and 1.9 years, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and six months ended June 20, 2024 and 2023.
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
Loans held for investment, net: The fair value is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types’ fair value approximated carrying value because of their floating rate or expected maturity characteristics.
SBA servicing asset, net: The fair value of servicing assets is based on, in part, third-party valuations that project estimated future cash inflows that include servicing fees and outflows that include market rates for costs of servicing. The present value of the future cash flows are calculated utilizing market-based discount rates. The market-based discount rates represent risk spreads based on secondary market transactions utilizing calculated prepayment curves. Because observable loan transactions are used to determine the risk spreads, the Company considers the measurement to be Level 2.
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. The valuation was also adjusted using a Guideline Transaction method based on the transaction announced on July 25, 2023 and the share price on September 30, 2023. A 20% lack of marketability discount was applied to the valuation as well as a 4.5% discount to non-voting shares to arrive at fair value as of June 30, 2024 and December 31, 2023. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The fair value of the investment in BFG was $8.0 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes investment in BFG activity for the periods indicated:

	For the Six Months Ended June 30,
($ in thousands)	2024	2023
Beginning balance	$4,200	$4,800
Purchase of BFG ownership interest	4,125	—
Change in fair value of BFG	(325)	(300)
Ending balance	$8,000	$4,500
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
The table below presents the carrying amount and fair value of the Company's financial instruments:

		June 30, 2024		December 31, 2023
($ in thousands)	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$89,009	$89,009	$116,975	$116,975
Investment securities held-to-maturity	2	13,942	12,397	15,388	13,809
Investment in FHLB stock	2	349	349	238	238
Loans held for investment, net	3	398,512	429,774	358,560	360,032
Loans held-for-sale	2	66,542	66,542	47,514	47,509
Accrued interest receivable	2	3,390	3,390	3,573	3,573
SBA servicing asset, net	2	3,689	3,689	4,231	4,231
Investment in BFG	3	8,000	8,000	4,200	4,200
Financial liabilities:
Total deposits	2	429,195	412,459	404,833	394,195
Accrued interest payable	2	601	601	619	619
PPP Liquidity Facility	2	127	127	190	190
Assets measured at fair value on a nonrecurring basis are summarized as follows:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Nonrecurring assets:
Individually evaluated loans	$27,138	$—	$—	$27,138
December 31, 2023
Nonrecurring assets:
Individually evaluated loans	$27,127	$—	$—	$27,127
Individually evaluated loans – The loan amount above represents loans individually evaluated that have been adjusted to the lower of cost or fair value. When collateral dependent loans are individually evaluated, they are measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss, if any, represents charge-offs on loans when the fair value of the collateral is less than the carrying amount of the loan.

Quantitative information for Level 3 fair value measurements – The range and weighted average of the significant unobservable inputs used to fair value Level 3 nonrecurring assets as of June 30, 2024 and as of December 31, 2023, along with the valuation techniques used, are shown in the following table:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2024
Individually evaluated loans	$27,138	Market comparable	Adjustment to appraisal value	11.40%

December 31, 2023
Individually evaluated loans	$27,127	Market comparable	Adjustment to appraisal value	7.57%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG Level 3 recurring asset as of June 30, 2024 and as of December 31, 2023 are shown in the following table:

($ in thousands)	June 30, 2024 Range (Weighted Average)	December 31, 2023 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	11.0%	11.0%
Expense growth rate	13.4%	13.4%
Discount rate	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.5x	3.5x to 5.5x
The valuation as of December 31, 2023 was adjusted using a Guideline Transaction method based on the potential transaction announced on July 25, 2023 and the share price on December 31, 2023.
Note 11 – Income Taxes
For the three months ended June 30, 2024 and 2023, income tax expense was $1.0 million and $1.6 million, respectively, resulting in an effective income tax rate of 23.9% and 26.1%, respectively. For the six months ended June 30, 2024 and 2023, income tax expense was $2.2 million and $3.0 million, respectively, resulting in an effective income tax rate of 25.2% and 26.1%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three and six months ended June 30, 2024 due primarily to the resolution of state tax matters, state taxes and the tax effect of stock-based compensation. The effective tax rate differs from the statutory rate of 21.0% during the three and six months ended June 30, 2023 due primarily to state taxes, the tax effect of nondeductible wages and stock-based compensation.
Note 12 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of June 30, 2024 and December 31, 2023. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.9 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively.
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

Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$3,180	$4,638	$6,495	$8,499
Amount allocated to participating common shareholders(1)	(72)	(88)	(125)	(122)
Net income allocated to common shareholders	$3,108	$4,550	$6,370	$8,377
Denominator:
Weighted average shares outstanding, basic	12,627,800	12,603,463	12,565,124	12,655,605
Weighted average effect of dilutive securities:
Stock options	387,663	327,786	390,589	359,632
Warrants	94,245	58,281	105,070	65,383
Weighted average shares outstanding, diluted	13,109,708	12,989,530	13,060,783	13,080,620
Earnings per share, basic	$0.25	$0.36	$0.51	$0.66
Earnings per share, diluted	$0.24	$0.35	$0.49	$0.64

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	113,954	47,152	115,454	621,835
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
Note 14 – Subsequent Events
Subsequent to June 30, 2024, three SBA loans with aggregate outstanding principal of $6.3 million were placed into nonaccrual status. $4.4 million of the outstanding principal is guaranteed by the SBA. Two loans totaling $4.1 million were accruing interest and categorized as 30-89 days past due at June 30, 2024 (see Note 3 – Loans Held for Investment and Allowance for Credit Losses). The third loan in the amount of $2.3 million was performing as of June 30, 2024. The pledge of other collateral also secures each of these loans.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes thereto and the 2023 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our most recently filed 2023 Form 10-K entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all material business operations through our wholly owned subsidiary, FinWise Bank, the discussion and analysis relates to activities primarily conducted at the subsidiary level.
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements included in Part I, Item 1 of this Report. The preparation of these unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.
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
Business Overview
FinWise Bancorp is a Utah corporation and the parent company of FinWise Bank and FinWise Investment, LLC. Our assets consist primarily of our investment in the Bank and all of our material business activities are conducted through the Bank.
We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, demand deposits sourced through Lively, Inc., Institutional Deposit exchanges, and brokered deposit arrangements. Attracting nationwide deposits from the general public, businesses and other financial institutions, and investing those deposits, together with borrowings and other sources of funds, is also critical to our banking business. Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into new markets across the United States. These relationships support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our significant growth and superior profitability.
Our financial condition and results of operations depend primarily on our ability to originate loans using our strategic relationships with third-party loan origination platforms to earn interest and non-interest income. We focus on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) commercial leasing. For a description and analysis of our loan categories, see “Financial Condition.”

Executive Summary
This executive summary provides highlights from the discussion and analysis that follows:

Net income for the three months ended June 30, 2024 decreased $1.5 million to $3.2 million when compared to the three months ended June 30, 2023 due primarily to a $2.9 million increase in non-interest expense driven by increased spending on business infrastructure which was offset in part by a $0.9 million increase in net interest income and a $0.6 million decrease in the provision for income taxes.
Net income for the six months ended June 30, 2024 decreased $2.0 million to $6.5 million when compared to the six months ended June 30, 2023 due primarily to a $6.0 million increase in non-interest expense driven by increased spending on business infrastructure, which was offset in part by a $2.8 million increase in net interest income, an increase in non-interest income of $0.5 million, and a $0.8 million decrease in the provision for income taxes.
The net interest margin was 10.31% for the three months ended June 30, 2024, compared to 12.14% for the three months ended June 30, 2023. The decline in net interest margin was due primarily to decreases in the yields of the loans held-for-sale and loans held for investment portfolios.
The net interest margin was 10.19% for the six months ended June 30, 2024, compared to 12.31% for the six months ended June 30, 2023. The decline in net interest margin was due primarily to a decrease in yield on interest-earning assets coupled with an increase in costs of funds on interest-bearing liabilities and offset in part by an increase in earning assets.
Total assets increased by $31.6 million to $617.8 million as of June 30, 2024 compared to December 31, 2023. This increase was primarily attributable to a $40.0 million increase in net loans receivable and a $19.0 million increase in Strategic Program loans held-for-sale, partially offset by a $28.0 million decrease in our interest-bearing deposits.
Originations remained substantially flat at $1.2 billion for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, originations increased $0.2 billion to $2.3 billion when compared to the six months ended June 30, 2023.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Interest income	$18,422	$15,869	16.1%	$36,067	$29,270	23.2%
Interest expense	(3,807)	(2,194)	73.5%	(7,446)	(3,489)	113.4%
Provision for credit losses	(2,385)	(2,688)	(11.3)%	(5,539)	(5,359)	3.4%
Non-interest income	4,838	5,288	(8.5)%	10,302	9,815	5.0%
Non-interest expense	(12,890)	(9,999)	28.9%	(24,697)	(18,736)	31.8%
Provision for income taxes	(998)	(1,638)	(39.0)%	(2,192)	(3,002)	(27.0)%
Net income	$3,180	$4,638	(31.4)%	$6,495	$8,499	(23.6)%
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
For the three months ended June 30, 2024, our net interest income increased $0.9 million, or 6.9%, to $14.6 million compared to the three months ended June 30, 2023. This increase was primarily due to increases in the Bank’s average balances on its loans held for investment portfolio partially offset by increases in the interest rates paid and average interest-bearing liability balances and reductions in the average yields on our loans held for investment and loans held-for-sale portfolios over the same periods. Average interest-earning assets increased by $118.4 million, or 26.2%, to $570.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, while the related yield on average interest-earning assets decreased by 109 basis points to 12.99%. The cost of funds on interest- bearing liabilities for the three months ended June 30, 2024 increased by 79 basis points to 4.80%, and the average balance in interest-bearing liabilities increased by $99.7 million, or 45.4%, to $319.0 million compared to the prior year period. The increase in cost of funds was primarily due to rate increases in time deposits. Our net interest margin decreased to 10.31% for the three months ended June 30, 2024 from 12.14% for the three months ended June 30, 2023 primarily due to decreases in the yields of the loans held-for-sale and loans held for investment portfolios reflecting the Bank’s efforts to increase loans outstanding to borrowers with lower credit risk and lower average yields.
For the six months ended June 30, 2024, our net interest income increased $2.8 million, or 11.0%, to $28.6 million compared to the six months ended June 30, 2023. This increase was primarily due to volume increases in the loans held for investment and loans held-for-sale portfolios and was partially offset by increased volume and rate in the certificates of deposit portfolio. Average interest-earning assets increased by $142.5 million, or 33.7%, to $564.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, while the related yield on average interest-earning assets decreased by 113 basis points to 12.84%. The cost of funds on interest-bearing liabilities for the six months ended June 30, 2024 increased by 110 basis points to 4.75%, and the average balance in interest-bearing liabilities increased by $122.4 million, or 63.6%, to $314.9 million compared to the prior year period. The increase in cost of funds was primarily due to volume growth as well as rate increases in time deposits. Our net interest margin decreased to 10.19% for the six months ended June 30, 2024 from 12.31% for the six months ended June 30, 2023.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from interest-earning assets, the total dollar amounts of interest expense on interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and represent net fees of approximately $1.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Average balances have been calculated using daily averages.

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$105,563	$1,444	5.50%	$113,721	$1,437	5.07%
Investment securities	14,795	97	2.65%	14,137	77	2.19%
Loans held-for-sale	49,000	4,020	33.00%	41,390	3,860	37.41%
Loans held for investment	400,930	12,861	12.90%	282,686	10,495	14.89%
Total interest-earning assets	570,287	18,422	12.99%	451,934	15,869	14.08%
Noninterest-earning assets	46,531			21,825
Total assets	$616,818			$473,759
Interest-bearing liabilities:
Demand	$47,900	$441	3.70%	$44,097	$426	3.88%
Savings	10,270	19	0.75%	7,334	10	0.56%
Money market accounts	9,565	112	4.71%	13,982	109	3.12%
Certificates of deposit	251,142	3,235	5.18%	153,662	1,649	4.30%
Total deposits	318,877	3,807	4.80%	219,075	2,194	4.02%
Other borrowings	142	—	0.35%	267	—	0.35%
Total interest-bearing liabilities	319,019	3,807	4.80%	219,342	2,194	4.01%
Noninterest-bearing deposits	108,519			95,257
Noninterest-bearing liabilities	27,700			14,206
Shareholders’ equity	161,580			144,954
Total liabilities and shareholders’ equity	$616,818			$473,759
Net interest income and interest rate spread		$14,615	8.19%		$13,675	10.07%
Net interest margin			10.31%			12.14%
Ratio of average interest-earning assets to average interest- bearing liabilities			178.76%			206.04%

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$108,737	$2,953	5.46%	$100,951	$2,424	4.84%
Investment securities	14,840	198	2.69%	14,139	149	2.13%
Loans held-for-sale	48,778	7,746	31.93%	36,244	6,922	38.51%
Loans held for investment	392,561	25,170	12.89%	271,095	19,775	14.71%
Total interest-earning assets	564,916	36,067	12.84%	422,429	29,270	13.97%
Noninterest-earning assets	43,597			22,392
Total assets	$608,513			$444,821
Interest-bearing liabilities:
Demand	$49,752	$944	3.82%	$42,822	$812	3.82%
Savings	9,785	38	0.79%	7,821	20	0.53%
Money market accounts	9,883	178	3.62%	13,040	167	2.59%
Certificates of deposit	245,359	6,286	5.15%	128,583	2,489	3.90%
Total deposits	314,779	7,446	4.76%	192,266	3,489	3.66%
Other borrowings	157	—	0.35%	282	—	0.35%
Total interest-bearing liabilities	314,936	7,446	4.75%	192,548	3,489	3.65%
Noninterest-bearing deposits	104,372			93,489
Noninterest-bearing liabilities	27,933			15,387
Shareholders’ equity	161,272			143,396
Total liabilities and shareholders’ equity	$608,513			$444,821
Net interest income and interest rate spread		$28,621	8.08%		$25,781	10.32%
Net interest margin			10.19%			12.31%
Ratio of average interest-earning assets to average interest- bearing liabilities			179.37%			219.39%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$45	$(38)	$7	$331	$198	$529
Investment securities	17	4	21	41	8	49
Loans held-for-sale	(286)	445	159	(804)	1,628	824
Loans held for investment	(1,110)	3,476	2,366	(2,052)	7,447	5,395
Total interest income	(1,334)	3,887	2,553	(2,484)	9,281	6,797
Interest expense:
Demand	(16)	31	15	(1)	133	132
Savings	4	5	9	12	6	18
Money market accounts	8	(5)	3	27	(16)	11
Certificates of deposit	387	1,199	1,586	992	2,805	3,797
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	383	1,230	1,613	1,030	2,928	3,958
Change in net interest income	$(1,717)	$2,657	$940	$(3,514)	$6,353	$2,839
Non-interest Income
The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest income:
Strategic Program fees	$4,035	$4,054	$(19)	(0.5%)
Gain on sale of loans	356	700	(344)	(49.1%)
SBA loan servicing fees and servicing asset amortization	(124)	226	(350)	(154.9%)
Change in fair value on investment in BFG	(200)	—	(200)	—%
Other miscellaneous income	771	308	463	150.3%
Total non-interest income	$4,838	$5,288	$(450)	(8.5%)
For the three months ended June 30, 2024, total non-interest income decreased $0.5 million, or 8.5%, to $4.8 million compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease in SBA loan servicing fees and servicing asset amortization of $0.3 million due to accelerated amortization of the related SBA servicing asset as a result of accelerated payoffs of participated SBA loans, the lower gain on sale of loans of $0.3 million, and a decrease in the fair value of our investment in BFG of $0.2 million. The decreases were partially offset by an increase in other miscellaneous income of $0.5 million primarily related to increased rental income on our commercial operating leases.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest income:
Strategic Program fees	$8,000	$7,739	$261	3.4%
Gain on sale of loans	771	887	(116)	(13.1%)
SBA loan servicing fees and servicing asset amortization	342	817	(475)	(58.1%)
Change in fair value on investment in BFG	(325)	(300)	(24)	8.0%
Other miscellaneous income	1,512	672	841	125.1%
Total non-interest income	$10,302	$9,815	$487	5.0%
For the six months ended June 30, 2024, total non-interest income increased $0.5 million, or 5.0%, to $10.3 million compared to the six months ended June 30, 2023. This increase was primarily due to an increase in other miscellaneous income of $0.8 million attributable, in part, to the increased rental income on our commercial operating leases and was partially offset by a decrease in SBA loan servicing fee income of $0.5 million due to accelerated amortization of the related SBA servicing asset as a result of accelerated payoffs of participated SBA loans.
Non-interest Expense
The following table presents, for the periods indicated, the major categories of non-interest expense:

($ in thousands)	For the Three Months Ended June 30,		Change
	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$8,609	$6,681	$1,928	28.9%
Professional Services	1,282	1,305	(23)	(1.8%)
Occupancy and equipment expenses	1,121	718	403	56.1%
Recovery of SBA servicing asset	(328)	(339)	11	(3.2%)
Other operating expenses	2,206	1,634	572	35.0%
Total non-interest expense	$12,890	$9,999	$2,891	28.9%
For the three months ended June 30, 2024, total non-interest expense increased $2.9 million, or 28.9%, to $12.9 million compared to the three months ended June 30, 2023. This increase was primarily due to an increase in salaries and employee benefits of $1.9 million, or 28.9%, other operating expenses of $0.6 million, or 35.0%, and occupancy and equipment expenses of $0.4 million, or 56.1%, primarily pertaining to increased spending on business infrastructure reflecting the growth in our business.

($ in thousands)	Six Months Ended June 30,		Change
	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$16,171	$11,938	$4,233	35.5%
Professional Services	2,849	2,779	70	2.5%
Occupancy and equipment expenses	2,101	1,430	671	46.9%
Recovery of SBA servicing asset	(526)	(592)	66	(11.1%)
Other operating expenses	4,102	3,181	921	29.0%
Total non-interest expense	$24,697	$18,736	$5,961	31.8%

For the six months ended June 30, 2024, total non-interest expense increased $6.0 million, or 31.8%, to $24.7 million compared to the six months ended June 30, 2023. This increase was primarily due to an increase in salaries and employee benefits of $4.2 million, or 35.5%, other operating expenses of $0.9 million, or 29.0%, and occupancy and equipment expense of $0.7 million, or 46.9%, primarily pertaining to increased spending on business infrastructure reflecting the growth in our business.
Provision for Credit Losses
Our provision for credit losses was $2.4 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. The decrease from the prior year period was attributed to lower levels of charge-offs. Our provision for credit losses was $5.5 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase from the prior year period was primarily due to qualitative factor adjustments based on the increase in nonperforming assets primarily related to the SBA portfolio in the fourth quarter of 2023.
Net Income
Net income for the three months ended June 30, 2024 was $3.2 million, a decrease of $1.5 million, or 31.4%, from net income of $4.6 million for the three months ended June 30, 2023. The decrease was primarily attributable to an increase of $2.9 million, or 28.9%, in salaries and employee benefits expense and other expenses driven primarily by increased spending on business infrastructure and was offset in part by a $0.9 million, or 6.9%, increase in net interest income driven primarily by growth in the loans held for investment portfolio and a decrease in provision for income taxes of $0.6 million, or 39.0%, resulting primarily from a more favorable resolution of historical state tax matters.
Net income for the six months ended June 30, 2024 was $6.5 million, a decrease of $2.0 million, or 23.6%, from net income of $8.5 million for the six months ended June 30, 2023. The decrease was primarily attributable to an increase in non-interest expense of $6.0 million, or 31.8%, associated with a $4.2 million, or 35.5%, increase in salaries and employee benefits and a $0.9 million, or 29.0%, increase in other operating expenses both of which were driven primarily by increased spending on business infrastructure reflecting growth in our business. Partially offsetting these increased expenses was an increase in net interest income of $2.8 million, or 11.0%, and a decrease in provision for income taxes of $0.8 million, or 27.0%.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	As of		Change
($ in thousands)	June 30, 2024	December 31, 2023	$	%

Interest-bearing deposits in other banks	$83,851	$116,564	$(32,714)	(28.1)%
Investment securities held-to-maturity, at cost	$13,942	$15,388	$(1,446)	(9.4)%
Loans held for investment, net	$398,512	$358,560	$39,952	11.1%
Total assets	$617,820	$586,221	$31,599	5.4%
Deposits	$429,195	$404,833	$24,362	6.0%
Total liabilities	$452,024	$431,165	$20,859	4.8%
Total shareholders' equity	$165,796	$155,056	$10,740	6.9%
Total equity to total assets	26.8%	26.5%		1.5%
Interest-Bearing Deposits in Other Banks
Interest-bearing deposits in other banks decreased $32.7 million, or 28.1%, to $83.9 million at June 30, 2024 from $116.6 million at December 31, 2023. This decrease was primarily due to the funding of loans held for investment. Interest-bearing deposits have generally been the primary source of the liquidity we use to fund our operations. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are at the Federal Reserve.

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
We classify investment securities as either held-to-maturity or available-for-sale based on our intentions and our ability to hold such securities until maturity. In determining such classifications, securities that we have the positive intent and the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis. For the periods presented, all securities were classified as held-to-maturity.
The following tables summarize the contractual maturities and weighted average yields of investment securities held-to- maturity, at cost at June 30, 2024, and the amortized cost of those securities as of the indicated dates.

As of June 30, 2024
	One Year or Less		After One to Five Years
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—
Total	$—	$—	$—	$—

	As of June 30, 2024
	After Five to Ten Years Weighted		After Ten Years Weighted
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost
Mortgage-backed securities	$1,737	1.3%	$4,691	0.9%	$6,428
Collateralized mortgage obligations	725	1.6%	6,789	1.8%	7,514
Total	$2,462	1.4%	$11,480	1.5%	$13,942
The weighted average yield of investment securities is the sum of all interest that the investments generate, divided by the sum of the book value.
There were no calls, sales or maturities of securities during the six months ended June 30, 2024 and June 30, 2023.
At June 30, 2024, there were twenty securities, consisting of ten collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at June 30, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position as of December 31, 2023.

Loan Portfolio Program Summary
The following table summarizes our gross loan portfolio held for investment by loan program as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
($ in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$249,281	60.2%	$239,922	64.5%
Commercial leases	56,529	13.7%	38,110	10.2%
Commercial, non-real estate	1,999	0.5%	2,457	0.7%
Residential real estate	42,317	10.2%	38,123	10.2%
Strategic Program loans	17,861	4.3%	19,408	5.2%
Commercial real estate:
Owner occupied	28,340	6.8%	20,798	5.6%
Non-owner occupied	2,134	0.5%	2,025	0.5%
Consumer	15,880	3.8%	11,372	3.1%
Total loans held for investment, gross	$414,341	100.1%	$372,215	100.0%
(1)SBA loans as of June 30, 2024 and December 31, 2023 include $147.8 million and $131.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
SBA Loans
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program for small businesses and professionals throughout the USA. Through our diversification efforts, we have built an SBA 7(a) portfolio that we believe positions us to better withstand economic shifts. For example, we focus on industries such as non-store retailers (e-commerce), ambulatory healthcare services, professional, scientific and technical services (including law firms), and merchant wholesalers.
As of June 30, 2024 and December 31, 2023, we had total SBA 7(a) loans of $249.3 million and $239.9 million, respectively, representing 60.2% and 64.5% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.
Commercial leases
As of June 30, 2024 and December 31, 2023, we had total commercial leases of $56.5 million and $38.1 million, respectively, representing 13.7% and 10.2% of our total loans held for investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of June 30, 2024 and December 31, 2023, we had total commercial non-real estate loans of $2.0 million and $2.5 million, respectively, representing 0.5% and 0.7% of our total loans held for investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of June 30, 2024 and December 31, 2023, we had total residential real estate loans of $42.3 million and $38.1 million, respectively, representing 10.2% and 10.2% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of June 30, 2024 and December 31, 2023, we had total Strategic Program loans held for investment of $17.9 million and $19.4 million, respectively, representing 4.3% and 5.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criterion, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Business loans may be secured by liens on business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of June 30, 2024 and December 31, 2023, we had total commercial real estate loans of $30.5 million and $22.8 million, respectively, representing 7.4% and 6.1% of our total loans held for investment, respectively. Of these amounts, $28.3 million and $20.8 million represented owner occupied properties as of June 30, 2024 and December 31, 2023, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of June 30, 2024 and December 31, 2023, we had total consumer loans of $15.9 million and $11.4 million, respectively, representing 3.8% and 3.1% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Maturity and Sensitivity to Changes in Interest Rates
As of June 30, 2024, $231.4 million, or 55.8%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $183.0 million, or 44.2%, as of June 30, 2024. The variable rate portion of our total held for investment loan portfolio at June 30, 2024 was $302.3 million, or 72.9%. As of December 31, 2023, $196.0 million, or 52.7%, of the total held for investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $176.2 million as of December 31, 2023. The variable rate portion of our total held for investment loan portfolio at December 31, 2023 was $300.3 million, or 80.7%.
The following tables detail maturities and sensitivity to interest rate changes for our loan portfolio at June 30, 2024 and December 31, 2023:

As of June 30, 2024	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$483	4.29%	$670	10.49%	$1,606	10.45%
Commercial leases	14,774	6.99%	39,575	7.13%	2,180	6.11%
Commercial, non-real estate	606	5.91%	1,207	6.26%	176	5.43%
Residential real estate	7,137	7.16%	4,386	7.99%	268	4.21%
Strategic Program loans	13,525	127.41%	4,331	88.12%	6	10.09%
Commercial real estate
Owner occupied	2,548	7.00%	1,070	8.44%	—	—%
Non-owner occupied	115	5.41%	158	4.76%	294	3.54%
Consumer	4,340	5.97%	10,611	5.79%	929	9.08%
Subtotal fixed rate loans	43,528	44.28%	62,008	12.65%	5,459	7.64%

Variable rate loans:
SBA	17,424	10.91%	69,140	10.91%	104,995	10.73%
Commercial leases	—	—%	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	27,199	9.25%	1,740	10.03%	1,565	9.95%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate
Owner occupied	1,757	8.02%	7,035	8.02%	11,195	9%
Non-owner occupied	1,220	10.50%	321	10.50%	—	—%
Consumer	—	—%	—	—%	—	—%
Subtotal variable rate loans	47,600	9.84%	78,236	10.63%	117,755	10.52%
Total	$91,128	26.29%	$140,244	11.52%	$123,214	10.39%

As of June 30, 2024	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$1,028	10.41%	$3,787	9.66%
Commercial leases	—	—%	56,529	7.05%
Commercial, non-real estate	10	3.77%	1,999	6.07%
Residential real estate	22	4.52%	11,813	7.40%
Strategic Program loans	—	—%	17,862	117.84%
Commercial real estate
Owner occupied	—	—%	3,618	7.43%
Non-owner occupied	27	3.75%	594	4.23%
Consumer	—	—%	15,880	6.03%
Subtotal fixed rate loans	1,087	10.07%	112,082	24.67%

Variable rate loans:
SBA	53,934	10.47%	245,493	10.74%
Commercial leases	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	30,504	9.33%
Strategic Program loans	—	—%	—	—%
Commercial real estate
Owner occupied	4,734	10.23%	24,721	8.71%
Non-owner occupied	—	—%	1,541	10.50%
Consumer	—	—%	—	—%
Subtotal variable rate loans	58,668	10.45%	302,259	10.43%
Total	$59,755	10.44%	$414,341	14.28%

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	Average Yield/Rate	After One Year and Through Five Years	Average Yield/Rate	After Five Years and Through Fifteen Years	Average Yield/Rate
Fixed rate loans:
SBA(1)	$493	4.39%	$796	9.23%	$1,606	10.45%
Commercial leases	10,073	6.83%	27,413	7.16%	624	7.56%
Commercial, non-real estate	703	5.68%	1,621	5.82%	123	3.76%
Residential real estate	6,230	7.07%	4,653	7.65%	60	4.29%
Strategic Program loans	14,305	125.05%	5,103	82.20%	—	—%
Commercial real estate:
Owner occupied	1,976	7.04%	1,725	7.85%	—	—%
Non-owner occupied	101	4.60%	108	3.51%	244	3.48%
Consumer	3,051	6.40%	7,668	5.79%	653	9.17%
Subtotal fixed rate loans	36,932	52.58%	49,087	14.80%	3,310	8.78%

Variable rate loans:
SBA	15,720	10.87%	62,367	10.87%	100,880	10.70%
Commercial leases	—	—%	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%	—	—%
Residential real estate	23,718	9.02%	1,941	5.85%	1,521	4.55%
Strategic Program loans	—	—%	—	—%	—	—%
Commercial real estate:
Owner occupied	943	8.91%	3,766	8.91%	7,384	9.43%
Non-owner occupied	1,541	10.50%	—	—%	—	—%
Consumer	—	—%	—	—%	—	—%
Subtotal variable rate loans	41,922	9.77%	68,074	10.62%	109,785	10.53%
Total	$78,853	29.82%	$117,162	12.37%	$113,095	10.48%

As of December 31, 2023	Remaining Contractual Maturity Held for Investment
($ in thousands)	After Fifteen Years	Average Yield/Rate	Total	Average Yield/Rate
Fixed rate loans:
SBA(1)	$1,143	10%	$4,038	9.46%
Commercial leases	—	—%	38,110	7.08%
Commercial, non-real estate	10	3.77%	2,457	5.67%
Residential real estate	—	—%	10,943	7.30%
Strategic Program loans	—	—%	19,408	113.78%
Commercial real estate:
Owner occupied	—	—%	3,701	7.42%
Non-owner occupied	31	4%	484	3.73%
Consumer	—	—%	11,372	6.15%
Subtotal fixed rate loans	1,184	10.18%	90,513	29.93%

Variable rate loans:
SBA	56,917	10.45%	235,884	10.70%
Commercial leases	—	—%	—	—%
Commercial, non-real estate	—	—%	—	—%
Residential real estate	—	—%	27,180	8.54%
Strategic Program loans	—	—%	—	—%
Commercial real estate:
Owner occupied	5,004	10%	17,097	9.52%
Non-owner occupied	—	—%	1,541	10.50%
Consumer	—	—%	—	—%
Subtotal variable rate loans	61,921	10.43%	281,702	10.42%
Total	$63,105	10.43%	$372,215	15.16%
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
We had a total of $27.9 million in nonperforming assets which included $0.9 million in material loan modifications at June 30, 2024. The amount of nonperforming assets as of June 30, 2024 includes $16.0 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $27.1 million in nonperforming assets which included $0.4 million in material loan modifications at December 31, 2023. The amount of nonperforming assets as of December 31, 2023 includes $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets and material loan modifications from the prior period was primarily attributable to several loans in the SBA 7(a) loan portfolio moving to nonperforming status. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default is elevated and may result in additional delinquencies in future periods.
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
Watch – A Watch asset may be a larger loan or one that places a heavier reliance on collateral due to the relative financial strength of the borrower. The assets may be maintenance intensive requiring closer monitoring. The obligor is believed to have an adequate primary source of repayment. New loans pursuant to the SBA 7(a) program are classified as watch loans until they have a demonstrated period of satisfactory performance, typically 18 months.

Special Mention – A Special Mention asset has potential weaknesses that may be temporary or, if left uncorrected, may result in a loss. While concerns exist, we believe that it is currently protected against a default and loss is considered unlikely and not imminent.
Substandard – A Substandard asset is believed to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have identified weaknesses and are characterized by the possibility that we may sustain some loss if deficiencies are not corrected.
Not Rated - For certain Strategic Program and consumer loans, we do not evaluate and risk rate the loans in the same manner as other loans in our portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow us to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans has been highly correlated with delinquency levels.
Allowance for Credit Losses
We adopted Financial Accounting Standards Board Accounting Standards Update No. 2016–13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as the “CECL model,” on January 1, 2023.
The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Our judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and as situations and information change. We evaluate the ACL on at least a quarterly basis and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay. The quality of the loan portfolio and the adequacy of the ACL is reviewed by regulatory examinations and our auditors.
Credit losses are charged against the ACL when we believe that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL when received. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the consolidated balance sheets. The “provision for credit losses” on the consolidated statements of income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
ACL:
Beginning balance	$12,632	$12,034	$12,888	$11,985
Impact of ASU 2016-13 adoption(1)	—	—	—	257
Adjusted beginning balance	12,632	12,034	12,888	12,242
Provision for credit losses	2,393	2,675	5,538	5,343
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	—	(121)	(64)	(121)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	—	—	(525)	(122)
Non-owner occupied	—	—	—	—
Commercial and industrial	(184)	(66)	(238)	(84)
Consumer	(18)	(19)	(59)	(19)
Lease financing receivables	(69)	—	(180)	—
Strategic Program loans	(1,962)	(2,516)	(4,908)	(5,541)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	3	81	56	84
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	—	—	3	—
Non-owner occupied	—	—	—	—
Commercial and industrial	15	1	15	3
Consumer	1	—	1	—
Lease financing receivables	7	—	7	—
Strategic Program loans	309	252	593	536
Ending balance	$13,127	$12,321	$13,127	$12,321
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

The following tables show the allocation of the ACL as of June 30, 2024 and December 31, 2023. The ACL related to Strategic Programs constitutes 45.3% and 54.8% of the total ACL while comprising 4.3% and 5.2%, respectively, of total loans held for investment as of June 30, 2024 and December 31, 2023, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	June 30, 2024
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$330	2.5%
Residential real estate	1,029	7.8%
Residential real estate multifamily	11	0.1%
Commercial real estate
Owner occupied	4,094	31.2%
Non-owner occupied	380	2.9%
Commercial and industrial	423	3.2%
Consumer	261	2.0%
Lease financing receivables	650	5.0%
Strategic Program loans	5,949	45.3%
Total	$13,127	100.0%

	December 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$316	2.4%
Residential real estate	956	7.4%
Residential real estate multifamily	6	0.1%
Commercial real estate
Owner occupied	3,336	25.9%
Non-owner occupied	282	2.2%
Commercial and industrial	361	2.8%
Consumer	211	1.6%
Commercial leases	355	2.8%
Strategic Program loans	7,065	54.8%
Total	$12,888	100.0%

The following table reflects the ratios of the ACL to total loans held for investment (“LHFI”), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of June 30, 2024.

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.8%	2.4%	72.2%
Residential real estate multifamily	0.9%	—%	—%
Commercial real estate
Owner occupied	2.2%	11.3%	19.0%
Non-owner occupied	2.1%	18.4%	11.2%
Commercial and industrial	1.6%	2.4%	67.3%
Consumer	1.6%	—%	—%
Lease financing receivables	1.2%	0.3%	368.5%
Strategic Program loans	33.3%	—%	—%
Total	3.2%	6.5%	48.4%
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
When comparing June 30, 2024 to December 31, 2023, the decrease in ACL to total loans held for investment for the periods presented above was primarily due to the reduction in Strategic Program loans held for investment. The decrease in nonaccrual loans to loans held for investment as shown above was primarily due to the growth in the loans held for investment portfolio. The decrease in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the nonaccrual loans exceeding the growth in the ACL.

The following table summarizes net charge-offs (“NCO”), average loans and the ratio of NCO to average loans for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans
Construction and land development	$—	$30,179	—%	$—	$25,350	—%
Residential real estate	(3)	55,129	—%	40	30,781	0.5%
Residential real estate multifamily	—	1,134	—%	—	524	—%
Commercial real estate
Owner occupied	—	189,391	—%	—	152,566	—%
Non-owner occupied	—	16,643	—%	—	10,727	—%
Commercial and industrial	169	23,870	2.8%	65	16,660	1.6%
Consumer	17	15,209	0.4%	19	5,964	1.3%
Lease financing receivables	62	51,928	0.5%	—	18,977	—%
Strategic Program loans	1,653	17,446	38.1%	2,264	21,137	43.4%
Total	$1,898	$400,929	1.9%	$2,388	$282,686	3.4%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans
Construction and land development	$—	$29,728	—%	$—	$26,925	—%
Residential real estate	8	53,959	—%	37	30,711	0.2%
Residential real estate multifamily	—	970	—%	—	488	—%
Commercial real estate
Owner occupied	522	188,653	0.6%	122	142,189	0.2%
Non-owner occupied	—	16,074	—%	—	11,535	—%
Commercial and industrial	223	23,108	1.9%	81	15,657	1.0%
Consumer	59	13,966	0.8%	19	5,773	0.7%
Lease financing receivables	173	48,148	0.7%	—	15,699	—%
Strategic Program loans	4,315	17,955	48.3%	5,005	22,118	45.6%
Total	$5,300	$392,561	2.7%	$5,264	$271,095	3.9%
The total ratio of NCO to average loans outstanding was lower during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the increase in our average loans held for investment as well as the decrease in net charge-offs. When comparing the six months ended June 30, 2024 to June 30, 2023, the decrease in the total ratio of NCO to average loans outstanding was primarily due to the increase in our average loans held for investment.
Total Assets
Total assets at June 30, 2024 were $617.8 million, an increase of $31.6 million from December 31, 2023. The increase in total assets was due primarily to the net increase in loans receivable, net, of $40.0 million mainly attributable to the growth in our commercial lease, SBA and commercial real estate - owner occupied, and Strategic Program loans held-for-sale of

$19.0 million. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $28.0 million used to fund our Strategic Program loans held-for-sale portfolio.
Deposits
Deposits are the major source of funding for us. We offer a variety of deposit products including interest and noninterest bearing demand accounts, HSA demand deposits sourced through Lively, Inc., money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through access to national Institutional and brokered deposit sources. We also generate deposits in relation to our Strategic Programs in the form of reserve accounts as discussed above. These deposits add an element of flexibility in that they tend to increase or decrease in relation to the size of or Strategic Program loan portfolio. In addition to the reserve account, some Strategic Program loan originators maintain operating deposit accounts with us.
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	June 30, 2024		December 31, 2023
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$107,083	24.9%	$95,486	23.6%
Interest-bearing deposits:
Demand	48,319	11.3%	50,058	12.4%
Savings	9,746	2.4%	8,633	2.1%
Money markets	9,788	2.3%	11,661	2.9%
Time certificates of deposit	254,259	59.2%	238,995	59.0%
Total period end deposits	$429,195	100.1%	$404,833	100.0%

	Three Months Ended
	June 30, 2024			December 31, 2023
($ in thousands)	Total	Weighted Average rate paid	Percent of total	Total	Weighted Average rate paid	Percent of total
Average:
Noninterest-bearing demand deposits	$108,519	—%	25.4%	$92,767	—%	23.4%
Interest-bearing deposits:
Demand	47,900	3.70%	11.2%	47,784	4.67%	12.1%
Savings	10,270	0.75%	2.4%	8,096	0.65%	2.0%
Money market	9,565	4.71%	2.2%	13,419	1.55%	3.4%
Time certificates of deposit	251,142	5.18%	58.8%	234,088	5.18%	59.1%
Total average deposits	$427,396	3.58%	100.0%	$396,154	3.69%	100.0%
Our deposits increased to $429.2 million as of June 30, 2024 from $404.8 million as of December 31, 2023, an increase of $24.4 million, or 6.0%, and was primarily due to increases in noninterest-bearing demand deposits of $11.6 million, or 12.1%, and brokered time deposits of $8.1 million, or 3.8%, utilized in the funding of our lending programs. As of June 30, 2024, $200.3 million of time certificates of deposit were callable giving us the ability to terminate the callable deposits and replace them with lower cost callable or non-callable deposits should it be economically beneficial for us to do so.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $144.0 million and $136.9 million as of June 30, 2024 and December 31, 2023, respectively. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at June 30, 2024 is as follows:

	June 30, 2024
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$66	$204	$1159	$1,645	$3,075
Total Liabilities
Total liabilities increased to $452.0 million, or 4.8%, as of June 30, 2024 from $431.2 million as of December 31, 2023 primarily due to an increase in deposits as discussed above.
Liquidity and Capital Resources
Liquidity Management
Liquidity management is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, the sale of loans, principal and interest repayments on loans and net profits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, loan sales and security sales are greatly influenced by general interest rates, economic conditions, and competition.
Our primary source of funds to originate new loans is derived from deposits. Deposits are comprised of core and non-core deposits. Non-core deposits generally include brokered deposits and deposits acquired through the utilization of a listing service. To attract core deposits from local and nationwide consumer and commercial markets, we historically paid rates at the higher end of the market, which we have been able to pay due to the higher margin of our technology oriented business model. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources.
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to control the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 14.4% of total assets at June 30, 2024.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At June 30, 2024, we had the ability to access $10.6 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. The Bank had an available unsecured line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds. We also maintain a $21.2 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2024. In long term borrowings, we had $0.1 million outstanding at June 30, 2024 related to the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF is secured by pledged Paycheck Protection Program (“PPP”) loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2024, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $89.0 million. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.

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
Shareholders’ equity increased $10.7 million to $165.8 million at June 30, 2024 compared to $155.1 million at December 31, 2023. The increase in shareholders’ equity is primarily attributable to the purchase of additional equity interests in BFG of $4.1 million and net income recognized of $6.5 million. Stock options exercised, and stock-based compensation increased additional paid-in capital in the aggregate by approximately $0.6 million while the repurchase of common stock reduced additional paid-in capital by approximately $0.5 million.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 26.8% and 26.5% as of June 30, 2024 and December 31, 2023, respectively.
Our return on average equity was 7.9% and 11.1% for the six months ended June 30, 2024 and 2023, respectively. Our return on average assets was 2.1% and 3.8% for the six months ended June 30, 2024 and 2023, respectively.
Regulatory Capital Requirements and Capital Ratios
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated pursuant to regulatory definitions and requirements. The sufficiency of capital and the Bank’s capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.
Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly issued a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank elected to opt into the Community Bank Leverage Ratio framework starting in 2020. Under these capital requirements the Bank must maintain a leverage ratio greater than 9.0% to be considered well-capitalized.
As of June 30, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category).
The following table presents the regulatory capital ratios for the Bank as of the dates indicated:

	As of
Capital Ratios	June 30, 2024	December 31, 2023	Well- Capitalized Requirement
Leverage Ratio (under CBLR)	20.8%	20.7%	9.0%

Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2024.

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$155,402	$155,402	$—	$—	$—
Time deposits	247,600	27,603	94,533	124,925	539
Long term borrowings(1)	127	—	127	—	—
Operating lease obligations	6,384	1,091	2,220	2,355	718
Total	$409,513	$184,096	$96,880	$127,280	$1,257
(1)Balances in this category pertain to the PPPLF and are fully-collateralized with PPP loans
Off-Balance-Sheet Financing Arrangements
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
We maintain an allowance for off-balance-sheet credit risk which is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses on off-balance-sheet credit exposures estimates expected credit losses over the contractual period in which there is exposure to credit risk via a contractual obligation to extend credit, except when an obligation is unconditionally cancellable by us. The allowance is adjusted by provisions for credit losses charged to earnings that increase the allowance, or by provision releases returned to earnings that decrease the allowance. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on the commitments expected to fund. The estimate of commitments expected to fund is affected by historical analysis of utilization rates. The expected credit loss rates applied to the commitments expected to fund are affected by the general valuation allowance utilized for outstanding balances with the same underlying assumptions and drivers. As of June 30, 2024 and December 31, 2023, we had $0.1 million and $0.1 million, respectively, in allowance for credit losses on off-balance-sheet credit exposures.
Our commitments to extend credit as of the dates indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Revolving, open-end lines of credit	$2,055	$1,630
Commercial real estate	16,388	17,421
Other unused commitments	326	724
Total commitments	$18,769	$19,775
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Under the filer category of “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information requested by Part I, Item 3 of this Report.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
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
Item 1A.    Risk Factors
There are a number of factors that may adversely affect our business, financial results or stock price. Refer to Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K for a discussion of these risks. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K, as filed with the SEC on March 25, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	—	—	—	624,135
May 1, 2024 - May 31, 2024	15,279	10.37	15,279	608,856
June 1, 2024 - June 30, 2024	11,632	$10.32	11,632	597,224
Total	26,911	$10.35	26,911	597,224
____________________
(1)On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"), or privately negotiated transactions. The authorization permits management to repurchase shares of our common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or, except as discussed below, a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2024. Our directors and officers participate in certain of our benefit plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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

10.1
FinWise Bancorp 2019 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).
* Filed herewith.
** The certifications attached hereto are not considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, or otherwise subject to the limitations of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: August 13, 2024	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)