Form 10-Q
period 2024-09-30
Finwise Bancorp
filed 2024-11-12
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2024, the registrant had 13,211,160 shares of common stock, $0.001 par value per share, outstanding.

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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:
•the success of the financial technology and banking-as-a-service (“BaaS”) industries, as well as the continued evolution of the regulation of these industries;
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

•changes in the existing regulatory framework for brokered deposits and potential reclassification of certain BaaS deposits as brokered deposits in light of proposed rulemaking or application of the current deposit framework by the Federal Deposit Insurance Corporation (“FDIC”) to the Bank's BaaS deposits;
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$7,705	$411
Interest-bearing deposits in other banks	78,063	116,564
Total cash and cash equivalents	85,768	116,975
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $30.0 million)	30,472	—
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $12.2 million and $13.8 million, respectively)	13,270	15,388
Investment in Federal Home Loan Bank ("FHLB") stock, at cost	349	238
Strategic Program loans held-for-sale, at lower of cost or fair value	84,000	47,514
Loans held for investment, net of allowance for credit losses of $12.7 million and $12.9 million, respectively	418,065	358,560
Premises and equipment, net	17,099	14,630
Accrued interest receivable	3,098	3,573
Small Business Administration (“SBA”) servicing asset, net	3,261	4,231
Investment in Business Funding Group ("BFG"), at fair value	7,900	4,200
Operating lease right-of-use (“ROU”) assets	3,735	4,293
Income taxes receivable, net	3,317	2,400
Other assets	12,697	14,219
Total assets	$683,031	$586,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$142,785	$95,486
Interest-bearing	345,874	309,347
Total deposits	488,659	404,833
Accrued interest payable	647	619
Income taxes payable, net	—	1,873
Deferred income taxes, net	1,036	748
Paycheck Protection Program Liquidity Facility	106	190
Operating lease liabilities	5,542	6,296
Other liabilities	16,671	16,606
Total liabilities	512,661	431,165

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,211,160 and 12,493,565 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	12
Additional paid-in-capital	56,214	51,200
Retained earnings	113,801	103,844
Accumulated other comprehensive income, net of tax	342	—
Total shareholders’ equity	170,370	155,056
Total liabilities and shareholders’ equity	$683,031	$586,221
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$17,590	$15,555	$50,506	$42,252
Interest on securities	298	88	496	237
Other interest income	1,036	1,569	3,989	3,993
Total interest income	18,924	17,212	54,991	46,482

Interest expense
Interest on deposits	4,161	2,801	11,607	6,290
Total interest expense	4,161	2,801	11,607	6,290
Net interest income	14,763	14,411	43,384	40,192

Provision for credit losses	2,157	3,070	7,696	8,429
Net interest income after provision for credit losses	12,606	11,341	35,688	31,763

Non-interest income
Strategic Program fees	4,862	3,945	12,862	11,684
Gain on sale of loans, net	393	357	1,164	1,244
SBA loan servicing fees, net	87	(138)	957	1,271
Change in fair value on investment in BFG	(100)	(500)	(425)	(800)
Other miscellaneous income	812	1,228	2,324	1,900
Total non-interest income	6,054	4,892	16,882	15,299

Non-interest expense
Salaries and employee benefits	9,659	6,416	25,830	18,354
Professional services	1,331	750	4,180	3,529
Occupancy and equipment expenses	1,046	958	3,147	2,388
Other operating expenses	2,013	1,609	6,115	4,790
Total non-interest expense	14,049	9,733	39,272	29,061
Income before income taxes	4,611	6,500	13,298	18,001
Provision for income taxes	1,157	1,696	3,349	4,698
Net income	$3,454	$4,804	$9,949	$13,303

Earnings per share, basic	$0.26	$0.38	$0.77	$1.04
Earnings per share, diluted	$0.25	$0.37	$0.74	$1.01

Weighted average shares outstanding, basic	12,658,557	12,387,392	12,596,496	12,565,218
Weighted average shares outstanding, diluted	13,257,835	12,868,207	13,167,315	13,008,833
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,454	$4,804	$9,949	$13,303
Other comprehensive income, before income taxes
Securities available-for-sale
Unrealized holding gain	$451	$—	$451	$—
Income tax expense related to unrealized holding gain	(109)	—	(109)	—
Other comprehensive income, net of tax	342	—	342	—

Comprehensive income	$3,796	$4,804	$10,291	$13,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$—	$165,796
Stock-based compensation expense	64,600	—	766	—	—	766
Common stock repurchased and retired	—	—	—	5	—	5
Stock options exercised, net	3,000	—	7	—	—	7
Other comprehensive income	—	—	—	—	342	342
Net income	—	—	—	3,454	—	3,454
Balance at September 30, 2024	13,211,160	$13	$56,214	$113,801	$342	$170,370

Nine Months Ended September 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$—	$155,056
Stock-based compensation expense	393,910	—	1,335	—	—	1,335
Stock options exercised, net	29,117	—	24	—	—	24
Common stock repurchased and retired	(44,608)	—	(469)	8	—	(461)
BFG ownership purchase	339,176	1	4,124	—	—	4,125
Other comprehensive income	—	—	—	—	342	342
Net income	—	—	—	9,949	—	9,949
Balance at September 30, 2024	13,211,160	$13	$56,214	$113,801	$342	$170,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (continued)
(in thousands, except share amounts)

Three Months Ended September 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2023	12,723,703	$13	$52,625	$94,810	$147,448
Stock-based compensation expense	—	—	499	—	499
Common stock repurchased and retired	(230,978)	(1)	(2,425)	73	(2,353)
Stock options exercised, net	840	—	4	—	4
Net income	—	—	—	4,804	4,804
Balance at September 30, 2023	12,493,565	$12	$50,703	$99,687	$150,402

Nine Months Ended September 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$140,459
Adjustment for adoption of ASC 2016-13, net of tax	—	—	—	(212)	(212)
Stock-based compensation expense	168,821	—	1,549	—	1,549
Common stock repurchased and retired	(524,241)	(1)	(5,504)	764	(4,741)
Stock options exercised, net	17,640	—	44	—	44
Net income	—	—	—	13,303	13,303
Balance at September 30, 2023	12,493,565	$12	$50,703	$99,687	$150,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$9,949	$13,303

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,154	2,844
Provision for credit losses	7,696	8,429
Noncash operating lease cost	558	560
Net (accretion) amortization in securities discounts and premiums	(17)	—
Additions to servicing asset	—	(150)
Gain on sale of loans, net	(1,164)	(1,244)
Originations of Strategic Program loans held-for-sale	(3,594,347)	(2,929,506)
Proceeds from sale of Strategic Program loans held-for-sale	3,557,861	2,907,384
Change in fair value of BFG	425	800
Recovery of SBA servicing asset	(822)	(255)
Stock-based compensation expense	1,335	1,549
Deferred income taxes	179	1,401
Net changes in:
Accrued interest receivable	475	(892)
Other assets	605	(2,122)
Accrued interest payable	28	526
Operating lease liabilities	(754)	(475)
Other liabilities	(1,809)	385
Net cash (used in) provided by operating activities	(15,648)	2,537

Cash flows from investing activities:
Net increase in loans receivable	(51,070)	(85,325)
Purchase of lease pools	(14,967)	(22,052)
Investment in equity securities	—	(18)
Purchase of bank premises and equipment, net	(4,830)	(6,329)
Purchase of investment securities available-for-sale	(30,018)	—
Proceeds from maturities and paydowns of securities held-to-maturity	2,132	1,392
Purchases of securities held-to-maturity	—	(2,939)
Purchase of FHLB stock	(111)	(27)
Net cash used in investing activities	(98,864)	(115,298)

Cash flows from financing activities:
Net increase in deposits	83,826	143,755
Common stock repurchased	(461)	(4,741)
Proceeds from exercise of stock options	24	44
Repayment of PPP Liquidity Facility	(84)	(93)
Net cash provided by financing activities	83,305	138,965

Net change in cash and cash equivalents	(31,207)	26,204
Cash and cash equivalents, beginning of the period	116,975	100,567
Cash and cash equivalents, end of the period	$85,768	$126,771

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,400	$5,050
Cash paid for interest	$11,579	$5,764

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company’s common stock	$4,125	$—
Unrealized gain on investment securities available-for-sale	$451	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Business, Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Business and Organization – FinWise Bancorp is a Utah bank holding company headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries, FinWise Bank ("Bank") and FinWise Investment, LLC. The Bank provides a full range of banking services to individual and commercial customers and provides banking and payments solutions to fintech brands. As a technology-focused bank, the Bank also has established Strategic Programs with various third-party platforms that use technology to streamline the origination of consumer and business loans and process payments.

References to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. References to the “Company” refer to FinWise Bancorp, FinWise Bank, and FinWise Investment, LLC collectively and on a consolidated basis.
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Reclassifications have been made to prior year amounts to conform to the current year presentation. Certain of these reclassifications relate to the change in fair value of our SBA servicing asset, which was reclassified from non-interest expense to non-interest income to better align with the SBA servicing asset revenue and the associated costs. The effect of these reclassifications were not material to the previously reported consolidated financial statements.
Stock Repurchase Program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of the Company’s common stock, general market and economic conditions, the ongoing assessment of the Company’s capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. During the three months ended September 30, 2024, there were no open-market share repurchases. Since the repurchase program’s inception, the Company has repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share.
Securities Available-for-Sale, at Fair Value – U.S. Treasury securities that the Company intends to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, interest rates, or other similar factors, are classified as “securities available-for-sale”. Such securities are recorded in the Company’s consolidated balance sheets at their respective fair values and increases or decreases in those values are recorded as unrealized gains or losses, respectively, and are reported as other comprehensive income (loss) in the Company’s consolidated balance sheets, rather than included in or deducted from the Company’s earnings. Interest on securities classified as available-for-sale are recorded in interest on securities in the Company’s consolidated statements of income.
Comprehensive Income (Loss) – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of equity in the accompanying consolidated balance sheets, net of income taxes, and such items, along with net income, are components of comprehensive income (loss).
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports AFS debt securities on the Company’s consolidated balance sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of AFS securities as of September 30, 2024, are summarized as follows:

	September 30, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,021	$451	$—	$30,472
There were no U.S. Treasury securities in an unrealized loss position at September 30, 2024.
The following table presents the amortized cost and estimated fair value of AFS securities as of the period ended, by contractual maturity:

	September 30, 2024
($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,468	$2,479
Due after one year through five years	27,553	27,993
Total securities AFS	$30,021	$30,472
At September 30, 2024, AFS debt securities in the amount of $30.0 million were pledged as collateral for a credit line held by the Bank.

Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports HTM debt securities on the Company's consolidated balance sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s HTM debt securities at September 30, 2024 and December 31, 2023, are summarized as follows:

	September 30, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,160	$—	$2	$(537)	$5,625
Collateralized mortgage obligations	7,110	—	16	(569)	6,557
Total securities held-to-maturity	$13,270	$—	$18	$(1,106)	$12,182

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,959	$—	$—	$(817)	$6,142
Collateralized mortgage obligations	8,429	—	4	(766)	7,667
Total securities held-to-maturity	$15,388	$—	$4	$(1,583)	$13,809
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with an expected credit loss model (“CECL”). ASU 2016-13 requires an allowance on lifetime expected credit losses on HTM and AFS debt securities but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For HTM and AFS debt securities, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on HTM and AFS debt securities on a collective basis by major security type. Accrued interest receivable on HTM and AFS debt securities is excluded from the estimate of credit losses. At September 30, 2024, December 31, 2023, and at adoption of CECL on January 1, 2023, there was no ACL related to HTM or AFS debt securities due to the composition of the portfolio which is generally considered not to have credit risk given the United States government guarantee associated with these agency securities.
The Company had seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position at September 30, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at December 31, 2023. The following table presents the estimated fair value and gross unrealized losses of HTM debt securities, aggregated by category and length of time in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$5,078	$(537)	$5,078	$(537)
Collateralized mortgage obligations	—	—	4,662	(569)	4,662	(569)
Total securities held-to-maturity	$—	$—	$9,740	$(1,106)	$9,740	$(1,106)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$680	$(15)	$5,462	$(802)	$6,142	$(817)
Collateralized mortgage obligations	934	(4)	4,812	(762)	5,746	(766)
Total securities held-to-maturity	$1,614	$(19)	$10,274	$(1,564)	$11,888	$(1,583)
The amortized cost and estimated market value of debt securities HTM at September 30, 2024 and December 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,314	2,223	2,745	2,577
Due after ten years	10,956	9,959	12,643	11,232
Total securities held-to-maturity	$13,270	$12,182	$15,388	$13,809
At September 30, 2024, HTM debt securities in the amount of $13.3 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three and nine months ended September 30, 2024 or 2023.
FHLB Stock
The Bank is a member of the FHLB system. Members are required to own FHLB stock of at least the greater of 0.06% of FHLB membership asset value or 4.50% of outstanding FHLB advances. At September 30, 2024 and December 31, 2023, the Bank owned $0.3 million and $0.2 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2024 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans Held for Investment and Allowance for Credit Losses
Loans held for investment outstanding by general ledger classification as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
($ in thousands)
SBA(1)	$251,439	$239,922
Commercial leases	64,277	38,110
Commercial, non-real estate	3,025	2,457
Residential real estate	41,391	38,123
Strategic Program loans	19,409	19,408
Commercial real estate:
Owner occupied	32,480	20,798
Non-owner occupied	2,736	2,025
Consumer	19,206	11,372
Total loans held for investment, gross	$433,963	$372,215
Deferred loan fees, net	(3,237)	(767)
Allowance for credit losses	(12,661)	(12,888)
Loans held for investment, net	$418,065	$358,560

(1) Included in the SBA loans held for investment above are $154.5 million and $131.7 million of loans guaranteed by the SBA as of September 30, 2024 and December 31, 2023, respectively.
The Bank sells participation interests in some loans it originates and may acquire a participation interest in loans originated by others. All reported amounts reflect only the Bank’s ownership interest in the loans.
Strategic Program Loans – The Company originates loans with various third-party loan origination platforms that use technology and other innovative systems to streamline the origination of unsecured and secured consumer and business loans to a wide array of borrowers within certain approved credit profiles. Loans issued by the Company through these programs follow and are limited to specific predetermined underwriting criteria. The Company earns monthly minimum program fees from these third parties. Based on the volume of loans originated by the Company related to each Strategic Program, an additional fee equal to a percentage of the loans generated under the Strategic Program may be collected. The program fee is included within non-interest income on the consolidated statements of income.
The Company generally retains the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program provider or another investor. Interest income is earned by the Company while holding the loans. These loans are classified as held-for-sale on the balance sheet and measured at the lower of cost or market.
The Company may also hold loans or a portion of the loans or receivables and sell the remainder directly to the Strategic Program provider or other investors. The Company generally services the loans originated through the Strategic Programs in consideration of servicing fees equal to a percentage of the loans generated under the Strategic Programs. In turn, the Strategic Program service providers, subject to the Company’s approval and oversight, typically serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at September 30, 2024 and December 31, 2023, was $44.0 million and $29.8 million, respectively.

Strategic Program loans retained and held-for-sale as of September 30, 2024 and December 31, 2023, are summarized as follows:

	September 30, 2024	December 31, 2023
($ in thousands)
Retained Strategic Program loans	$19,409	$19,408
Strategic Program loans held-for-sale	84,000	47,514
Total Strategic Program loans	$103,409	$66,922
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments identified as of September 30, 2024 and December 31, 2023 are based on the CECL methodology:

	September 30, 2024	December 31, 2023
($ in thousands)
Construction and land development	$33,903	$28,330
Residential real estate	59,229	51,428
Residential real estate multifamily	1,504	647
Commercial real estate:
Owner occupied	187,890	186,550
Non-owner occupied	12,783	15,354
Commercial and industrial	35,818	21,399
Consumer	19,150	10,989
Lease financing receivables	64,277	38,110
Retained Strategic Program loans	19,409	19,408
Total loans held for investment, gross	$433,963	$372,215

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows:

	Three Months Ended September 30, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$330	$382	$—	$—	$712
Residential real estate	1,029	(224)	(27)	3	781
Residential real estate multifamily	11	23	—	—	34
Commercial real estate:
Owner occupied	4,094	(1,441)	(103)	219	2,769
Non-owner occupied	380	(18)	(221)	—	141
Commercial and industrial	423	42	(96)	2	371
Consumer	261	280	(15)	4	530
Lease financing receivables	650	689	(113)	8	1,234
Retained Strategic Program loans	5,949	2,211	(2,360)	289	6,089
Total allowance for credit losses on financing receivables	$13,127	$1,944	$(2,935)	$525	$12,661

Unfunded lending commitments	140	213	—	—	353
Total allowance for credit losses	$13,267	$2,157	$(2,935)	$525	$13,014

	Nine Months Ended September 30, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$396	$—	$—	$712
Residential real estate	956	(143)	(91)	59	781
Residential real estate multifamily	6	28	—	—	34
Commercial real estate:
Owner occupied	3,336	(161)	(628)	222	2,769
Non-owner occupied	282	80	(221)	—	141
Commercial and industrial	361	327	(334)	17	371
Consumer	211	388	(74)	5	530
Lease financing receivables	355	1,157	(293)	15	1,234
Retained Strategic Program loans	7,065	5,410	(7,268)	882	6,089
Total allowance for credit losses on financing receivables	$12,888	$7,482	$(8,909)	$1,200	$12,661

Unfunded lending commitments	139	214	—	—	353
Total allowance for credit losses	$13,027	$7,696	$(8,909)	$1,200	$13,014

	Three Months Ended September 30, 2023
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$279	$14	$—	$—	$293
Residential real estate	708	223	—	3	934
Residential real estate multifamily	6	—	—	—	6
Commercial real estate:
Owner occupied	2,968	362	(31)	—	3,299
Non-owner occupied	199	(316)	—	389	272
Commercial and industrial	287	151	(107)	18	349
Consumer	90	39	(28)	2	103
Lease financing receivables	528	6	—	—	534
Retained Strategic Program loans	7,256	2,431	(2,748)	257	7,196
Total allowance for credit losses on financing receivables	$12,321	$2,910	$(2,914)	$669	$12,986

Unfunded lending commitments	42	160	—	—	202
Total allowance for credit losses	$12,363	$3,070	$(2,914)	$669	$13,188

	Nine Months Ended September 30, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 Adoption	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(64)	$—	$—	$293
Residential real estate	876	(58)	150	(121)	87	934
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate:
Owner occupied	3,030	(533)	955	(153)	—	3,299
Non-owner occupied	208	(41)	(284)	—	389	272
Commercial and industrial	339	(85)	265	(191)	21	349
Consumer	65	14	69	(47)	2	103
Lease financing receivables	339	(105)	300	—	—	534
Retained Strategic Program loans	6,701	1,131	6,860	(8,289)	793	7,196
Total allowance for credit losses on financing receivables	$11,985	$257	$8,253	$(8,801)	$1,292	$12,986

Unfunded lending commitments	—	26	176	—	—	202
Total allowance for credit losses	$11,985	$283	$8,429	$(8,801)	$1,292	$13,188

Nonaccrual and past due loans are summarized below as of September 30, 2024 and December 31, 2023:

September 30, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$33,903	$33,903
Residential real estate	6,081	—	6,081	1,389	—	51,759	59,229
Residential real estate multifamily	—	—	—	—	—	1,504	1,504
Commercial real estate:
Owner occupied	1,178	—	1,178	23,141	1,177	162,394	187,890
Non-owner occupied	632	—	632	3,125	—	9,026	12,783
Commercial and industrial	1,107	—	1,107	862	—	33,849	35,818
Consumer	107	6	113	—	—	19,037	19,150
Commercial leases	317	—	317	188	—	63,772	64,277
Retained Strategic Program loans	1,509	47	1,556	—	—	17,853	19,409
Total	$10,931	$53	$10,984	$28,705	$1,177	$393,097	$433,963

(1) Included in the nonaccrual loan balances are $17.5 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	48	129	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$441	$4,146	$25,872	$640	$341,557	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three and nine months ended September 30, 2024 and 2023, while loans were classified as nonaccrual.

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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of September 30, 2024, in addition to the gross writeoff by collateral type for the nine months ended September 30, 2024. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
September 30, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$10,248	$9,811	$11,268	$2,574	$2	$—	$33,903
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	10,248	9,811	11,268	2,574	2	—	33,903
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate
Pass	3,570	1,400	524	1,382	1,732	—	8,608
Watch	11,066	23,145	11,871	1,145	1,679	—	48,906
Special Mention	—	—	—	160	9	—	169
Substandard	—	—	1,351	38	157	—	1,546
Total	14,636	24,545	13,746	2,725	3,577	—	59,229
Current period gross writeoff	—	—	—	(91)	—	—	(91)

Residential real estate multifamily
Pass	847	294	258	79	—	—	1,478
Watch	—	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	847	294	258	79	26	—	1,504
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	17,536	3,916	3,478	1,184	11,968	—	38,082
Watch	14,651	63,840	34,796	6,047	4,432	—	123,766
Special Mention	—	—	191	—	350	—	541
Substandard	—	16,150	6,611	1,480	1,260	—	25,501
Total	32,187	83,906	45,076	8,711	18,010	—	187,890
Current period gross writeoff	—	(364)	(227)	(27)	(10)	—	(628)

Commercial real estate - non-owner occupied
Pass	—	—	1,264	—	354	—	1,618
Watch	1,000	4,183	2,510	1,145	142	—	8,980
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,185	—	—	—	2,185
Total	1,000	4,183	5,959	1,145	496	—	12,783
Current period gross writeoff	—	—	(221)	—	—	—	(221)

Commercial and industrial
Pass	1,946	375	594	397	568	—	3,880
Watch	14,573	10,536	3,671	551	710	—	30,041
Special Mention	—	—	—	—	—	—	—
Substandard	666	509	353	—	369	—	1,897
Total	17,185	11,420	4,618	948	1,647	—	35,818
Current period gross writeoff	—	(83)	(99)	(81)	(71)	—	(334)

Consumer
Pass	11,738	5,212	1,440	378	331	—	19,099
Watch	45	6	—	—	—	—	51
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	11,783	5,218	1,440	378	331	—	19,150
Current period gross writeoff	—	(15)	(22)	(19)	(18)	—	(74)

Lease financing receivables
Pass	34,350	24,747	4,840	—	118	—	64,055
Watch	—	—	—	—	—	—	—

Special Mention	—	—	—	—	—	—	—
Substandard	—	222	—	—	—	—	222
Total	34,350	24,969	4,840	—	118	—	64,277
Current period gross writeoff	—	(293)	—	—	—	—	(293)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated	14,907	2,506	1,451	545	—	—	19,409
Total	14,907	2,506	1,451	545	—	—	19,409
Current period gross writeoff	(1,852)	(4,282)	(838)	(296)	—	—	(7,268)

Total portfolio loans receivable, gross	$137,143	$166,852	$88,656	$17,105	$24,207	$—	$433,963
Total current period gross writeoff	$(1,852)	$(5,037)	$(1,407)	$(514)	$(99)	$—	$(8,909)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2023, in addition to the gross writeoff by collateral type for the year ended December 31, 2023. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$12,919	$10,345	$4,354	$97	$—	$27,715
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	615	—	—	—	615
Total	12,919	10,960	4,354	97	—	28,330
Current period gross writeoff	—	—	—	—	—	—

Residential real estate
Pass	2,209	874	1,480	2,947	2,249	9,759
Watch	23,614	12,399	1,661	2,035	—	39,709
Special Mention	—	—	208	11	—	219
Substandard	—	1,585	—	156	—	1,741
Total	25,823	14,858	3,349	5,149	2,249	51,428
Current period gross writeoff	—	(121)	—	(104)	—	(225)

Residential real estate multifamily
Pass	278	263	80	—	—	621
Watch	—	—	—	26	—	26

Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	278	263	80	26	—	647
Current period gross writeoff	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690
Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate - non-owner occupied
Pass	2,805	1,294	—	419	—	4,518
Watch	4,382	2,635	1,223	234	—	8,474
Special Mention	—	—	—	—	—	—
Substandard	—	2,362	—	—	—	2,362
Total	7,187	6,291	1,223	653	—	15,354
Current period gross writeoff	—	—	—	—	—	—

Commercial and industrial
Pass	2,090	601	744	821	31	4,287
Watch	10,157	4,600	764	930	—	16,451
Special Mention	—	—	—	8	—	8
Substandard	260	—	—	393	—	653
Total	12,507	5,201	1,508	2,152	31	21,399
Current period gross writeoff	(87)	(114)	(122)	(149)	—	(472)

Consumer
Pass	7,792	1,975	637	558	2	10,964
Watch	24	—	—	1	—	25
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	7,816	1,975	637	559	2	10,989
Current period gross writeoff	(3)	(5)	(53)	(7)	—	(68)

Lease financing receivables
Pass	31,313	6,559	—	238	—	38,110
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Total	31,313	6,559	—	238	—	38,110
Current period gross writeoff	—	—	—	—	—	—

Retained Strategic Program loans

Pass	—	—	—	—	—	—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Not Rated	14,506	3,609	1,292	1	—	19,408
Total	14,506	3,609	1,292	1	—	19,408
Current period gross writeoff	(3,773)	(6,154)	(1,017)	(2)	—	(10,946)

Total portfolio loans receivable, gross	$203,741	$108,686	$26,234	$31,272	$2,282	$372,215
Total current period gross writeoff	$(4,181)	$(6,415)	$(1,289)	$(540)	$—	$(12,425)
Modified Loans to Troubled Borrowers
During the three and nine months ended September 30, 2024 there were two and three loan modifications to loans with borrowers experiencing financial difficulty with principal totaling $0.4 million and $0.6 million, respectively. The loan modifications deferred payments of principal and interest for six months or more. No concessions were made related to principal or interest reductions or to maturity dates on these loans. The table below reflects the current principal balance outstanding as of September 30, 2024 along with the concession granted for loans that were modified during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023 there were no material loan modifications.

($ in thousands)	Principal deferment (Months)	Outstanding Balance	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$243	0.13%
Non owner occupied	11 months	173	1.35%
Residential	11 months	156	0.26%
Total		$572
Collateral-Dependent Loans
A collateral-dependent loan is a nonaccrual loan for which the Bank relies substantially on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers (1) character, overall financial condition and resources, and payment record of the borrower; (2) the prospects for support from any financially responsible guarantors; and (3) the nature and degree of protection provided by the cash flow and value of any underlying collateral. The loan may become collateral-dependent when foreclosure is probable or the borrower is experiencing financial difficulty and its sources of repayment become inadequate over time. At such time, the Company develops an expectation that repayment will be provided substantially through the operation or sale of the collateral.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

($ in thousands)		Collateral Type
As of September 30, 2024	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	—	1,389	—	1,389
Commercial real estate:
Owner occupied	196	24,318	—	24,318
Non-owner occupied	—	3,125	—	3,125
Commercial and industrial	—	—	862	862
Commercial leases	—	—	188	188
Total	$196	$28,832	$1,050	$29,882
The amount of collateral-dependent loans as of September 30, 2024 include $17.5 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)		Collateral Type
As of December 31, 2023	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$615	$—	$615
Residential real estate	—	1,585	—	1,585
Commercial real estate:
Owner occupied	45	21,643	—	21,643
Non-owner occupied	—	2,362	—	2,362
Commercial and industrial	—	—	282	282
Total	$45	$26,205	$282	$26,487
The amount of collateral-dependent loans as of December 31, 2023 include $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.
Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $218.6 million and $275.2 million at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,689	$5,233	$4,231	$5,210
Additions to servicing asset	—	—	—	150
Amortization of servicing asset	(724)	(498)	(1,792)	(1,217)
Change in valuation allowance	296	(337)	822	255
Balance at end of period	$3,261	$4,398	$3,261	$4,398

SBA servicing asset, fair value	$3,261	$4,398	$3,261	$4,398

Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Balance at beginning of period	$(1,625)	$(1,936)	$(2,151)	$(2,528)
Impairment	—	(337)	—	—
Recovery	296	—	822	255
Balance at end of period	$(1,329)	$(2,273)	$(1,329)	$(2,273)
The fair market value of the SBA servicing asset as of September 30, 2024 and December 31, 2023, was $3.3 million and $2.1 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of servicing rights.
The Company assumed a weighted average prepayment rate of 20.9%, weighted average term of 3.31 years, and a weighted average discount rate of 12.8% at September 30, 2024.
The Company assumed a weighted average prepayment rate of 18.2%, weighted average term of 3.72 years, and a weighted average discount rate of 15.4% at December 31, 2023.
Note 5 – Capital Requirements
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of September 30, 2024 and December 31, 2023, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of September 30, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2024
Leverage ratio (CBLR election)	$131,295	20.3%	$58,265	9.0%
December 31, 2023
Leverage ratio (CBLR election)	$116,108	20.7%	$50,441	9.0%
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
The Company has not paid any cash dividends on its common stock since inception and it does not intend to pay cash dividends in the foreseeable future. However, the Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory capital ratio requirements are met. The Company plans to maintain capital ratios that meet or exceed the well-capitalized standards per the regulations and, therefore, would limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.
Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of September 30, 2024 and December 31, 2023, the Bank’s available line of credit with the FHLB to borrow in overnight funds was $25.0 million and $30.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of September 30, 2024 and December 31, 2023, no amounts were outstanding under the line of credit. Loans totaling $41.6 million and $46.9 million were pledged to secure the FHLB line of credit as of September 30, 2024 and December 31, 2023, respectively.
Other Lines of Credit
At September 30, 2024 and December 31, 2023, the Bank had the ability to access $41.9 million and $11.4 million, respectively, from the Federal Reserve Bank’s Discount Window on a collateralized basis. At September 30, 2024, the Federal Reserve Bank’s Bank Term Funding Program was no longer active. At December 31, 2023, the Bank had the ability to access $0.8 million from the Federal Reserve Bank’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at September 30, 2024 and December 31, 2023. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at September 30, 2024 and December 31, 2023. The Bank had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2024 and December 31, 2023.
Commitments to Extend Credit
In the ordinary course of business, the Bank has entered into commitments to extend credit to customers which have not yet been exercised. These financial instruments include commitments to extend credit in the form of loans. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s commitments to extend credit as of the dates indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown in the table below do not necessarily reflect the actual future cash funding requirements.
At September 30, 2024 and December 31, 2023, financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
($ in thousands)	2024	2023
Revolving, open-end lines of credit	$2,106	$1,630
Commercial real estate	17,742	17,421
Other unused commitments	944	724
	$20,792	$19,775

Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.4 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.
Note 7 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of the Company’s common stock The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million. On July 25, 2023 the Company entered into a definitive agreement, as amended, to purchase from certain members of BFG an additional 10% membership interest in exchange for shares of common stock of the Company. On February 5, 2024, the transaction was consummated and the Company issued in the aggregate 339,176 shares of common stock of the Company in a private placement to the sellers in exchange for the additional membership interest in BFG. The second transaction increased the Company’s total ownership interest in BFG to 20%. The ownership interest consists of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 15.3% of the aggregate membership interests of BFG.
The remaining 80% of the outstanding membership interests are Class A Voting Units. Based on the Company’s accounting policy with respect to investments in limited liability companies, the Company concluded that its level of ownership was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations.
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
For further discussion on the Company’s investment in BFG, see Note 9 - Fair Value of Financial Instruments and 11 - Related Party Transactions.
Note 8 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At September 30, 2024, 445,334 shares under the 2019 Plan were available for future issuance.

The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. No shares were granted under the 2016 Plan prior to 2018. At September 30, 2024, 2,189 shares under the 2016 Plan were available for future issuance.
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
Under the Plans, if an award expires or becomes un-exercisable without having been exercised in full, or is surrendered pursuant to an exchange program, the unpurchased shares that were subject thereto shall become available for future grant or sale under the Plans. However, shares that have actually been issued under the Plans, or upon exercise of an award, shall not be returned to the Plans and shall not become available for future distribution under the Plans, except that if unvested shares of restricted stock are repurchased by the Company at their original purchase price, such shares shall become available for future grant under the Plans.
Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Stock options	$54	$129	$184	$366
Restricted shares	712	370	1,151	1,183
Total	$766	$499	$1,335	$1,549
During the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company recognized a de minimis income tax benefit for stock-based compensation. As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.2 million and $3.8 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.1 years and 3.2 years, respectively.
Note 9 – Fair Value of Financial Instruments
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2024 and 2023.
The following methods were used to estimate the fair value of each class of financial instruments on a recurring basis:
Investment securities available-for-sale: Investment securities available-for-sale consist of U.S. Treasury securities and are carried at fair value. The Company estimates the fair value of investment securities available-for-sale using current active market quotes, if available, which are considered Level 1 measurements. Level 1 measurements include securities issued by the U.S. Treasury.
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.5% discount to non-voting shares to arrive at fair value as of September 30, 2024 and December 31, 2023. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. See Note 6 - Commitments and Contingencies and Note 11 - Related Party Transactions for more information.
The table below presents the Company's financial instruments valued on a recurring basis at the dates indicated:

		September 30, 2024	December 31, 2023
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
Investment securities available-for-sale	1	$30,472	$—
Investment in BFG	3	$7,900	$4,200
The table below presents a reconciliation of our investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$8,000	$4,500	$4,200	$4,800
Purchase of BFG ownership interest	—	—	4,125	—
Change in fair value of BFG	(100)	(500)	(425)	(800)
Ending balance	$7,900	$4,000	$7,900	$4,000

The table below presents the Company’s financial instruments valued on a nonrecurring basis at the dates indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Nonrecurring assets:
Individually evaluated loans	$29,882	$—	$—	$29,882
December 31, 2023
Nonrecurring assets:
Individually evaluated loans	$27,127	$—	$—	$27,127
Individually evaluated loans – The loan amount above represents loans individually evaluated that have been adjusted to the lower of cost or fair value. When collateral-dependent loans are individually evaluated, they are measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss, if any, represents charge-offs on loans when the fair value of the collateral is less than the carrying amount of the loan.
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of September 30, 2024 and December 31, 2023:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2024
Individually evaluated loans	$29,882	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2023
Individually evaluated loans	$27,127	Market comparable	Discount to appraisal value for estimated selling costs	7.57%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of September 30, 2024 and as of December 31, 2023 are shown in the following table:

($ in thousands)	September 30, 2024 Range (Weighted Average)	December 31, 2023 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	12.7%	11.0%
Expense growth rate	13.9%	13.4%
Discount rate	25.0%	20.0%

Guideline Public Company
Multiples of enterprise value	4.0x to 5.3x	3.5x to 5.5x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the dates indicated:

	September 30, 2024
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,768	$85,768	$85,768	$—	$—
Investment securities available-for-sale	30,472	30,472	30,472	—	—
Investment securities held-to-maturity	13,270	12,182	—	12,182	—
Investment in FHLB stock	349	349	—	349	—
Loans held for investment, net	418,065	412,316	—	—	412,316
Strategic Program loans held-for-sale	84,000	84,000	—	84,000	—
Accrued interest receivable	3,098	3,098	—	3,098	—
SBA servicing asset, net	3,261	3,261	—	3,261	—
Investment in BFG	7,900	7,900	—	—	7,900
Financial liabilities:
Total deposits	$488,659	$476,596	$—	$476,596	$—
Accrued interest payable	647	647	—	647	—
PPPLF	106	106	—	106	—

	December 31, 2023
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$116,975	$116,975	$116,975	$—	$—
Investment securities held-to-maturity	15,388	13,809	—	13,809	—
Investment in FHLB stock	238	238	—	238	—
Loans held for investment, net	358,560	360,032	—	—	360,032
Strategic Program loans held-for-sale	47,514	47,509	—	47,509	—
Accrued interest receivable	3,573	3,573	—	3,573	—
SBA servicing asset, net	4,231	4,231	—	4,231	—
Investment in BFG	4,200	4,200	—	—	4,200
Financial liabilities:
Total deposits	$404,833	$394,195	$—	$394,195	$—
Accrued interest payable	619	619	—	619	—
PPPLF	190	190	—	190	—
Note 10 – Income Taxes
For the three months ended September 30, 2024 and 2023, income tax expense was $1.2 million and $1.7 million, respectively, resulting in an effective income tax rate of 25.1% and 26.1%, respectively. For the nine months ended September 30, 2024 and 2023, income tax expense was $3.3 million and $4.7 million, respectively, resulting in an effective income tax rate of 25.2% and 26.1%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three and nine months ended September 30, 2024 due primarily to the resolution of state tax matters, and the effects of state income taxes and stock-based compensation. The effective tax rate differs from the statutory rate of 21.0% during the three and nine months ended September 30, 2023 due primarily to the effects of state income taxes, stock-based compensation and nondeductible compensation.

Note 11 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of September 30, 2024 and December 31, 2023. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.9 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively.
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 7 - Investment in Business Funding Group, the Company has a 20% ownership in the outstanding membership units of BFG. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG. The Company paid commission fees to BFG in the amounts of $0.7 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company received distributions from BFG in the amounts of $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. These distributions were recorded in the consolidated statements of income in other miscellaneous income.
Note 12 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$3,454	$4,804	$9,949	$13,303
Amount allocated to participating common shareholders(1)	(143)	(89)	(267)	(209)
Net income allocated to common shareholders	$3,311	$4,715	$9,682	$13,094
Denominator:
Weighted average shares outstanding, basic	12,658,557	12,387,392	12,596,496	12,565,218
Weighted average effect of dilutive securities:
Stock options	472,132	403,012	458,391	374,092
Warrants	127,146	77,803	112,428	69,523
Weighted average shares outstanding, diluted	13,257,835	12,868,207	13,167,315	13,008,833
Earnings per share, basic	$0.26	$0.38	$0.77	$1.04
Earnings per share, diluted	$0.25	$0.37	$0.74	$1.01

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	64,686	116,135	91,629	605,896
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
Note 13 – Subsequent Events
Subsequent to September 30, 2024, ten loans with aggregate outstanding principal of $7.7 million were placed into nonaccrual status. $2.5 million of the outstanding principal is guaranteed by the SBA. The loans were accruing interest and categorized as 30-89 days past due at September 30, 2024 (see Note 3 – Loans Held for Investment and Allowance for Credit Losses). The pledge of other collateral also secures each of these loans.

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
Critical Accounting Estimates
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
Our critical accounting estimates primarily relate to the allowance for credit losses, stock-based compensation and income taxes. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 in our 2023 Form 10-K for information on our critical accounting policies related to these critical accounting estimates.
There have been no material changes during the nine months ended September 30, 2024 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.
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

Executive Summary
This executive summary provides certain 2024 and 2023 financial highlights from the discussion and analysis that follows:

•For the three months ended September 30, 2024, originations increased to $1.4 billion from $1.1 billion when compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, originations increased to $3.7 billion from $3.1 billion when compared to the nine months ended September 30, 2023. New Strategic Programs and organic growth through existing programs contributed to the increase in loan originations for both comparative periods.
•Net interest margin (“NIM”) was 9.70% for the three months ended September 30, 2024, compared to 11.77% for the three months ended September 30, 2023. NIM was 10.05% for the nine months ended September 30, 2024, compared to 12.11% for the nine months ended September 30, 2023. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities. NIM decreased in both periods principally as a result of FinWise having diversified its revenue sources by lending to lower risk borrowers with lower yields on loans.
•FinWise generated $3.5 million and $4.8 million of net income for the three months ended September 30, 2024 and 2023, respectively, and $9.9 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. Net income declined in both comparative periods as FinWise invested in expansion of its product offerings and supporting business infrastructure.
•Total assets increased by $96.8 million to $683.0 million as of September 30, 2024 compared to December 31, 2023, principally in loans and investment securities. We believe our strong capital levels support our current and planned growth strategy.
Strategic Program Service Providers
During the nine months ended September 30, 2024, we entered into the following new strategic program relationships:
•We enhanced our portfolio of private student loan products through our new strategic lending program with Earnest, to help students and their families with education financing.

•We announced our first strategic payments program with Hank Payments Corp. to offer modernized payments and cash management solutions to our customers.

•We announced our new strategic lending program with Plannery to offer a debt consolidation platform exclusively for healthcare professionals.

•We announced the launch of a new strategic lending program with PowerPay to offer consumers a simple and affordable lending solution for home improvement and elective health care purchases.
We have introduced our Payments (MoneyRails™) and Bank Identification Number (“BIN”) Sponsorship products which, together with our Strategic Programs, comprise the Bank’s Fintech Banking & Payment Solutions offerings. Payments (MoneyRails™) and BIN Sponsorship connect our customers to the Bank’s API-driven banking services ledger. Payments (MoneyRails™) and BIN Sponsorship remain under development.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Interest income	$18,924	$17,212	9.9%	$54,991	$46,482	18.3%
Interest expense	(4,161)	(2,801)	48.6%	(11,607)	(6,290)	84.5%
Net interest income	14,763	14,411	2.4%	43,384	40,192	7.9%
Provision for credit losses	(2,157)	(3,070)	(29.7)%	(7,696)	(8,429)	(8.7)%
Non-interest income	6,054	4,892	23.8%	16,882	15,299	10.3%
Non-interest expense	(14,049)	(9,733)	44.3%	(39,272)	(29,061)	35.1%
Provision for income taxes	(1,157)	(1,696)	(31.8)%	(3,349)	(4,698)	(28.7)%
Net income	$3,454	$4,804	(28.1)%	$9,949	$13,303	(25.2)%
Net Interest Income and NIM
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
Net interest income increased for the three months ended September 30, 2024, compared to the same period in 2023 primarily due to increases in the average balances of our loans held-for-sale and loans held for investment portfolios, partially offset by yield decreases on those same portfolios as well as increased rates and volumes on the certificate of deposit balances. Net interest income for the three months ended September 30, 2024, includes a $0.5 million one-time decrease for accrued interest not previously reversed at the time loans were deemed nonperforming. NIM decreased to 9.70% for the three months ended September 30, 2024 from 11.77% for the three months ended September 30, 2023 primarily from our strategy to reduce average credit risk in the loan portfolio by increasing our investment in higher quality but lower yielding loans combined with the increased cost of funds as the Bank competed in the national deposit market for funds to support our asset growth.
Net interest income increased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to volume increases in the loans held for investment and loans held-for-sale portfolios and was partially offset by increased volume and rate in the certificates of deposit portfolio which also contributed to the increase in our cost of funds. NIM decreased to 10.05% for the nine months ended September 30, 2024 from 12.11% for the nine months ended September 30, 2023 primarily from our strategy to reduce average credit risk in the loan portfolio combined with the increased cost of funds as the Bank competed in the national deposit market for funds to support our asset growth. Also contributing to the decrease in NIM was the previously described one-time decrease in net interest income.
Average Balances and Yields. The following tables present average balances for assets and liabilities, the total dollar amounts of interest income from interest-earning assets, the total dollar amounts of interest expense on interest-bearing liabilities, the resulting average yields and costs, and NIM. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balances for assets or liabilities, respectively, for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Average balances have been calculated using daily averages.

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$78,967	$1,036	5.22%	$116,179	$1,569	5.36%
Investment securities	33,615	298	3.53%	14,958	88	2.34%
Loans held-for-sale	70,123	4,913	27.87%	38,410	3,823	39.49%
Loans held for investment[1]	422,820	12,677	11.93%	316,220	11,732	14.72%
Total interest-earning assets	605,525	18,924	12.43%	485,767	17,212	14.06%
Noninterest-earning assets	56,290			27,240
Total assets	$661,815			$513,007
Interest-bearing liabilities:
Demand	$55,562	$547	3.92%	$48,303	$483	3.96%
Savings	9,538	18	0.76%	9,079	17	0.74%
Money market accounts	13,590	127	3.72%	15,140	142	3.73%
Certificates of deposit	262,537	3,469	5.26%	183,273	2,159	4.67%
Total deposits	341,227	4,161	4.85%	255,795	2,801	4.34%
Other borrowings	112	—	0.35%	235	—	0.35%
Total interest-bearing liabilities	341,339	4,161	4.85%	256,030	2,801	4.34%
Noninterest-bearing deposits	127,561			92,077
Noninterest-bearing liabilities	25,536			16,299
Shareholders’ equity	167,379			148,601
Total liabilities and shareholders’ equity	$661,815			$513,007
Net interest income and interest rate spread[2]		$14,763	7.58%		$14,411	9.72%
Net interest margin[3]			9.70%			11.77%
Ratio of average interest-earning assets to average interest- bearing liabilities			177.40%			189.73%

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$98,741	$3,989	5.40%	$105,948	$3,993	5.04%
Investment securities	21,144	496	3.13%	14,415	237	2.20%
Loans held-for-sale	55,946	12,659	30.22%	36,974	10,744	38.85%
Loans held for investment[1]	400,983	37,847	12.61%	286,302	31,508	14.71%
Total interest-earning assets	576,814	54,991	12.73%	443,639	46,482	14.01%
Noninterest-earning assets	48,534			24,287
Total assets	$625,348			$467,926
Interest-bearing liabilities:
Demand	$59,993	$1,491	3.32%	$44,669	$1,294	3.87%
Savings	9,702	56	0.78%	8,245	37	0.61%
Money market accounts	11,128	305	3.66%	13,748	310	3.01%
Certificates of deposit	251,127	9,755	5.19%	146,914	4,648	4.23%
Total deposits	331,950	11,607	4.67%	213,576	6,289	3.94%
Other borrowings	142	—	0.35%	266	1	0.35%
Total interest-bearing liabilities	332,092	11,607	4.67%	213,842	6,290	3.93%
Noninterest-bearing deposits	103,669			93,247
Noninterest-bearing liabilities	26,265			15,687
Shareholders’ equity	163,322			145,150
Total liabilities and shareholders’ equity	$625,348			$467,926
Net interest income and interest rate spread[2]		$43,384	8.06%		$40,192	10.08%
Net interest margin[3]			10.05%			12.11%
Ratio of average interest-earning assets to average interest- bearing liabilities			173.69%			207.46%

1 Loans placed on nonaccrual status are included in loan balances.
2 Interest spread is the weighted average yield on interest-earning assets, less the weighted average rate incurred on interest-bearing liabilities.
3 Net interest margin is net interest income, expressed as a percentage of average earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(40)	$(493)	$(533)	$(99)	$95	$(4)
Investment securities	61	149	210	123	136	259
Loans held-for-sale	(603)	1,693	1,090	(1,460)	3,375	1,915
Loans held for investment	(1,216)	2,161	945	(3,525)	9,864	6,339
Total interest income	(1,798)	3,510	1,712	(4,961)	13,470	8,509
Interest expense:
Demand	(5)	69	64	(141)	338	197
Savings	—	1	1	12	7	19
Money market accounts	—	(15)	(15)	(42)	37	(5)
Certificates of deposit	293	1,017	1,310	1,236	3,870	5,106
Total interest-bearing liabilities	288	1,072	1,360	1,065	4,252	5,317
Change in net interest income	$(2,086)	$2,438	$352	$(6,026)	$9,218	$3,192
Provision for Credit Losses
The decrease in our provision for credit losses for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily related to our periodic assessment of the qualitative factors resulting in the removal of the qualitative factor related to COVID, and modestly lower net charge-offs, partially offset by an increase in other qualitative factors.
Non-interest Income
The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest income:
Strategic Program fees	$4,862	$3,945	$917	23.2%
Gain on sale of loans	393	357	36	10.1%
SBA loan servicing fees, net	87	(138)	225	163.0%
Change in fair value on investment in BFG	(100)	(500)	400	(80.0%)
Other miscellaneous income	812	1,228	(416)	(33.9%)
Total non-interest income	$6,054	$4,892	$1,162	23.8%
The increase in total non-interest income for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to increased fees associated with the higher origination volume of Strategic Program loans, partially offset by a decrease in other miscellaneous income related to a $0.6 million gain on the resolution of a forbearance agreement in our SBA lending program recognized in the third quarter of 2023.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest income:
Strategic Program fees	$12,862	$11,684	$1,178	10.1%
Gain on sale of loans	1,164	1,244	(80)	(6.5%)
SBA loan servicing fees, net	957	1,271	(314)	(24.7%)
Change in fair value on investment in BFG	(425)	(800)	375	(46.8%)
Other miscellaneous income	2,324	1,900	424	22.3%
Total non-interest income	$16,882	$15,299	1,583	10.3%
The increase in total non-interest income for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to increased fees associated with the higher origination volume of Strategic Program loans and increased rental income on our commercial operating leases, which is included in other miscellaneous income.
Non-interest Expense
The following tables present, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$9,659	$6,416	$3,243	50.5%
Professional services	1,331	750	581	77.5%
Occupancy and equipment expenses	1,046	958	88	9.2%
Other operating expenses	2,013	1,609	404	25.1%
Total non-interest expense	$14,049	$9,733	$4,316	44.3%
The increase in total non-interest expense for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in salaries and employee benefits due mainly to an increase in the number of employees, a catch-up in bonus accrual expense of $0.4 million to reflect updated performance award estimates, and amortization of the 2024 deferred compensation awards totaling $0.6 million. Increases in professional services were mainly attributable to increased contract expenses of $0.5 million and increases in other operating expenses related to data processing costs of $0.3 million to support the growth in our business infrastructure.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$25,830	$18,354	$7,476	40.7%
Professional services	4,180	3,529	651	18.4%
Occupancy and equipment expenses	3,147	2,388	759	31.8%
Other operating expenses	6,115	4,790	1,325	27.7%
Total non-interest expense	$39,272	$29,061	$10,211	35.1%
The increase in total non-interest expense for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in salaries and employee benefits due mainly to an increase in the number of employees, the aforementioned bonus accrual catch-up of $0.4 million, and amortization of the 2024 deferred compensation awards totaling $0.8 million. Increases in occupancy and equipment expense totaling $0.6 million resulted primarily from an increase in depreciation on operating lease equipment while increases in professional fees totaling $0.6 million resulted primarily from an increase in audit fees and contract services. The increase in other operating expenses was primarily driven by increases in data processing costs of $0.4 million, SBA program fees and underwriting related to SBA loans of $0.4 million, and a charge related to potential bad debt expense on our program receivables of $0.4 million.
Provision for Income Taxes
Our provision for income taxes for the three and nine months ended September 30, 2024 and 2023 resulted in an effective income tax rate of 25.1%, 26.1%, 25.2% and 26.1%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three and nine months ended September 30, 2024 due primarily to the resolution of state tax matters, the effects of state taxes and the tax effect of stock-based compensation. The effective tax rate differed from the federal statutory rate of 21.0% for the three and nine months ended September 30, 2023 primarily due to the effects of state income taxes, the tax effect of stock-based compensation and nondeductible compensation related to Section 162(m) of the Internal Revenue Code.
Net Income
The changes in net income for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily the result of the factors discussed above.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	As of		Change
($ in thousands)	September 30, 2024	December 31, 2023	$	%

Interest-bearing deposits in other banks	$78,063	$116,564	$(38,501)	(33.0)%
Investment securities available-for-sale, at fair value	30,472	—	30,472	100.0%
Investment securities held-to-maturity, net	13,270	15,388	(2,118)	(13.8)%
Loans held for investment, net	418,065	358,560	59,505	16.6%
Total assets	683,031	586,221	96,810	16.5%
Deposits	488,659	404,833	83,826	20.7%
Total liabilities	512,661	431,165	81,496	18.9%
Total shareholders' equity	170,370	155,056	15,314	9.9%
Total equity to total assets	24.9%	26.5%		(5.7)%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2023 to September 30, 2024, was primarily due to the purchase of the investment securities available-for-sale. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are at the Federal Reserve.
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

The following table summarizes the weighted-average yields of our investment securities at September 30, 2024. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.68%	4.19%	—%	—%	4.23%

Securities held-to-maturity:
Mortgage-backed securities	—%	—%	2.25%	1.73%	1.87%
Collateralized mortgage obligations	—%	—%	3.15%	3.07%	3.08%
Total	4.68%	4.19%	2.52%	2.52%	3.70%
There were no calls, sales or maturities of securities during the nine months ended September 30, 2024 and 2023.
At September 30, 2024, we had a total of seventeen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities. At December 31, 2023, we had a total of nineteen securities in an unrealized loss position, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities.
Loan Portfolio Program Summary
The following table summarizes our gross loan portfolio held for investment by loan program as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
($ in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$251,439	57.9%	$239,922	64.5%
Commercial leases	64,277	14.8%	38,110	10.2%
Commercial, non-real estate	3,025	0.7%	2,457	0.7%
Residential real estate	41,391	9.5%	38,123	10.2%
Strategic Program loans	19,409	4.5%	19,408	5.2%
Commercial real estate:
Owner occupied	32,480	7.5%	20,798	5.6%
Non-owner occupied	2,736	0.7%	2,025	0.5%
Consumer	19,206	4.4%	11,372	3.1%
Total loans held for investment, gross	$433,963	100.0%	$372,215	100.0%
(1)SBA loans as of September 30, 2024 and December 31, 2023 include $154.5 million and $131.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
We manage our loan portfolio based on factors that include concentrations per loan program and aggregated portfolio, industry of operation and geographies. We also monitor the impact of identified and estimated losses on capital as well as the pricing characteristics of each product. The following provides a general description and the risk characteristics relevant to each of the products. Each loan is assigned a risk grade during the origination and closing process by credit administration personnel based on criteria described later in this section. We analyze the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. This ratings analysis is performed at least quarterly.
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
As of September 30, 2024 and December 31, 2023, we had total SBA 7(a) loans of $251.4 million and $239.9 million, respectively, representing 57.9% and 64.5% of our total loans held for investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held for investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.
Commercial leases
As of September 30, 2024 and December 31, 2023, we had total commercial leases of $64.3 million and $38.1 million, respectively, representing 14.8% and 10.2% of our total loans held for investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of September 30, 2024 and December 31, 2023, we had total commercial non-real estate loans of $3.0 million and $2.5 million, respectively, representing 0.7% and 0.7% of our total loans held for investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of September 30, 2024 and December 31, 2023, we had total residential real estate loans of $41.4 million and $38.1 million, respectively, representing 9.5% and 10.2% of our total loans held for investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured and secured consumer and business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of September 30, 2024 and December 31, 2023, we had total Strategic Program loans held for investment of $19.4 million and $19.4 million, respectively, representing 4.5% and 5.2% of our total loans held for investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of September 30, 2024 and December 31, 2023, we had total commercial real estate loans of $35.2 million and $22.8 million, respectively, representing 8.1% and 6.1% of our total loans held for investment, respectively. Of these amounts, $32.5 million and $20.8 million represented owner occupied properties as of September 30, 2024 and December 31, 2023, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of September 30, 2024 and December 31, 2023, we had total consumer loans of $19.2 million and $11.4 million, respectively, representing 4.4% and 3.1% of our total loans held for investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of September 30, 2024:

As of September 30, 2024	Remaining Contractual Maturity Held for Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$452	$743	$1,762	$1,132	$4,089
Commercial leases	16,911	45,126	2,240	—	64,277
Commercial, non-real estate	687	1,926	412	—	3,025
Residential real estate	6,774	3,423	57	—	10,254
Strategic Program loans	14,410	4,638	330	—	19,378
Commercial real estate
Owner occupied	1,844	558	—	—	2,402
Non-owner occupied	157	338	647	53	1,195
Consumer	5,216	13,001	989	—	19,206
Subtotal fixed rate loans	46,451	69,753	6,437	1,185	123,826

Variable rate loans:
SBA	18,489	73,291	105,754	49,816	247,350
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	27,971	1,724	1,442	—	31,137
Strategic Program loans	3	13	15	—	31
Commercial real estate
Owner occupied	2,749	10,332	13,899	3,098	30,078
Non-owner occupied	1,524	17	—	—	1,541
Consumer	—	—	—	—	—
Subtotal variable rate loans	50,736	85,377	121,110	52,914	310,137
Total	$97,187	$155,130	$127,547	$54,099	$433,963
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
A nonaccrual asset may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when asset otherwise becomes well secured and is not in the process of collection.

Any loan which we deem to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. In general, loans that are past due for 90 days or more are charged off unless the loan is both well secured and in the process of collection. Consumer loans and credit card balances are charged off at 120 days and 180 days, respectively. We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our loan officers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
We had a total of $30.6 million in nonperforming assets which included $0.9 million in material loan modifications at September 30, 2024. The amount of nonperforming assets as of September 30, 2024 includes $17.8 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $27.1 million in nonperforming assets which included $0.4 million in material loan modifications at December 31, 2023. The amount of nonperforming assets as of December 31, 2023 includes $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets and material loan modifications from the prior period was primarily attributable to several loans in the SBA 7(a) loan portfolio moving to nonperforming status. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default is elevated and may result in additional delinquencies in future periods.
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
Accurate and timely loan risk grading is considered a critical component of an effective credit risk management system. Loan grades take into consideration the borrower’s financial condition, industry trends, and the economic environment. Loan risk grades are changed as necessary to reflect the risk inherent in the loan. Among other things, we use loan risk grading information for loan pricing, risk and collection management and determining credit loss reserve adequacy. Further, on a quarterly basis, the Loan Committee holds a Loan Risk Grade meeting, wherein all loans in our portfolio are reviewed for accurate risk grading. Any changes are made after the Loan Risk Grade meeting to provide for accurate reporting. Reporting is achieved in Loan Committee minutes, which minutes are reviewed by the Board. We supplement credit department supervision of the loan underwriting, approval, closing, servicing and risk grading process with periodic loan reviews by risk department personnel specific to the testing of controls.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
ACL:
Beginning balance	$13,127	$12,321	$12,888	$11,985
Impact of ASU 2016-13 adoption(1)	—	—	—	257
Adjusted beginning balance	13,127	12,321	12,888	12,242
Provision for credit losses	1,944	2,910	7,482	8,253
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	(27)	—	(91)	(121)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	(103)	(31)	(628)	(153)
Non-owner occupied	(221)	—	(221)	—
Commercial and industrial	(96)	(107)	(334)	(191)
Consumer	(15)	(28)	(74)	(47)
Lease financing receivables	(113)	—	(293)	—
Strategic Program loans	(2,360)	(2,748)	(7,268)	(8,289)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	3	3	59	87
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	219	—	222	—
Non-owner occupied	—	389	—	389
Commercial and industrial	2	18	17	21
Consumer	4	2	5	2
Lease financing receivables	8	—	15	—
Strategic Program loans	289	257	882	793
Ending balance	$12,661	$12,986	$12,661	$12,986
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.

The following tables show the allocation of the ACL as of September 30, 2024 and December 31, 2023. The ACL related to Strategic Programs constitutes 48.1% and 54.8% of the total ACL while comprising 4.5% and 5.2%, respectively, of total loans held for investment as of September 30, 2024 and December 31, 2023, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	September 30, 2024
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$712	5.6%
Residential real estate	781	6.2%
Residential real estate multifamily	34	0.3%
Commercial real estate
Owner occupied	2,769	21.9%
Non-owner occupied	141	1.1%
Commercial and industrial	371	2.9%
Consumer	530	4.2%
Lease financing receivables	1,234	9.7%
Strategic Program loans	6,089	48.1%
Total	$12,661	100.0%

	December 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$316	2.4%
Residential real estate	956	7.4%
Residential real estate multifamily	6	0.1%
Commercial real estate
Owner occupied	3,336	25.9%
Non-owner occupied	282	2.2%
Commercial and industrial	361	2.8%
Consumer	211	1.6%
Commercial leases	355	2.8%
Strategic Program loans	7,065	54.8%
Total	$12,888	100.0%

The following table reflects the ratios of the ACL to total loans held for investment (“LHFI”), nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of September 30, 2024.

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	1.3%	2.3%	56.2%
Residential real estate multifamily	2.3%	—%	—%
Commercial real estate
Owner occupied	1.5%	12.9%	11.4%
Non-owner occupied	1.1%	24.4%	4.5%
Commercial and industrial	1.0%	2.4%	43.0%
Consumer	2.8%	—%	—%
Lease financing receivables	1.9%	0.3%	657.3%
Strategic Program loans	31.4%	—%	—%
Total	2.9%	6.9%	42.4%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total loans held for investment, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2023.

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
When comparing September 30, 2024 to December 31, 2023, the decrease in ACL to total loans held for investment was primarily due to the reduction in Strategic Program loans held for investment. The decrease in nonaccrual loans to total loans held for investment as shown above was primarily due to the growth in the loans held for investment portfolio. The decrease in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the nonaccrual loans concentrated in the SBA product which has a lower risk profile than the Strategic Program loans.

The following table summarizes net charge-offs (“NCO”), average loans and the ratio of NCO to average loans for the periods indicated:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans
Construction and land development	$—	$29,027	—%	$—	$26,102	—%
Residential real estate	24	58,504	0.2%	(3)	38,805	—%
Residential real estate multifamily	—	1,318	—%	—	579	—%
Commercial real estate
Owner occupied	(116)	189,657	(0.2)%	31	168,996	0.1%
Non-owner occupied	221	18,610	4.7%	(389)	10,752	(14.4)%
Commercial and industrial	94	29,734	1.3%	89	17,943	2.0%
Consumer	11	17,128	0.3%	26	6,398	1.6%
Lease financing receivables	105	60,284	0.7%	—	26,161	—%
Strategic Program loans	2,071	18,559	44.4%	2,491	20,485	48.2%
Total	$2,410	$422,821	2.3%	$2,245	$316,220	2.8%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Net Charge- Offs	Average Loans	NCO to Average Loans	Net Charge- Offs	Average Loans	NCO to Average Loans
Construction and land development	$—	$29,417	—%	$—	$26,690	—%
Residential real estate	32	55,348	0.1%	34	33,465	0.1%
Residential real estate multifamily	—	1,084	—%	—	519	—%
Commercial real estate
Owner occupied	406	188,512	0.3%	153	150,641	0.1%
Non-owner occupied	221	16,884	1.7%	(389)	11,290	(4.6)%
Commercial and industrial	317	25,274	1.7%	170	16,445	1.4%
Consumer	69	14,993	0.6%	45	5,991	1.0%
Lease financing receivables	278	52,101	0.7%	—	19,222	—%
Strategic Program loans	6,386	18,112	47.1%	7,496	22,039	45.5%
Total	$7,709	$401,725	2.6%	$7,509	$286,302	3.5%
The total ratio of NCO to average loans outstanding was lower during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, primarily due to the loan portfolio growth in loans deemed to have less credit risk.
Total Assets
Total assets at September 30, 2024 were $683.0 million, an increase of $96.8 million from December 31, 2023. The increase in total assets was primarily due to the increase in loans held for investment, net of $59.5 million, mainly attributable to the growth in our commercial lease, SBA and commercial real estate - owner occupied portfolios, Strategic Program loans held-for-sale of $36.5 million, and investment securities available-for-sale of $30.5 million. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $38.5 million used to purchase the investment securities available-for-sale. These changes were consistent with our strategy to grow assets in lower risk revenue producing products.
Deposits
Deposits are the major source of funding for us. We offer a variety of deposit products including interest and noninterest bearing demand accounts, HSA demand deposits, money market and savings accounts and certificates of deposit, all of which we market at competitive pricing. We generate deposits from our customers on a relationship basis and through access to national institutional and brokered deposit sources. We also generate deposits in relation to our Strategic Programs in the form of reserve accounts as discussed above. These deposits add an element of flexibility in that they tend to increase or decrease in relation to the size of or Strategic Program loan portfolio. In addition to the reserve account, some Strategic Program loan originators maintain operating deposit accounts with us.
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	September 30, 2024		December 31, 2023
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$142,785	29.2%	$95,486	23.6%
Interest-bearing deposits:
Demand	58,984	12.1%	50,058	12.4%
Savings	9,592	1.9%	8,633	2.1%
Money markets	15,027	3.1%	11,661	2.9%
Time certificates of deposit	262,271	53.7%	238,995	59.0%
Total period end deposits	$488,659	100.0%	$404,833	100.0%
Our deposits increased from December 31, 2023 to September 30, 2024 by $83.8 million, or 20.7%, primarily due to increases in noninterest-bearing demand deposits of $47.3 million, or 49.5%, and brokered time deposits of $14.1 million, or 6.6%. Deposits are used to fund our lending programs. As of September 30, 2024, $205.0 million of time certificates of deposit were callable giving us the ability to terminate the callable deposits and replace them with lower cost callable or non-callable deposits should it be economically beneficial for us to do so.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total uninsured deposits were $183.8 million and $136.9 million as of September 30, 2024 and December 31, 2023, respectively. Uninsured deposits at the Bank as of September 30, 2024 include $44.0 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $48.9 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at September 30, 2024 is as follows:

	September 30, 2024
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$84	$—	$2,456	$219	$2,759
Total Liabilities
Total liabilities increased to $512.7 million, or 18.9%, as of September 30, 2024 from $431.2 million as of December 31, 2023 primarily due to an increase in deposits as discussed above.

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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to control the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash and due from banks and interest bearing deposits, were 12.6% of total assets at September 30, 2024.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. At September 30, 2024, we had the ability to access $41.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. The Bank had an available unsecured line of credit with two correspondent banks to borrow up to $6.1 million in overnight funds. We also maintain a $25.0 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2024. In long term borrowings, we had $0.1 million outstanding at September 30, 2024 related to the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF is secured by pledged Paycheck Protection Program (“PPP”) loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2024, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $85.8 million and constituted 12.6% of total assets. In addition, during the three months ended September 30, 2024, we purchased U.S. Treasury securities, which are classified as investment securities available-for-sale. These investment securities totaled $30.5 million at September 30, 2024 (4.5% of total assets) and can be readily sold. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $15.3 million to $170.4 million at September 30, 2024 compared to $155.1 million at December 31, 2023 primarily due to the purchase of additional equity interests in BFG in exchange for $4.1 million in FinWise Bancorp common stock and net income of $9.9 million.

We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 24.9% and 26.5% as of September 30, 2024 and December 31, 2023, respectively.
Our return on average equity was 8.3% and 12.8% for the three months ended September 30, 2024 and 2023, respectively and 8.1% and 12.3% for the nine months ended September 30, 2024 and 2023, respectively. Our return on average assets was 2.1% and 3.7% for the three months ended September 30, 2024 and 2023, respectively, and 6.3% and 3.8% for the nine months ended September 30, 2024 and 2023, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our business. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated pursuant to regulatory definitions and requirements. The sufficiency of capital and the Bank’s capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.
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
As of September 30, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2024, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2024:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$226,389	$226,389	$—	$—	$—
Time deposits	262,271	34,458	88,994	128,150	10,669
Operating lease obligations	5,824	1,078	2,253	2,390	103
Total	$494,484	$261,925	$91,247	$130,540	$10,772
Off-Balance-Sheet Financing Arrangements
In the normal course of business, we enter into certain off-balance sheet arrangements to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For details of our commitments to extend credit please See Note 6 - Commitments and Contingencies.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"), or privately negotiated transactions. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares. There were no repurchases of our common stock during the three months ended September 30, 2024. At September 30, 2024, 597,224 shares remain available for repurchase.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or, except as discussed below, a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2024. Our directors and officers participate in certain of our benefit plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

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

10.1*+	Form of Employee Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan
10.2*+	Form of Director Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).
* Filed herewith.
** The certifications attached hereto are not considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, or otherwise subject to the limitations of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
+ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FinWise Bancorp

Date: November 12, 2024	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)