Form 10-K
period 2024-12-31
Finwise Bancorp
filed 2025-03-26
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $110.7 million. The registrant had 13,216,440 shares of common stock, $0.001 par value, outstanding as of March 20, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

FinWise Bancorp

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K (this “Report”), unless we state otherwise or the context otherwise requires, references to “we,” “our,” “us,” “the Company” and “FinWise Bancorp” refer to FinWise Bancorp and its wholly owned subsidiaries, FinWise Bank (which we sometimes refer to as “FinWise Bank,” “FinWise,” “the Bank” or “our Bank,”) and FinWise Investment, LLC. References to “common stock” refer to our voting common stock.
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
•the ability of our Fintech Banking and Payment Solutions service providers to comply with regulatory regimes, and our ability to adequately oversee and monitor our Fintech Banking and Payment Solutions service providers;
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
•future equity and debt issuances;
•that the anticipated benefits new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where the Company and such other businesses operate; and
•other factors that are discussed below under Part I, Item 1A. Risk Factors.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report, including those discussed in the section entitled “Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements are based on information available to the Company as of the filing date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

SUMMARY OF RISK FACTORS
Our business, financial condition and results of operations are subject to a number of substantial risks and uncertainties. These risks are discussed more fully below under Part I, Item 1A. Risk Factors. Some of these risks include the following:
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
~~•~~credit risks, including risks related to the significance of SBA 7(a), Strategic Programs and construction loans in our portfolio, our relationship with BFG, our ability to effectively manage our credit risk and the potential deterioration of the business and economic conditions in our markets;
•liquidity and funding risks, including the risk that we will not be able to meet our obligations due to risks relating to our funding sources; and
•investment risks, including volatility in the trading of our common stock and limitations on our ability to pay dividends.
PART I
Item 1.    BUSINESS
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
The Company was formed in 2002 and acquired 100% of the stock of Utah Community Bank, a local community bank founded in 1999 focusing on real estate lending in and around the Salt Lake City, Utah MSA. While the Bank is our primary asset we also have a 20% membership interest in BFG, a Connecticut limited liability company, a nationally significant referral source for SBA loans and a legal lending facilitator. As described below, we have a right of first refusal to purchase additional interests in BFG from any selling member along with an option to purchase all of the interests from the remaining members through January 1, 2028. See “Our Relationship with Business Funding Group” below.
We originate, sell or hold loans in four main lending areas: (i) nationwide Strategic Programs, (ii) a multi-state SBA 7(a) lending program, (iii) residential and owner occupied commercial real estate lending, and (iv) multi-state equipment financing. We have principally relied on wholesale funding sources (brokered deposits, health savings accounts, and institutional deposits) to fund our lending activities but also have core deposits, and have utilized borrowings when we deem appropriate.
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
In January 2016, in contemplation of BFG acquiring voting securities of the Company, we entered into an agreement (the “Standstill Agreement”) with BFG whereby BFG agreed to abstain from certain actions that may evidence control of the Company. However, BFG did not and has not ever directly acquired voting securities of the Company, although four individuals associated with BFG did acquire shares of the Company as described below.
Between March 2018 and July 2018, in exchange for cash proceeds, we sold 1,476,090 shares representing approximately 23.4% of our issued and outstanding common stock at the time of such sale to four individuals associated with BFG and one individual not associated with BFG pursuant to change in control applications filed with the Federal Reserve Bank (“FRB”) and UDFI. The FRB determined that these five individuals were acting in concert, but that the shares purchased by the five individuals were not attributable to BFG for purposes of the Bank Holding Company Act of 1956, as amended.
In December of 2019, we acquired directly from four of the five individuals who acquired our shares in 2018, a 10% ownership interest in BFG in exchange for 950,784 newly issued shares of our common stock, representing 10.9% of our common stock outstanding at the time of purchase. The UDFI approved the acquisition of the additional shares of our common stock in the exchange by the four individuals and the FRB did not object, provided that no individual owns more than 9.9% of our issued and outstanding common stock (as calculated in accordance with the rules and regulations of the FRB).
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
On July 25, 2023, the Company entered into a definitive agreement, as amended, to purchase from certain members of BFG an additional 10% membership interest in exchange for shares of the Company’s common stock. On February 5, 2024, the transaction was consummated and the Company issued an aggregate 339,176 shares of the Company’s common stock in a private placement to the sellers in exchange for the additional membership interest in BFG. The second transaction increased the Company’s total ownership interest in BFG to 20%. The ownership interest consists of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 15.3% of the aggregate membership interests of BFG.
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
The following table presents the composition of our loans held-for-investment portfolio by lending program, as of December 31, 2024:

($ in thousands)	Total Loans	% of Loans in Category of Total Loans
SBA	$255,056	54.8%
Commercial leases	70,153	15.1%
Commercial, non-real estate	3,691	0.8%
Residential real estate	51,574	11.1%
Strategic Program loans	20,122	4.3%
Commercial real estate:
Owner occupied	41,046	8.8%
Non-owner occupied	1,379	0.3%
Consumer	22,212	4.8%
Total	$465,233	100.0%
Note: SBA loans in the table above include $158.7 million of SBA 7(a) loan balances that are guaranteed by the SBA.
SBA 7(a) Loans. Since 2014, we have utilized relationships with third parties (primarily BFG) to originate loans partially guaranteed by the SBA, to small businesses and professionals. Once originated, we will either retain the loans or sell the SBA-guaranteed portion (generally 75% of the principal balance) of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. Loan terms generally range from 120 to 300 months and interest rates generally range from the prime rate plus 200 basis points to the prime rate plus 275 basis points, as adjusted quarterly. During the year ended December 31, 2024, we originated approximately $68.2 million in SBA 7(a) loans and held approximately $255.1 million of SBA 7(a) loans on our balance sheet as of December 31, 2024 of which $158.7 million was guaranteed by the SBA and $96.3 million was unguaranteed. As of December 31, 2024, our loan portfolio is comprised of 20.7% in unguaranteed portions of SBA 7(a) loans and 34.1% in guaranteed portions of SBA 7(a) loans.
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

Commercial Leases. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These leases are generally secured by liens on business assets. Historically, we have retained these leases on our balance sheet for investment. As of December 31, 2024, our commercial leases comprised 15.1% of the Bank’s loans held-for-investment portfolio.
Commercial Non-Real Estate Loans. Commercial non-real estate includes loans made to commercial enterprises that are not secured by real estate. Any loan, line of credit, or letter of credit (including any unfunded commitments), and any interest the Bank obtains in such loans made by another lender, to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, but not for personal expenditure purposes are included in this category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment. As of December 31, 2024, our commercial non-real estate loans comprised 0.8% of the Bank’s loans held-for-investment portfolio.
Residential and Commercial Real Estate Loans. We operate a single branch location in Sandy, Utah. From this branch, we offer commercial and consumer banking services throughout the greater Salt Lake City, Utah MSA. These products are delivered using a high-touch service, relationship banking approach. The majority of the lending product consists of residential non-speculative construction loans which generate both non-interest income and interest income. Construction loan terms generally range from 9 to 12 months and interest rates currently range from the prime rate to the prime rate plus 200 basis points. All the loans generated through this branch are held on our balance sheet. As of December 31, 2024, our branch-based banking operations consisted of approximately $67.7 million in loans (including approximately $64.2 million of residential and commercial real estate loans).
Strategic Programs. We have established Strategic Programs with various third-party consumer and commercial loan origination platforms that use technology to streamline the origination of consumer and small commercial loans. We have selectively retained a portion of the Strategic Program loans or receivables based on the capacity and risk appetite of the Bank with the majority of Strategic Program originations being sold to investors. Our Strategic Programs loans held-for-investment cover a wide range of borrower credit profiles, loan terms and interest rates. During the year ended December 31, 2024, we originated approximately $4.9 billion in Strategic Program loans and had approximately $20.1 million in Strategic Program loans held-for-investment on our balance sheet at December 31, 2024. As of December 31, 2024, our Strategic Program held-for-investment loans comprised of 4.3% of the Bank’s loan portfolio.
Primarily, our loans secured by real estate are made to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and loans to individual consumers for construction of single-family homes in our market areas. Our commercial real estate loans primarily include owner-occupied and investment real estate deeds of trust. We also make loans for the acquisition of undeveloped land. As of December 31, 2024, our residential real estate loans comprised 11.1% of the Bank’s loans held-for-investment portfolio, and our commercial real estate loans comprised 9.1% of the Bank’s loans held-for-investment portfolio. The majority of our commercial real estate loans are owner occupied commercial real estate loans which comprise 8.8% of the Bank's loans held-for-investment portfolio. Construction loans are typically disbursed as construction progresses and carry variable interest rates. Our construction and development loans typically have terms that range from six months to nine months but may be extended depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
Consumer Loans. Consumer loans consist primarily of loans originated through our Point of Sale (“POS”) program. Since 2011, the Bank has offered collateralized and uncollateralized loans without prepayment penalties to finance the purchase of retail goods and services. Loan applications are submitted at the point-of-sale through an online portal. Historically, all of the loans originated through our POS lending program have been held on our balance sheet. We target super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719) and near-prime (FICO score of 640 through 660) borrowers. Loan terms are generally 60 months and interest rates current range from 7.0% to 14.5%. We utilize a high degree of automation in this program and track loan applications, analyze credit and approve loans by deploying a combination of internal and “off-the-shelf” technology solutions. The majority of the approximately $22.2 million in consumer loans outstanding as of December 31, 2024, that were not generated through our Strategic Programs were originated in connection with our POS lending program. During the year ended December 31, 2024, we originated approximately $19.2 million in POS loans and held approximately $21.2 million of POS loans on our balance sheet as of

December 31, 2024. As of December 31, 2024, our consumer loans comprised 4.8% of the Bank’s total loans held-for-investment portfolio.
Strategic Program Loans held-for-sale. The majority of originations of Strategic Program loans as described above are not maintained by us as loans held-for-investment. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank or another financial institution, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. This amount is usually set at a 1:1 ratio but may be restructured in certain circumstances as the relationship seasons or if the Strategic Program platform is an established company. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. Business checking and money market demand accounts associated with Strategic Program relationships held balances of approximately $113.6 million (including $54.0 million held as collateral) as of December 31, 2024. At December 31, 2024, we had $91.6 million in Strategic Program loans held-for-sale.
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
Our loan committee and board members are updated on a regular basis on all servicing and liquidation efforts. We believe such routine and recurring discussions amongst our loan committee members and board of directors help prevent oversight errors that may occur in improperly managed loan portfolios. Pursuant to our credit policy, our loan committee is required to consider loan grade updates at our quarterly meetings.
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
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits. The Bank’s legal lending limit on loans to a single borrower was approximately $23.0 million as of December 31, 2024.
Strategic Programs
Overview. We currently source most of our loan originations through our Strategic Programs. Our Strategic Programs include a broad array of products for both prime and subprime borrowers including both consumer and commercial loans that may be secured or unsecured, and open- or closed-end products, depending on the particular market targeted by the

Bank and the specific Strategic Program service provider. We offer strategic program loans for loan amounts up to $2.0 million with terms not to exceed 72 months.
The Bank’s current Strategic Program service providers include Upstart, Elevate, Reach (formerly Liberty Lending), Plannery, Empower, Earnest, PowerPay, Stride, LendingPoint, OppFi, Mulligan Funding, American First Finance. From time to time, we expect the number and composition of our Strategic Program service providers to change as the business develops, contract terms expire or agreements with service providers are otherwise terminated. The Bank has engaged with other Strategic Program service providers since we established our first Strategic Program in 2016 and we may enter into Strategic Programs with other service providers in the future.
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
Structure. In structuring a Strategic Program, the Bank and the Strategic Program service provider generally review and agree upon a set of program guidelines established by the Bank and tailored to accommodate target borrowers within the Strategic Program. We require the Strategic Program service providers to adhere to specific Bank underwriting criteria to originate loans to ensure that the borrowers are solicited and serviced in accordance with all applicable laws and regulatory requirements. The guidelines set forth various loan approval considerations, including but not limited to the borrower’s name, credit score, and other underwriting criteria. Loan applications are processed by the Strategic Program service provider in accordance with the Bank’s guidelines and delivered to the Bank for approval. Loan applications generally involve automated loan decisions by use of credit models, and decisions are typically rendered instantly after the submission of the loan application to the Bank. No loan is approved unless the Bank reviews and approves the borrower’s application. Borrowers to whom we originate loans through our Strategic Programs generally include consumers considered super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719), near prime (FICO score of 640 through 660) and subprime (FICO score of 640 and below), as well as consumers that lack a credit history as reported through one of the three credit bureaus. The application and approval process is generally performed electronically although some are underwritten manually. Each loan originated by the Bank complies with applicable federal and state laws that apply to the Bank. As indicated, the Bank treats our Strategic Program service providers as its vendors and subjects the service providers to the requirements of the FDIC for vendor and third-party management.
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

On October 13, 2021, we formed FinWise Investment, LLC, a limited liability company, as a wholly owned subsidiary of the Company to hold and manage private investments made by the Company and the Bank. The Company currently holds and, in the future, may acquire equity in certain of our Strategic Program service providers through this subsidiary. As of December 31, 2024, and 2023, this subsidiary holds $0.3 million and $0.3 million, respectively, of equity securities of two Strategic Program service providers.
Servicing. The Bank is generally the servicer of the loans it originates through Strategic Programs. The Bank earns a servicing fee equal to a percentage of the outstanding balance of the loans generated under Strategic Programs for servicing such loans.. In turn, the Strategic Program service providers, subject to the Bank’s approval and oversight, serve as sub-servicer and perform typical primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.
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
We maintain a diversified funding strategy using core deposits from our branch operations and deposits originated through SBA 7(a) lending programs and Strategic Programs, coupled with brokered deposits and borrowings as needed. A meaningful portion of our core deposits include funds deposited through our Strategic Programs, to support reserve requirements. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balance is typically required to at least equal the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. The Bank has the right to withdraw amounts from the reserve deposit account to fulfill loan purchaser obligations created under the Strategic Program agreements. Depending on the strength of the relationship between the Bank and our Strategic Program relationship, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program relationships have opened operating deposit accounts at the Bank.
Our core deposits, as of December 31, 2024, constituted 35.6% of our funding sources (our core deposits comprise the sum of demand deposits, FBO demand deposits, NOW accounts, MMDA accounts, savings accounts, and time deposits under $250,000 that are not brokered deposits).
Securities Portfolio
We manage our securities portfolio and cash to maintain adequate liquidity with a secondary focus on yield and returns. Our investment security portfolio totaled $42.5 million as of December 31, 2024. Specific objectives of our investment policy and portfolio are as follows:
•Ensure the Safety of Principal—Bank investments are generally limited to investment-grade instruments that fully comply with all applicable regulatory guidelines and limitations. Allowable non-investment-grade instruments must be approved by the board of directors.
•Income Generation—The Bank’s investment portfolio is managed to optimize income on invested funds in a manner that is consistent with the Bank’s objective to preserve the invested principal.
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
Human Capital Resources
As of December 31, 2024, we employed 196 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good.
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
Supervision and Regulation
General
We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to pay dividends to its shareholders, to repurchase stock or to receive dividends from its subsidiary banks. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve and the UDFI. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve conducts examinations of the Company and its subsidiaries. In addition, as a Utah state-chartered bank that is not a member of the Federal Reserve, the Bank is subject to primary regulation, supervision, and examination by the FDIC and the UDFI. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). Based on this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. Both the UDFI and the FDIC conduct regular examinations of the Bank. The Company’s and the Bank’s regulators generally have broad discretion to impose restrictions and limitations on our operations. Bank regulation is intended to protect depositors, consumers, and commercial customers, and not shareholders. This supervisory framework could materially impact the conduct and profitability of our activities.
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
The UDFI and the FDIC periodically examine the Bank’s operations and financial condition and compliance with federal consumer-protection laws. If, based on an examination of our Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require mitigating action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a Utah state-chartered bank, the Bank is authorized by statute, subject to certain limitations, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Bank’s customers. Various state consumer laws and regulations also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks.
Utah-chartered banks are required to pay supervisory assessments to the UDFI to fund its operations. The amount of the assessment paid by a Utah bank to the UDFI is calculated on an annual basis based on our average total assets for the prior year. During the year ended December 31, 2024, the Bank paid an assessment to the UDFI of $0.1 million.
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework.
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
Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could result from a failure by the institution to timely correct a deficiency identified in an examination report.
See Note 8 - Capital Requirements to the consolidated financial statements included in Part II, Item 8 for additional regulatory capital information, including the Bank’s and Company’s leverage ratio as of December 31, 2024.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.
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
In November 2023, The FDIC finalized a special assessment to recoup losses to the DIF from protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The assessment base is equal to the amount of an insured depository institution’s uninsured deposits, as reported for the quarter ended December 31, 2022, minus up to $5 billion of uninsured deposits at the institution (or, if a banking organization has more than one insured depository institution, at the banking organization in the aggregate). Because we have less than $5 billion of uninsured deposits, the special assessment did not have any financial impact on the Bank.
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
In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, an ability to pay dividends depends on the ability of the Bank to pay dividends to the holding company and the FDIC and the UDFI may, under certain circumstances, prohibit the payment of dividends to the holding company from the Bank. Utah corporate law also requires that dividends can only be paid out of funds legally available for such a distribution.
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
In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessments areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. However, the implementation of the new CRA regulations is currently paused pending the resolution of legal challenges to the new CRA rule.
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
Cybersecurity
Federal banking regulators, as well as the U.S. Securities and Exchange Commission (“SEC”) and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
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

Other Consumer Laws
State usury laws and federal laws concerning interest rates (including preemption of certain state usury laws) limit the amount of interest and various other charges collected or contracted by a bank. The Bank’s loans are also subject to Utah law and federal laws applicable to consumer credit transactions, such as the:

•Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
•Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;
•Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;
•Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and
•The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.
Such laws and other consumer regulation matters are issued and governed by the CFPB, although they are enforced against the Bank by the FDIC and UDFI. The CFPB is responsible for establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank customers.
On February 8, 2025, the Acting Director of the CFPB directed CFPB employees to pause all supervision and examination activity. This directive, along with other actions recently taken by the current U.S. presidential administration, have created uncertainty about the future of the CFPB, its rulemaking authority and its existing and proposed regulations. However, the FDIC and UDFI enforce CFPB regulations in respect of the Bank.
The Bank’s deposit and loan operations are also subject to the following:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
Available Information
The Company maintains an internet site at www.finwisebancorp.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, shareholders may access these reports and documents on the SEC’s web site at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Report is not part of, or incorporated by reference into, this Report and should not be relied upon in determining whether to make an investment decision.
Item 1A.    RISK FACTORS
The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See Cautionary Note Regarding Forward-Looking Statements.
Risks Related to Cybersecurity and Technology
System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our computer systems and network infrastructure could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. The importance of our online banking systems to the Company’s operations means that any problems in its functionality would have a material adverse effect on the Company’s operations, business model and growth strategy.

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
The technologies created by and relied upon by us may not function properly, or at all, which may have a material impact on our operations and financial conditions. The performance of loans originated by us is dependent on the effectiveness of our credit underwriting systems used to evaluate borrowers’ credit profiles and likelihood of default. While our proprietary technologies and analytic models are continually adjusted to account for changes in various macroeconomic conditions, the bulk of the data gathered and the development of our enterprise data warehouse have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our proprietary technologies have not been extensively tested during other adverse economic cycles. There is no assurance that our proprietary technologies can accurately predict loan performance during periods of adverse economic conditions. If our proprietary technologies are unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers, which may increase uncertainty about the effectiveness of our proprietary technologies.
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
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standard for establishing allowances for loan and lease losses that replaces the prior approach under United States generally accepted accounting principles (“U.S. GAAP”), which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), became effective for us on January 1, 2023. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity (“HTM”) securities, as opposed to the former practice of recording losses when it is probable that a loss event has occurred. Moreover, the CECL standard may create more volatility in the level of allowance for credit losses. If we are required to materially increase the level of our allowance for credit losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations. For further information, please see Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8.
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
As the funding and sale of the guaranteed portion of SBA 7(a) loans has been a major portion of our business and a significant portion of our non-interest income, any significant changes to the SBA 7(a) program, such as its funding or eligibility requirements, may have an adverse effect on our prospects, financial condition and results of operations. Even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. Furthermore, when we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.
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
BFG is a nationally significant referral source of small business loans. BFG has been the primary source of SBA loan referrals for the Bank since the Bank began its SBA lending program in 2014. BFG referred 100% of the Bank’s SBA 7(a) loan originations for the year ended December 31, 2024. This relationship has permitted the Bank to focus on the development of underwriting, processing and servicing expertise for SBA 7(a) loans. Any disruption of our relationship with BFG or reduction in SBA 7(a) loan referrals could materially adversely impact our business, financial condition, results of operation and growth plans.

Because a significant portion of our loan portfolio held-for-investment within our local lending program, owner occupied commercial lending program and SBA 7(a) lending program is secured by real estate, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2024, approximately $64.2 million, or 13.8%, of our total gross loans held-for-investment were local lending or owner occupied commercial lending program loans with real estate as a primary or secondary component of collateral. We also have approximately $254.3 million, or 54.7%, of our total gross loans held-for-investment in SBA loans that are secured with real estate as a component of collateral as of December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.
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
We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. As of December 31, 2024, we had approximately $42.3 million of construction loans, which represents approximately 9.1% of our total gross loan portfolio held-for-investment. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
As of December 31, 2024, our 10 largest borrowing relationships accounted for approximately 10.5% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our ACL could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2024, approximately $126.8 million, or 23.3%, of our total deposits were noninterest-bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. If the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank, intended to protect us in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. The reserve deposit account balances are required to be maintained at an amount between 50% and 100% of the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. In the event that a loan purchaser defaults on its obligation under the Strategic Program agreements and the reserve deposit account balance is lower than the loans held-for-sale, the Bank may not be able to withdraw sufficient amount from the reserve deposit account to fulfill loan purchaser obligations and our liquidity may be adversely impacted.
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
As of December 31, 2024, approximately $113.6 million, or approximately 20.8%, of our total deposits consisted of deposit accounts of our Strategic Program service providers. Generally, the terms of our Strategic Programs require each Strategic Program service provider or purchasing entity to establish a reserve deposit account with the Bank in an amount at least equal to between 50% and 100% the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. This requirement is intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. Depending on the strength of the relationship between the Bank and our Strategic Program service providers, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program service providers have opened operating deposit accounts at the Bank. If a Strategic Program service provider defaults on its letter of credit or we experience additional unanticipated fluctuations in our Strategic Program deposit levels, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources, which could have an adverse effect on our business, financial condition and results of operations.
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
In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the Covid-19 pandemic. The federal funds rate remained in this range for all of 2021. After a period of low interest rates, the federal funds rate was increased rapidly to 4.25%-4.50% at the end of 2022, and to 5.25%-5.5% at the end of 2023. In 2024 the Federal Reserve lowered the target range in three increments to 4.25%-4.5% Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; and (iv) the mix of lending products we originate. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth.
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
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.
We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
We invest a portion of our total assets (5.7% as of December 31, 2024) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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

We expect to derive a percentage of our deposits, total assets and income from deposit accounts generated through our Fintech Banking and Payment Solutions relationships.

We expect to acquire deposit accounts through our Fintech Banking and Payment Solutions relationships and provide oversight over these relationships, which must meet our internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our Fintech Banking and Payment Solutions customers could terminate their relationships with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we would be able to successfully replace such relationships. If we cannot replace such relationships, we may be required to seek higher rate funding sources and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

Our strategy of pursuing business with our Fintech Banking and Payment Solutions customers has been adopted by other institutions with which we compete.

Several online banking operations as well as the online banking programs of conventional banks have instituted Fintech Banking and Payment Solutions strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively small banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining these relationships.

Our agreements with Fintech Banking and Payment Solutions customers may expose us to credit risk.

We may enter into agreements with our Fintech Banking and Payment Solutions customers pursuant to which our Fintech Banking and Payment Solutions customers may market bank consumer checking and consumer or commercial line of credit (“LOC”) accounts using their brands and digital platforms, make underwriting determinations for the LOC accounts, cover any losses on the LOC accounts, provide cash collateral to the Bank to secure payment of such losses or be partial guarantors of losses on the LOC accounts. In the event the cash collateral amount is not adequately maintained or is insufficient to cover the losses on the LOC accounts and the Fintech Banking and Payment Solutions customer does not or cannot otherwise meet its partial guaranty or other obligations under its agreement with the Bank, the Bank may incur losses on the LOC accounts. Losses associated with the LOC accounts (or the portfolios of other third parties with whom we enter into comparable Fintech Banking and Payment Solutions relationships) in such circumstances could have a material adverse effect on our net income, results of operations and financial condition.

Our agreements with Fintech Banking and Payment Solutions customers may produce limited revenue and may expose us to liability for compliance violations by Fintech Banking and Payment Solutions customer.

We expect to enter into agreements with Fintech Banking and Payment Solutions customers pursuant to which we will provide certain banking services for such Fintech Banking and Payment Solutions customers, including serving as the issuing bank for credit or debit cards issued to their customers and establishing one or more settlement accounts for the purpose of settling customer transactions. The agreements have varying terms and may be terminated by the parties under certain circumstances. If our Fintech Banking and Payment Solutions customers are not successful in achieving customer acceptance of their programs or terminate the agreement before the end of its term, our revenue under the agreement may be limited or may cease altogether. In addition, our bank regulators may hold us responsible for the activities of our Fintech Banking and Payment Solutions customers with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of Fintech Banking and Payment Solutions customer activities. In recent years, a significant number of banks that provide Fintech Banking and Payment Solutions have become subject to enforcement actions relating to their customers’ activities, indicating that banking regulators have made banks’ oversight over their Fintech Banking and Payment Solutions customers a supervisory priority and that there is an increased risk that we could similarly become subject to additional regulatory scrutiny or enforcement. Additionally, financial weaknesses at our Fintech Banking and Payment Solutions customers could cause us to record greater expenses or losses or suffer reputational harm.
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
Federal and state regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied, including the Dodd-Frank Act and the Regulatory Relief Act. These and other changes are more fully discussed above under “Supervision and Regulation.” Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.
Due to Section 162(m) of the Internal Revenue Code (the “Code”), we may not be able to deduct all of the compensation of some executives, including executives of companies we may acquire in the future.
Section 162(m) of the Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. As a consequence, Section 162(m) of the Code limited the deductibility of compensation to our covered employees to $1 million beginning with the year ended December 31, 2021. The definition of “covered employees” generally includes anyone who served as the chief executive officer or chief financial officer at any time during the taxable year; the three highest compensated executive officers (other than the chief executive officer or the chief financial officer), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if FinWise Bancorp acquires one or more publicly held corporations in the future.
Notably, under the American Rescue Plan Act of 2021, or the ARPA, which was signed into law on March 11, 2021, for tax years beginning after December 31, 2026, the definition of “covered employees” will be expanded to include FinWise Bancorp’s next five highest paid employees (in addition, pursuant to proposed Treasury Regulations, to the chief executive officer, the chief financial officer and the three other highest compensated executive officers).
As a result of the foregoing, under present law, we may not be able to deduct all of the compensation paid in 2024 and future years if compensation paid to “covered employees” exceeds the thresholds established by Section 162(m) of the Code. Losing deductions under Section 162(m) of the Code could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of our stock.
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
As part of the bank regulatory process, the Federal Reserve, the FDIC and the UDFI, periodically conduct examinations of our business, including compliance with laws and regulations. If, based on an examination, the UDFI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations have become unsatisfactory, or that the Company or its management were in violation of any law or regulation, it may take such remedial actions as it deems appropriate. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation would likely be adversely affected.
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
Various U.S. federal, state and local laws have been enacted that are designed to discourage “predatory” lending practices. The U.S. Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Military Lending Act limits the interest rate that can be charged to active-duty service members and their dependents. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages or other loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.
Regulatory agencies and consumer advocacy groups have asserted claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.
Anti-discrimination statutes, such as FHA and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and the CFPB, have taken the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). Further, the CFPB has issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act.
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
A significant portion of our loan origination is conducted through our Strategic Programs. Approximately $54.1, or 55.9% of our total revenues for the year ended December 31, 2024, were generated through our Strategic Programs. Our agreements with service providers to the Strategic Programs are non-exclusive and do not prohibit the service providers from working with our competitors upon payment of a fee or from offering competing services. In addition, the Strategic Program service providers may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume and revenue. Although we have taken steps to secure relationships with our Strategic Program service providers and key third-party relationships, we could in the future have disagreements or disputes with our Strategic Program service providers, which could negatively impact or threaten our relationship.
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
The regulatory framework for Strategic Programs is evolving and uncertain as federal and state agencies consider new laws to regulate online marketplaces such as ours, as well as the withdrawal of certain proposed rules. New laws and regulations, including taxes on services provided through Strategic Programs, as well as continued uncertainty regarding potential new laws or regulations, or the withdrawal or rescission of proposed or final rules, may negatively affect our business.
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
Recognizing the growth in online marketplaces, in July 2015 the Treasury issued a request for information to study the marketplace lending industry, which led to the release of a Treasury white paper on May 10, 2016, on the online marketplace lending industry. The white paper included several recommendations to the federal government and private sector participants in order to encourage safe growth and access to credit. In April 2022, the CFPB announced that it intends to examine nonbank financial companies, which may include some of our Strategic Program service providers, that pose risks to consumers and in June 2022, the Deputy Director of the CFPB indicated that relationships between banks and nonbank lenders will be an area of increased regulatory focus for the agency in the near future. Subsequently, in November

2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. State regulators have also increased the level of regulatory scrutiny on financial technology companies. However, following the inauguration of the new President in January 2025, new acting federal financial regulators have signaled that they will take a different approach to regulation of the financial marketplace and financial technology companies compared to the prior administration. We cannot predict whether any legislation or proposed rulemaking will actually be introduced or how any legislation or rulemaking will impact our business and results of operations of marketplace lenders going forward.
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
The interest rates that are charged to borrowers and that form the basis of payments to investors through marketplaces are enabled by legal principles including (i) the application of federal law to enable an issuing bank that originates the loan to export the interest rates of the jurisdiction where it is located, (ii) the application of common law “choice of law” principles based upon factors such as the loan document’s terms and where the loan transaction is completed to provide uniform rates to borrowers, or (iii) the application of principles that allow the transferee of a loan to continue to collect interest as provided in the loan document. Certain states have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate. In some jurisdictions, the maximum rate is less than the current maximum rate offered by the Bank through certain Strategic Programs. If the laws of such jurisdictions were found to apply to the loans originated by the Bank through a marketplace, those loans could be in violation of such laws or it could impact the ability to sell such loans to investors. Approximately $24.6, or 25.5% of our total revenues for the year ended December 31, 2024, were generated from Strategic Programs with annual interest rates above 36%.
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
We depend on the accuracy and completeness of information provided by our Fintech Banking and Payment Solutions service providers for our lending, payments and BIN programs.
We rely on the effective and timely functioning of the operational and financial reporting of our Fintech Banking and Payment Solutions service providers for financial, accounting, transaction execution, data processing and other operational information to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. Any errors or failures in such reporting could result in the erroneous execution of transactions, financial losses, regulatory scrutiny, increased costs or harm to our reputation.
Differences between the accounting policies of our Fintech Banking and Payment Solutions service providers and the Company’s accounting policies could result in us not recognizing amounts in our financial statements in accordance with U.S. GAAP or other errors in our financial statements. Although we have implemented controls to enhance our risk assessment, control and evaluation procedures over third-party reports to ensure compliance with the Company’s accounting policies, any control, design or implementation deficiencies with respect to third-party reports could adversely impact our results of operations or financial condition, or result in our failure to meet our periodic reporting obligations.
In deciding whether to extend credit or enter into other transactions with borrowers and counterparties in our Strategic Programs, we may rely on information furnished to us by our Strategic Program service providers, including credit profile, financial statements and other financial information, as well as with respect to the accuracy and completeness of that information. Any review and analyses of such information in connection with our lending decisions may not detect or highlight all relevant facts or risks that are necessary in evaluating such credit or other transactions. In some cases, we may have little or no control over the data collection or due diligence processes of our Strategic Program services providers, and any shortcomings in such processes could be reflected in the lending decisions that we make.
The quality of our loan portfolios, our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we receive and rely on materially misleading, false, inaccurate, incomplete, outdated or fraudulent information. If we receive any such information and our fraud detection processes do not flag the related loan applications, repayments on the corresponding loans may be lower, in some cases significantly lower, than expected, leading to losses for us or the Strategic Program service provider. Moreover, our reliance on any such information could result in suboptimally and inefficiently priced loans or incorrect approvals or denials of loans, which in turn could adversely affect our reputation and ability to attract new borrowers, counterparties or Strategic Program service providers.

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
As of December 31, 2024, our directors and executive officers beneficially owned an aggregate of 2,907,932 shares, or approximately 21.2% of our issued and outstanding common stock. Consequently, our executive management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
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
The Bank’s Information Security Officer (“ISO”), who reports to our Chief Compliance & Risk Officer, is directly responsible for assessing and managing cybersecurity risks pursuant to the Company’s Information Security Program, which is approved by our Board of Directors periodically. The current ISO has more than 5 years of cybersecurity experience and holds multiple industry certifications.
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
The cybersecurity department of the Bank’s Information Technology (“IT”) department is responsible for the day-to-day operations of our cybersecurity controls and defenses. The department is managed by the Bank’s Director of Information Systems and Security, who reports to the Bank’s Chief Technology Officer The current Director of Information Systems and Security has more than 24 years of technology and cybersecurity experience. Our Chief Technology Officer periodically reports information about the Company’s cybersecurity risks and operational developments to our Board of Directors.
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
We perform periodic risk assessments of the Company’s information systems based on regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”) and state and federal regulators, including the FDIC and the UDFI. We use multiple real-time and interval-based monitoring and reporting mechanisms to detect and respond to cybersecurity incidents. We also engage multiple independent third parties or cyber experts to detect and defend against cybersecurity threats and to assess information security programs and practices including penetration testing. Additionally, we participate in various cybersecurity industry forums and have access to law enforcement analyses regarding current threats.
The ISO, along with the Bank’s Third-Party Oversight Committee, evaluates cybersecurity risks and information systems of third parties whose information systems support important Company operations or with whom the Company has significant business relationships at onboarding, on an ongoing basis and upon termination of the business relationship. Such evaluations may include reviews of reports or performing assessments of a third party’s information systems pursuant to established cybersecurity frameworks such as International Organization for Standardization (“ISO”) ISO 27001 or Cybersecurity Framework (“CSF”) published by the US National Institute of Standards and Technology, as well as reviews of reports issued by a third party’s auditors developed under the attestation standards issued by the American Institute of Certified Public Accountants (“AICPA”). When appropriate, the Company may include additional risk mitigation measures in its onboarding requirements for third parties to address any identified risk factors, such as minimum required information security performance agreements to enable cybersecurity threats and incidents to be managed within applicable industry or regulatory standards, disclosure obligations requiring reporting to the Company of the occurrence and mitigation of cybersecurity threats and incidents, and requirements to maintain adequate levels of cybersecurity insurance coverage.
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
While we have experienced, and expect to continue to experience, cybersecurity threats, we did not experience any material cybersecurity incident in the year ended December 31, 2024. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For additional information regarding cybersecurity risks, see “Risk Factors - Risks Related to Cybersecurity and Technology”.
Item 2.    PROPERTIES
Our headquarters office is currently located at 756 East Winchester, Suite 100, Murray, UT 84107. The following table summarizes pertinent details of our leased office properties.

Location	Owned/ Leased	Lease Expiration	Type of Office
Murray, Utah	Leased	October 31, 2029	Corporate Headquarters
Sandy, Utah	Leased	January 31, 2027	Retail Bank Branch
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
Item 3.    LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation in any case where we disagree with the claims made.
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
Holders of Record
There were approximately 94 shareholders of record of the Company’s common stock as of March 20, 2025. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
Dividends
Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our common stock since inception, and we currently have no plans to pay dividends for the foreseeable future.
Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under Utah and federal banking laws, regulations and policies. See Item 1. Business-Supervision and Regulation-Regulatory Restrictions on Dividends.
Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions, our liquidity and capital requirements, our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.
Recent Sales of Unregistered Securities and Issuer Repurchases of Equity Securities
There were no unregistered sales of the Company’s common stock during the fourth quarter of 2024.
On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares. There were no repurchases of our common stock during the three months ended December 31, 2024. At December 31, 2024, 597,224 shares remain available for repurchase.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 6.    [RESERVED]

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
Our banking business is our only business line. Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. Attracting nationwide deposits from the general public, businesses and other financial institutions, and investing those deposits, together with borrowings, capital and other sources of funds, is also critical to our banking business. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into new markets across the United States. These relationships were developed to support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our significant growth and our consistent ability to operate profitability since developing the third-party loan origination business. Our track record has demonstrated that these factors help deliver such growth and profitability, and that the flexibility inherent in our model enhances our ability to manage credit risk. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, institutional deposit exchanges, brokered deposit arrangements and other deposit sources.
Our financial condition and results of operations depend primarily on our ability to (i) originate loans and leases directly or by using our strategic relationships with third-party loan origination platforms to earn interest and non-interest income, (ii) effectively manage credit and other risks throughout the Bank, (iii) attract and retain low cost, stable deposits, and (iv) efficiently operate in compliance with applicable regulations.
Our lending focuses on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) commercial leasing. For a description and analysis of the Company’s loan categories, see “Financial Condition.”
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Accounting policies, as described in detail in the notes to our consolidated financial statements included in Part II, Item 8, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.
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
Our critical accounting estimates primarily relate to the allowance for credit losses. We previously disclosed our stock-based compensation and income taxes as critical accounting estimates. We have determined our stock-based compensation and income taxes are no longer critical accounting estimates as they do not involve a significant level of estimate uncertainty that would likely have a material effect on our financial condition or results of operations. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 for information on our accounting policy related to this critical accounting estimate.
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

The allowance for credit losses is reported as a reduction of the amortized cost basis of loans held-for-investment, while the reserve for unfunded loan commitments is included within other liabilities on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Accrued interest receivable is excluded from the ACL calculation. The amortized cost basis of loans does not include accrued interest receivable, which is included in accrued interest receivable on the Consolidated Balance Sheets. The provision for credit losses on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

With respect to the Bank's core portfolio which consists of SBA 7(a), local lending, retail point of sale, and equipment finance and leasing, the Bank pools similar loans that are collectively evaluated and determines an appropriate level of general allowance by portfolio segment using a non-discounted cash flow model taking into account probability of default, loss in the event of default, and prepayment speed estimates based on industry specific collected data. The model captures credit and fraud losses assumed to be credit related losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. With respect to the Bank's active retained Strategic Program loan portfolio, the Bank is using a methodology that compares the actual loan performance of a vintage to the worst performing loans within that vintage, known as the high-water mark. The Bank records the expected credit losses based on the high-water mark loss rate. With respect to the Bank's inactive retained Strategic Program loan portfolio, performance data at the summary level provided by the Strategic Programs is banded by credit profile and original loan term and compared to actual loan performance on a quarterly basis. The expected loss rate is supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to national unemployment rate forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following that are derived from the Interagency Policy Statement on Allowance for Credit Losses: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio; changes in the nature and volume of the loan portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due loans, nonaccrual loans, and classified or graded loans; changes in the quality of the Bank's loan review system; changes in the value of underlying collateral for loans that are not collateral-dependent; changes in the level of concentration of credit; changes in the effect of competition, legal, and regulatory requirements on the level of estimated credit losses; and, if applicable, changes in the composition and volume of the loan portfolio due to mergers, acquisitions, and other significant transactions not considered elsewhere. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant.
When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis. These loans are not included in the collective evaluation. For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral-dependent approach is used. These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient method to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
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
Strategic Program Loans Held-for-Investment. Unsecured consumer loans and secured or unsecured business loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. Strategic Program loans cover a wide range of borrower credit profiles, loan terms and interest rates. Strategic Program loans generally have higher interest rates and shorter terms similar to consumer loans and tend to have higher credit risk due to the type of collateral securing the loan or in most cases the absence of collateral.
The Company generally places loans on a nonaccrual status when: (1) payment is in default for 90 days or more unless the loan is well secured and in the process of collection; or (2) full repayment of principal and interest is not foreseen. When a loan is placed on nonaccrual status, all accrued and uncollected interest on that loan is reversed. Past-due interest received on nonaccrual loans is not recognized in interest income but is applied as a reduction of the outstanding principal of the loans. A loan is relieved of its nonaccrual status when all principal and interest payments are brought current, the loan is well secured, and an analysis of the borrower’s financial condition provides reasonable assurance that the borrower can repay the loan as scheduled.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The Company identifies such loans by classified loan grades (also known as risk rating), removes them from the collectively assessed population and adds them to the individually assessed population of loans. Within the individually assessed population, the Company determines whether loan repayment is expected from cash flow or from the liquidation of collateral. For individually assessed cash flow based repayment loans, the Company considers the net of the present value of estimated future cash flows using the original loan terms, including the original effective interest rate. Loans that experience insignificant payment delays and payment shortfalls are generally not individually evaluated. The Company considers the significance of payment delays on a case-by-case basis, taking into consideration the circumstances of the loan and borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to principal and interest owed. For individually assessed collateral based repayment loans, the Company estimates the net realizable value by evaluating the asset's present fair market value (supported by current independent appraisals or evaluations) less liquidation expenses associated with the asset's sale or disposal. Common liquidation expenses considered are commissions paid to brokers or auctioneers, property taxes, force-placed insurance premiums, legal fees, maintenance costs, and other care and preservation of collateral expenses. Within the strategic program loan portfolio, the Company has held-for-investment (“HFI”) strategic programs that it considers active and inactive. Strategic programs are considered active when the Company is continuing to originate and retain vintages of loans with the strategic program. Strategic programs are considered inactive when the Company is no longer originating and retaining vintages of loans with the strategic program. For the inactive HFI strategic programs there may still be outstanding loan balances from previously originated vintages; however, those loan balances decrease month-over-month through a combination of prepayment, charge-off, and regular amortization. For the active HFI strategic programs, the Company evaluates impairment collectively on a vintage basis employing a high-water vintage methodology. For the inactive HFI strategic programs, the Company evaluates impairment collectively by calculating blended loss rates comparing the actual loan tapes against portfolio level data provided by the inactive HFI strategic programs.
Executive Summary
This executive summary provides certain 2024 and 2023 financial highlights from the discussion and analysis that follows:
•Originations of total loans increased by $0.7 billion to $5.0 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023. New Strategic Programs and organic growth through existing programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 9.99% for the year ended December 31, 2024, compared to 11.65% for the year ended December 31, 2023. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities. NIM decreased principally as a result of FinWise having diversified its revenue sources by lending to lower risk borrowers with lower yields on loans.
•FinWise generated net income of $12.7 million and $17.5 million for the year ended December 31, 2024 and 2023, respectively. Net income declined as FinWise invested in expansion of its product offerings and supporting business infrastructure.

•Total assets increased by $159.8 million to $746.0 million as of December 31, 2024 compared to December 31, 2023, principally in loans and investment securities. We believe our strong capital levels support our current and planned growth strategy.
Strategic Program Service Providers
During the year ended December 31, 2024, we entered into the following new strategic program relationships:
•We enhanced our portfolio of private student loan products through our new strategic lending program with Earnest, to help students and their families with education financing.
•We announced our first strategic payments program with Hank Payments Corp. to offer modernized payments and cash management solutions to our customers.
•We announced our new strategic lending program with Plannery to offer a debt consolidation platform exclusively for healthcare professionals. Additionally, we are providing Plannery with access to our Credit Enhancement Program.
•We announced the launch of a new strategic lending program with PowerPay to offer consumers a simple and affordable lending solution for home improvement and elective health care purchases.
We have introduced our Payments (MoneyRails™) and Bank Identification Number (“BIN”) Sponsorship products which, together with our Strategic Programs, comprise the Bank’s Fintech Banking and Payment Solutions offerings. Payments (MoneyRails™) and BIN Sponsorship connect our customers to the Bank’s API-driven banking services ledger.
Results of Operations for the Years Ended December 31, 2024 and 2023
The following table sets forth the principal components of net income for the periods indicated:

	Years Ended December 31,
($ in thousands)	2024	2023
Interest income	$74,352	$64,534
Interest expense	(15,440)	(9,975)
Net interest income	58,912	54,559
Provision for credit losses	(11,573)	(11,638)
Non-interest income	22,485	21,456
Non-interest expense	(52,835)	(40,564)
Provision for income taxes	(4,247)	(6,353)
Net income	$12,742	$17,460
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
Net interest income increased $4.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to volume increases in the loans held for investment and loans held-for-sale portfolios and was partially offset by increased volume and rate in the certificates of deposit portfolio which also contributed to the increase in our cost of funds. Average interest-earning assets increased by $121.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, while the related yield on average interest earning assets decreased by 118 basis points to 12.60%. Average interest-bearing liabilities increased by $101.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, while the related cost of funds increased 35 basis points to 4.57%. NIM decreased to 9.99% for the year ended December 31, 2024 from 11.65% for the year ended December 31, 2023 primarily as a result of our increased lending to lower risk borrowers with lower yields on loans as part of our strategy to reduce average credit risk in the loan portfolio combined with the increased cost of funds as the Bank competed in the national deposit market for funds to support our asset growth.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from interest-earning assets, the total dollar amounts of interest expense on interest-bearing liabilities, the resulting average yields and costs, and NIM. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balances for assets or liabilities, respectively, for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Average balances have been calculated using daily averages. Loan fees are included in interest income on loans and represent net fees of approximately $2.8 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

	Years Ended December 31,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$87,086	$4,563	5.24%	$110,866	$5,751	5.19%
Investment securities	26,691	897	3.36%	14,731	338	2.30%
Loans held-for-sale	58,896	17,698	30.05%	39,090	15,051	38.50%
Loans held-for-investment(1)	417,207	51,194	12.27%	303,784	43,394	14.28%
Total interest-earning assets	589,880	74,352	12.60%	468,472	64,534	13.78%
Noninterest-earning assets	47,598			25,269
Total assets	$637,478			$493,740
Interest-bearing liabilities:
Demand	$59,317	$2,108	3.55%	$45,454	$1,856	4.08%
Savings	9,574	66	0.69%	8,207	51	0.62%
Money market accounts	12,284	452	3.68%	13,665	362	2.65%
Certificates of deposit	256,575	12,814	4.99%	168,887	7,705	4.56%
Total deposits	337,750	15,440	4.57%	236,213	9,974	4.22%
Other borrowings	126	—	0.34%	251	1	0.35%
Total interest-bearing liabilities	337,876	15,440	4.57%	236,464	9,975	4.22%
Noninterest-bearing deposits	107,760			93,126
Noninterest-bearing liabilities	26,634			17,250
Shareholders’ equity	165,208			146,901
Total liabilities and shareholders’ equity	$637,478			$493,740
Net interest income and interest rate spread(2)		$58,912	8.03%		$54,559	9.56%
Net interest margin(3)			9.99%			11.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			174.58%			198.12%
(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the weighted average yield on interest-earning assets, less the weighted average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.
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

	Years Ended December 31,
	2024			2023
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$59	$(1,247)	$(1,188)	$3,777	$794	$4,571
Investment securities	203	356	559	88	42	130
Loans held-for-sale	(2,024)	4,671	2,647	5,549	(11,735)	(6,186)
Loans held-for-investment	(4,732)	12,532	7,800	199	13,491	13,690
Total interest income	(6,494)	16,312	9,818	9,613	2,592	12,205
Interest expense:
Demand	(186)	438	252	241	1,085	1,326
Savings	6	9	15	43	1	44
Money market accounts	122	(32)	90	273	(27)	246
Certificates of deposit	788	4,321	5,109	4,858	2,069	6,927
Other borrowings	—	(1)	(1)	—	(1)	(1)
Total interest-bearing liabilities	730	4,735	5,465	5,414	3,127	8,542
Net interest income	$(7,224)	$11,577	$4,353	$4,199	$(536)	$3,664
Provision for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology, allowance for loan losses, with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The provision for credit losses is a charge to income to bring our ACL to a level deemed appropriate by management and approved by our board of directors. We determine the provision for credit losses monthly in connection with our evaluation of the adequacy of our ACL. For a description of the factors we considered in determining the ACL see Allowance for credit losses presented in Note 1 - Summary of Significant Accounting Policies included in Part II, Item 8.
Our provision for credit losses was substantially flat at $11.6 million for the years ended December 31, 2024 and 2023. Although the held-for-investment loan portfolio balances grew by $93.0 million, the growth occurred in lower risk categories, such as lease financing, residential real estate and the secured balance of SBA loans, all of which have lower expected loss factors contributing to the lower provision. In connection with our review of individual loans migrating to non-performing status for impairment, we released all or a portion of the allowance for credit losses for certain loans, which had the effect of reducing the provision for loan losses, based on strong collateral positions associated with such loans. These factors contributed to in the minimal increase in the provision for credit losses. At December 31, 2024, the Company maintained $158.7 million in loan balances that are guaranteed by the SBA compared to $131.7 million in loan balances that are guaranteed by the SBA balances as of December 31, 2023.

Non-interest Income
The following table presents, for the periods indicated, the major categories of non-interest income:

	Years Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Non-interest income:
Strategic Program fees	$17,762	$15,914	$1,848	11.6%
Gain on sale of loans, net	2,036	1,684	352	20.9%
SBA loan servicing fees, net	1,137	1,842	(705)	(38.3)%
Change in fair value on investment in BFG	(625)	(600)	(25)	4.2%
Credit enhancement income	111	—	111	100.0%
Other miscellaneous income	2,064	2,616	(552)	(21.1)%
Total non-interest income	$22,485	$21,456	$1,029	4.8%
The increase in total non-interest income for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to increased fees associated with the higher origination volume of Strategic Program loans, partially offset by a decrease in other miscellaneous income due to a $0.9 million charge-off of unamortized premium on approximately $160.0 million of callable CDs which were called during the fourth quarter of 2024 and replaced with lower cost CDs. This decrease was partially offset by a $0.5 million gain on sale of the guaranteed portion of SBA loans that occurred during the fourth quarter of 2024.
Non-interest Expense
Non-interest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and continued to implement our plan to build an efficient, integrated fintech banking operation with significant capacity for growth.
The following table presents, for the periods indicated, the major categories of non-interest expense:

	Years Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$35,205	$25,751	$9,454	36.7%
Professional services	4,736	4,961	(225)	(4.5)%
Occupancy and equipment expenses	4,240	3,312	928	28.0%
Credit enhancement expense	8	—	8	100.0%
Other operating expenses	8,646	6,540	2,106	32.2%
Total non-interest expense	$52,835	$40,564	$12,271	30.3%
The increase in total non-interest expense for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase in salaries and employee benefits due mainly to an increase in the number of employees, expenses related to our increase in commercial operating lease activity as well as software amortization, and other operating expenses primarily driven by increases in data processing costs of $0.8 million, SBA program fees and underwriting related to SBA loans of $0.4 million, and a charge related to potential bad debt expense on our program receivables of $0.3 million.
Provision for Income Taxes
The provision for income taxes totaled $4.2 million at an effective tax rate of 25.0% for the year ended December 31, 2024, compared to $6.4 million at an effective tax rate of 26.7% for the year ended December 31, 2023. The decrease in provision for income taxes from the prior year period was primarily due to a reduction in permanent differences impacting income tax expense.
Net Income
The decrease in net income for the year ended December 31, 2024, compared to the same period in 2023, was primarily the result of the factors discussed above.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of December 31, 2024 and 2023.

	As of December 31,		Change
($ in thousands)	2024	2023	$	%
Interest-bearing deposits in other banks	$99,562	$116,564	$(17,002)	(14.6)%
Investment securities available-for-sale, at fair value	29,930	—	29,930	100.0%
Investment securities held-to-maturity, net	12,565	15,388	(2,823)	(18.3)%
Strategic Program loans held-for-sale, at lower of cost or fair value	91,588	47,514	44,074	92.8%
Loans held-for-investment, net	447,812	358,560	89,252	24.9%
Total assets	745,976	586,221	159,755	27.3%
Deposits	544,952	404,833	140,119	34.6%
Total liabilities	572,256	431,165	141,091	32.7%
Total shareholders' equity	173,720	155,056	18,664	12.0%
Total equity to total assets	23.3%	26.5%		(3.2)%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2024 to December 31, 2023, was primarily due to the purchase of the investment securities available-for-sale. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are at the Federal Reserve.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
We classify investment securities as either HTM or AFS based on our intentions and our ability to hold such securities until maturity. In determining such classifications, securities that we have the positive intent and the ability to hold until maturity are classified as HTM and carried at amortized cost. All other securities are designated as AFS and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.

The following table summarizes the weighted-average yields of our investment securities at December 31, 2024. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.68%	4.19%	—%	—%	4.23%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.29%	1.32%	1.73%	1.85%
Collateralized mortgage obligations	—%	3.18%	—%	3.08%	3.09%
Total	4.68%	4.14%	1.32%	2.50%	3.72%
There were no calls, sales or maturities of securities during the years ended December 31, 2024 and December 31, 2023.
At December 31, 2024, there were 22 securities, consisting of eight collateralized mortgage obligations, four U.S. Treasuries and ten mortgage-backed securities, in an unrealized loss position as of December 31, 2024 and 19 securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position as of December 31, 2023.
Strategic Program Loans Held-for-Sale
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
Our Strategic Program loans held-for-sale increased $44.1 million as of December 31, 2024 compared to December 31, 2023, primarily as a result of greater hold periods for new originations for certain programs and a higher level of originations in the fourth quarter of 2024 compared to the same period in 2023.
Loans Held-for-Investment Portfolio
Through our diversification efforts we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.

The following table summarizes our gross loan portfolio held-for-investment by loan program as of the periods indicated:

	As of December 31,
	2024		2023
($ in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$255,056	54.8%	$239,922	64.5%
Commercial leases	70,153	15.1%	38,110	10.2%
Commercial, non real estate	3,691	0.8%	2,457	0.7%
Residential real estate	51,574	11.1%	38,123	10.2%
Strategic Program loans	20,122	4.3%	19,408	5.2%
Commercial real estate:
Owner occupied	41,046	8.8%	20,798	5.6%
Non-owner occupied	1,379	0.3%	2,025	0.5%
Consumer	22,212	4.8%	11,372	3.1%
Total loans held-for-investment, gross	$465,233	100.0%	$372,215	100.0%
(1)SBA loans as of December 31, 2024 and December 31, 2023 include $158.7 million and $131.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of December 31, 2024 and December 31, 2023, we had total SBA 7(a) loans of $255.1 million and $239.9 million, respectively, representing 54.8% and 64.5% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held-for-investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue.

Commercial leases
As of December 31, 2024 and December 31, 2023, we had total commercial leases of $70.2 million and $38.1 million, respectively, representing 15.1% and 10.2% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests is generally scorecard-based. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also considerations. These leases are generally secured by liens on business assets leased or purchased with our funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of December 31, 2024 and December 31, 2023, we had total commercial non-real estate loans of $3.7 million and $2.5 million, respectively, representing 0.8% and 0.7% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of December 31, 2024 and December 31, 2023, we had total residential real estate loans of $51.6 million and $38.1 million, respectively, representing 11.1% and 10.2% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured and secured consumer and business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of December 31, 2024 and December 31, 2023, we had total Strategic Program loans held-for-investment of $20.1 million and $19.4 million, respectively, representing 4.3% and 5.2% of our total loans held-for-investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.

Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of December 31, 2024 and December 31, 2023, we had total commercial real estate loans of $42.4 million and $22.8 million, respectively, representing 9.1% and 6.1% of our total loans held-for-investment, respectively. Of these amounts, $41.0 million and $20.8 million represented owner occupied properties as of December 31, 2024 and December 31, 2023, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of December 31, 2024 and December 31, 2023, we had total consumer loans of $22.2 million and $11.4 million, respectively, representing 4.8% and 3.1% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.
Loan Maturity
As of December 31, 2024, $279.8 million, or 60.1%, of the total held-for-investment loan balance matures in less than five years. Loans maturing in greater than five years totaled $185.4 million as of December 31, 2024. The variable rate portion of our total held-for-investment loan portfolio at December 31, 2024 was $329.7 million or 70.9%. The variable rate portion of the total held-for-investment loans reflects our strategy of limiting interest rate risk through the use of variable rate products.

The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of December 31, 2024:

As of December 31, 2024	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$529	$1,236	$2,367	$1,354	$5,486
Commercial leases	18,744	48,984	2,425	—	70,153
Commercial, non-real estate	772	2,332	587	—	3,691
Residential real estate	7,079	3,031	39	—	10,149
Strategic Program loans	15,041	4,605	444	—	20,090
Commercial real estate
Owner occupied	1,883	494	—	—	2,377
Non-owner occupied	133	426	764	56	1,379
Consumer	5,925	15,102	1,185	—	22,212
Subtotal fixed rate loans	50,106	76,210	7,811	1,410	135,537

Variable rate loans:
SBA	19,435	76,944	106,457	46,734	249,570
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	38,140	1,830	1,455	—	41,425
Strategic Program loans	2	10	20	—	32
Commercial real estate
Owner occupied	3,587	13,557	17,741	3,784	38,669
Non-owner occupied	—	—	—	—	—
Consumer	—	—	—	—	—
Subtotal variable rate loans	61,164	92,341	125,673	50,518	329,696
Total	$111,270	$168,551	$133,484	$51,928	$465,233
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

Any loan which we deem to be uncollectible, in whole or in part, is charged off to the extent of the anticipated loss. In general, commercial loans that are past due for 90 days or more are charged off unless the loan is both well secured and in the process of collection. Consumer loans and credit card balances are charged off at 120 days and 180 days, respectively. We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our loan officers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
We had a total of $36.5 million in nonperforming assets, which included $0.8 million in material loan modifications at December 31, 2024. The amount of nonperforming assets as of December 31, 2024 includes $19.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $27.1 million in nonperforming assets, which included $0.5 million in material loan modifications at December 31, 2023. The amount of nonperforming assets as of December 31, 2023 includes $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets and material loan modifications from the prior period was primarily attributable to multiple loans in the SBA 7(a) loan portfolio moving to nonperforming status. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default is elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. As of December 31, 2024 and 2023, the balance of outstanding modified loans to individuals in the Strategic Program retained portfolio was approximately $4.4 million and $4.5 million, respectively.
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
Doubtful - A doubtful asset has an existing weakness or weaknesses that make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable.
Loss - A loss asset has an existing weakness or weaknesses that render the loan uncollectible and of such little value that continuing to carry as an asset on our books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical nor desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.
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
See Note 3 - Loans to the consolidated financial statements included in Part II, Item 8 for more information on the credit quality of our loans held-for-investment (“LHFI”) portfolio.
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
Credit losses are charged against the ACL when we believe that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL when received. The amortized cost basis of loans does not include accrued interest receivable, which is included in accrued interest receivable on the Consolidated Balance Sheets. The provision for credit losses on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

The following tables present a summary of changes in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023
ACL:
Beginning balance	$12,888	$11,985
Impact of ASU 2016-13 adoption(1)	—	257
Adjusted beginning balance	12,888	12,242
Provision for loan losses	11,248	11,525
Charge-offs
Construction and land development	—	—
Residential real estate	(297)	(225)
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	(1,039)	(714)
Non-owner occupied	(221)	—
Commercial and industrial	(889)	(472)
Consumer	(134)	(68)
Commercial leases	(293)	—
Strategic Program loans	(9,796)	(10,946)
Recoveries
Construction and land development	—	—
Residential real estate	65	90
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	334	1
Non-owner occupied	—	378
Commercial and industrial	17	21
Consumer	6	2
Commercial leases	92	—
Strategic Program loans	1,195	1,054
Ending balance	$13,176	$12,888
(1) ASU 2016-13 (CECL) was adopted January 1, 2023.
The following tables show the allocation of the ACL as of December 31, 2024, and 2023. The ACL related to Strategic Programs constitutes 47.8% and 54.8% of the total ACL while comprising 4.3% and 5.2%, respectively, of total loans held-for-investment as of December 31, 2024 and 2023, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	December 31, 2024
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$374	2.8%
Residential real estate	788	6.0%
Residential real estate multifamily	38	0.3%
Commercial real estate
Owner occupied	2,834	21.5%
Non-owner occupied	113	0.9%
Commercial and industrial	700	5.3%
Consumer	638	4.8%
Commercial leases	1,387	10.5%
Strategic Program loans	6,304	47.8%
Total	$13,176	100.0%

	December 31, 2023
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$316	2.5%
Residential real estate	956	7.4%
Residential real estate multifamily	6	—%
Commercial real estate
Owner occupied	3,336	25.9%
Non-owner occupied	282	2.2%
Commercial and industrial	361	2.8%
Consumer	211	1.6%
Commercial leases	355	2.8%
Strategic Program loans	7,065	54.8%
Total	$12,888	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total loans held-for-investment, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2024.

	ACL to Total LHFI	Nonaccrual loans to Total LHFI	ACL to Nonaccrual loans
Construction and land development	0.9%	—%	—%
Residential real estate	1.3%	11.8%	10.9%
Residential real estate multifamily	2.3%	—%	—%
Commercial real estate
Owner occupied	1.5%	12.4%	12.0%
Non-owner occupied	0.9%	21.8%	4.1%
Commercial and industrial	1.6%	4.0%	39.2%
Consumer	2.9%	—%	—%
Commercial leases	2.0%	0.5%	385.4%
Strategic Program loans	31.3%	—%	—%
Total	2.8%	7.7%	36.9%

The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total loans held-for-investment, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2023.

($ in thousands)	ACL to Total LHFI	Nonaccrual to Total LHFI	ACL to Nonaccrual loans
Construction and land development	1.1%	—%	—%
Residential real estate	1.9%	3.1%	60.3%
Residential real estate multifamily	1.0%	—%	—%
Commercial real estate
Owner occupied	1.8%	11.6%	15.4%
Non-owner occupied	1.8%	15.4%	12.0%
Commercial and industrial	1.7%	1.3%	128.2%
Consumer	1.9%	—%	—%
Commercial leases	0.9%	—%	—%
Strategic Program loans	36.4%	—%	—%
Total	3.5%	7.0%	49.8%
When comparing December 31, 2024 to December 31, 2023, the decrease in ACL to total LHFI as well as the decrease in ACL to total nonaccrual loans was primarily due to the shifting of SBA loans from the collectively assessed population to the individually assessed population where the loans are assessed based on the net realizable value of the collateral. The increase in nonaccrual loans to total loans held-for-investment from December 31, 2023 to December 31, 2024 was primarily related to SBA loans that were moved to nonaccrual status during 2024.
The following table summarizes net charge-offs (“NCO”), average loans and the ratio of NCO to average loans for the periods indicated:

	Years Ended
	December 31, 2024			December 31, 2023
($ in thousands)	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
Construction and land development	$—	$31,558	—%	$—	$27,074	—%
Residential real estate	232	54,964	0.4%	135	38,211	0.4%
Residential real estate multifamily	—	1,219	—%	—	545	—%
Commercial real estate
Owner occupied	705	190,214	0.4%	713	157,489	0.5%
Non-owner occupied	221	16,407	1.3%	(378)	11,972	(3.2)%
Commercial and industrial	872	31,065	2.8%	451	17,638	2.6%
Consumer	128	16,478	0.8%	66	6,558	1.0%
Lease financing receivables	201	56,675	0.4%	—	23,163	—%
Strategic Program loans	8,601	18,627	46.2%	9,892	21,134	46.8%
Total	$10,960	$417,207	2.6%	$10,879	$303,784	3.6%
The ratio of net charge-offs to average loans outstanding by loan category was lower during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due primarily to the increase in our average loans held-for-investment balances. The decrease in the ratio for Strategic Programs loans was primarily due to a reduction in the average loan balances as well as a reduction in net charge-offs during the year ended December 31, 2024.

Total Assets
Total assets at December 31, 2024 were $746.0 million, an increase of $159.8 million from December 31, 2023. The increase in total assets was due primarily to increases in loans receivable, net, of $89.3 million, Strategic Program loans held-for-sale of $44.1 million, and investment securities available-for-sale of $29.9 million. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $7.8 million. These changes were consistent with our strategy to grow assets in lower risk revenue producing products.
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
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	December 31, 2024		December 31, 2023
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$126,782	23.3%	$95,486	23.6%
Interest-bearing deposits:
Demand	71,403	13.1%	50,058	12.4%
Savings	9,287	1.7%	8,633	2.1%
Money markets	16,709	3.0%	11,661	2.9%
Time certificates of deposit	320,771	58.9%	238,995	59.0%
Total period end deposits	$544,952	100.0%	$404,833	100.0%
The increase in total deposits as of December 31, 2024, compared to December 31, 2023, was primarily due to an increase in brokered time deposits and noninterest bearing demand deposits utilized in the funding of our lending programs. Also, during the fourth quarter of 2024, we called $160.0 million of higher-yielding time certificates of deposit and replaced them with lower cost time certificates of deposit.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $183.2 million and $136.9 million as of December 31, 2024 and December 31, 2023, respectively. Estimated uninsured deposits at the Bank as of December 31, 2024 include $54.0 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $42.1 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our estimated uninsured time deposits, those amounts that exceed the FDIC insurance limit, at December 31, 2024 is as follows:

	December 31, 2024
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$—	$1,277	$1,746	$183	$3,206

Total Liabilities
Total liabilities increased from $431.2 million at December 31, 2023 to $572.3 million at December 31, 2024 primarily due to an increase in total deposits as discussed above.
Liquidity and Capital Resources
Liquidity Management
Liquidity management is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, the sale of loans, principal repayments and interest on loans and net profits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, loan sales and security sales are greatly influenced by general interest rates, economic conditions, and competition.
Our primary source of funds to support new loan originations are deposits. Deposits are comprised of core and non-core deposits. To attract core deposits from local and nationwide consumer and commercial markets, we have paid rates at the higher end of the market. We have been able to pay higher rates due to the higher rates earned on our loan portfolio. We utilize rate listing services and website advertising to attract deposits from consumer and commercial sources. Non-core deposits generally include brokered deposits and deposits acquired through the utilization of a listing service.
We intend to have various term offerings to match our funding needs. With no current plans to expand our brick-and-mortar branch network, online and mobile banking offers a means to meet customer needs and aggregate deposits more efficiently compared to a traditional branch network. We believe that the rise of mobile and online banking provides us the opportunity to further leverage the technological competency we have demonstrated in recent years.
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of our liquidity policy is to control the risk to our earnings and capital arising from the inability to meet obligations in a timely manner. This entails ensuring sufficient funds are available at all times and at a reasonable cost to meet potential demands from both fund providers and borrowers.
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At December 31, 2024, we had the ability to access $239.2 million from the FRB’s Discount Window on a collateralized basis. The Bank had an available unsecured line of credit with two correspondent banks to borrow up to $6.1 million in overnight funds. We also maintain a $25.0 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of December 31, 2024. In long term borrowings, we had $0.1 million outstanding at December 31, 2024 related to the PPPLF. The PPPLF is secured by pledged PPP loans.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2024, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $109.2 million and constituted 14.6% of total assets. In addition, during the third quarter of 2024, we purchased U.S. Treasury securities, which are classified as investment securities AFS. These investment securities totaled $29.9 million at December 31, 2024 (4.0% of total assets) and can be readily sold. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $18.7 million to $173.7 million at December 31, 2024 compared to $155.1 million at December 31, 2023, primarily due to the purchase of additional equity interests in BFG in exchange for $4.1 million in FinWise Bancorp common stock and net income of $12.7 million.

We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 23.3% and 26.5% as of December 31, 2024 and December 31, 2023, respectively.
Our return on average equity was 7.7% and 11.9% for the years ended December 31, 2024 and 2023, respectively. Our return on average assets was 2.0% and 3.5% for the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 8 - Capital Requirements to the consolidated financial statements included in Part II, Item 8 for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase up to 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. The repurchase program expires on March 31, 2026. During the three months ended December 31, 2024, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our significant contractual obligations as of December 31, 2024:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$224,181	$224,181	$—	$—	$—
Time deposits	320,771	245,180	29,629	35,294	10,668
Operating lease obligations	5,595	1,122	2,270	2,203	—
Total	$550,547	$470,483	$31,899	$37,497	$10,668

Off-Balance Sheet Financing Arrangements
In the normal course of business, we enter into certain off-balance sheet arrangements to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For details of our commitments to extend credit please see Note 9 - Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8..
Reconciliations of Non-GAAP Financial Measures
We believe that both management and investors benefit from certain non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peers. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with U.S. GAAP.
FinWise has entered into agreements with certain of its Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. We estimate and record a provision for expected losses for these Strategic Program loans in accordance with U.S. GAAP, which requires estimation of the provision without consideration of the credit enhancement. When the provision for expected losses over the life of the loans that are subject to such credit enhancement is recorded, a credit enhancement asset reflecting the potential future recovery of those losses is also recorded on the balance sheet in the form of non-interest income (credit enhancement income). Reimbursement or indemnification for incurred losses is provided for in the form of a deposit reserve account that is replenished periodically by the respective Strategic Program service provider. Any remaining income on such loans in excess of the amounts retained by FinWise and placed in the deposit reserve account are paid to the Strategic Program service provider. Income on such loans in excess of amounts retained by FinWise are expensed for services provided by the Strategic Program service provider including its legal commitment to indemnify or reimburse all credit or fraud losses pursuant to credit enhancement agreements. The credit enhancement asset is reduced as credit enhancement payments and recoveries are received from the Strategic Program service provider or taken from its cash reserve account. If the Strategic Program service provider is unable to fulfill its contracted obligations under its credit enhancement agreement, then the Bank could be exposed to the loss of the reimbursement and credit enhancement income as a result of this counterparty risk. See the following reconciliations of non-GAAP measures for the impact of the credit enhancement on our financial condition and results.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on total interest income on loans HFI and average yield on loans HFI:

	As of and for the Year Ended
	12/31/2024
($ in thousands; unaudited)	Total Average Loans HFI	Total Interest Income on Loans HFI	Average Yield on Loans HFI
Before adjustment for credit enhancement	$417,207	$51,194	12.27%
Less: credit enhancement expense		(8)
Net of adjustment for credit enhancement expenses	$417,207	$51,186	12.27%
Total interest income on loans HFI net of credit enhancement expense and the average yield on loans HFI are non-GAAP measures that include the impact of credit enhancement expense on total interest income on loans HFI and the respective average yield on loans HFI, the most directly comparable GAAP measures.

The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on net interest income and NIM:

	As of and for the Year Ended
	12/31/2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$589,880	$58,912	9.99%
Less: credit enhancement expense		(8)
Net of adjustment for credit enhancement expenses	$589,880	$58,904	9.99%
Net interest income and net interest margin net of credit enhancement expense are non-GAAP measures that include the impact of credit enhancement expenses on net interest income and net interest margin, the most directly comparable GAAP measures.
Non-interest expenses less credit enhancement expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement expense on non-interest expense:

($ in thousands; unaudited)	Year Ended December 31, 2024
Total non-interest expense	$52,835
Less: credit enhancement expense	(8)
Total non-interest expense less credit enhancement expenses	$52,827
Total non-interest expense less credit enhancement expense is a non-GAAP measure that illustrates the impact of credit enhancement expenses on non-interest expense, the most directly comparable GAAP measure.
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Year Ended December 31, 2024
Total non-interest income	$22,485
Less: credit enhancement income	(111)
Total non-interest income less credit enhancement income	$22,374
Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhancement program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of December 31, 2024
Allowance for credit losses	$(13,176)
Less: allowance for credit losses related to credit enhanced loans	(111)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$(13,065)
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhancement program on the allowance for credit losses. The total outstanding balance of loans held-for-investment with credit enhancement as of December 31, 2024 was approximately $0.9 million.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and very likely will, differ from our static earnings at risk (“EAR”) results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and increase liability duration in order to increase asset sensitivity.
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2024:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2024	(17.3)%	(12.6)%	(8.1)%	(3.9)%	—%	4.8%	9.7%	14.6%	19.5%
Utilizing an economic value of equity (“EVE”) approach, we analyze the risk to capital from the effects of various interest rate scenarios through a long-term discounted cash flow model. This measures the difference between the economic value of our assets and the economic value of our liabilities, which is a proxy for our liquidation value. While this provides some value as a risk measurement tool, management believes EAR is more appropriate in accordance with the going concern principle.
The following table illustrates the results of our EVE analysis as of December 31, 2024.
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2024	(20.6)%	(13.1)%	(7.6)%	(3.4)%	—%	3.2%	6.3%	9.1%	11.6%
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We endeavor to manage our sensitivity position within our established guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and the market value of all interest earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We endeavor to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options or financial futures contracts for the purpose of reducing interest rate risk. Based on the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Bank’s Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by our board of directors. The ALCO formulates strategies based on perceived levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, capital planning, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest earning assets and interest-bearing liabilities and an interest rate shock simulation model.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and the Board of Directors of
FinWise Bancorp and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of FinWise Bancorp and Subsidiaries (the “Company”), as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Moss Adams LLP
Everett, Washington
March 26, 2025
We have served as the Company’s auditor since 2018.

FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents
Cash and due from banks	$9,600	$411
Interest-bearing deposits in other banks (restricted cash of $3.1 million and $0, respectively)	99,562	116,564
Total cash and cash equivalents	109,162	116,975
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $30.0 million)	29,930	—
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $11.1 million and $13.8 million, respectively)	12,565	15,388
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	349	238
Strategic Program loans held-for-sale, at lower of cost or fair value	91,588	47,514
Loans held-for-investment, net of allowance for credit losses of $13.2 million and $12.9 million, respectively	447,812	358,560
Credit enhancement asset	111	—
Premises and equipment, net	16,328	14,630
Accrued interest receivable	3,566	3,573
Small Business Administration (“SBA”) servicing asset, net	3,273	4,231
Investment in Business Funding Group (“BFG”), at fair value	7,700	4,200
Operating lease right-of-use (“ROU”) assets	3,564	4,293
Income taxes receivable, net	8,868	2,400
Other assets	11,160	14,219
Total assets	$745,976	$586,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$126,782	$95,486
Interest-bearing	418,170	309,347
Total deposits	544,952	404,833
Accrued interest payable	1,494	619
Income taxes payable, net	4,423	1,873
Deferred income taxes, net	899	748
Paycheck Protection Program Liquidity Facility	64	190
Operating lease liabilities	5,302	6,296
Other liabilities	15,122	16,606
Total liabilities	572,256	431,165

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,211,640 and 12,493,565 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	12
Additional paid-in-capital	56,926	51,200
Retained earnings	116,594	103,844
Accumulated other comprehensive income, net of tax	187	—
Total shareholders’ equity	173,720	155,056
Total liabilities and shareholders’ equity	$745,976	$586,221
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Interest income
Interest and fees on loans	$68,892	$58,445
Interest on securities	897	338
Other interest income	4,563	5,751
Total interest income	74,352	64,534

Interest expense
Interest on deposits	15,440	9,974
Other interest expense	—	1
Total interest expense	15,440	9,975
Net interest income	58,912	54,559

Provision for credit losses	11,573	11,638
Net interest income after provision for credit losses	47,339	42,921

Non-interest income
Strategic Program fees	17,762	15,914
Gain on sale of loans, net	2,036	1,684
SBA loan servicing fees, net	1,137	1,842
Change in fair value on investment in BFG	(625)	(600)
Credit enhancement income	111	—
Other miscellaneous income	2,064	2,616
Total non-interest income	22,485	21,456

Non-interest expense
Salaries and employee benefits	35,205	25,751
Professional services	4,736	4,961
Occupancy and equipment expenses	4,240	3,312
Credit enhancement expense	8	—
Other operating expenses	8,646	6,540
Total non-interest expense	52,835	40,564
Income before income taxes	16,989	23,813

Provision for income taxes	4,247	6,353
Net income	$12,742	$17,460

Earnings per share, basic	$0.98	$1.38
Earnings per share, diluted	$0.93	$1.33

Weighted average shares outstanding, basic	12,612,455	12,488,564
Weighted average shares outstanding, diluted	13,228,869	12,909,648
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2024	2023
Net income	$12,742	$17,460
Other comprehensive income items, net of tax:
Unrealized loss on securities available-for-sale	$(97)	$—
Tax effect	24	—
Unrealized gain on interest rate swaps	509	—
Recognition of previously unrealized gain on interest rate swaps in net income	(164)	—
Tax effect	(85)	—
Other comprehensive income, net of tax	187	—
Comprehensive income	$12,929	$17,460
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2022	12,831,345	$13	$54,614	$85,832	$—	$140,459
Impact of the adoption of ASC 326 Credit Losses	—	—	—	(212)	—	(212)
Stock-based compensation expense	168,821	—	2,046	—	—	2,046
Common stock repurchased and retired	(524,241)	(1)	(5,504)	764	—	(4,741)
Stock options exercised, net	17,640	—	44	—	—	44
Net income	—	—	—	17,460	—	17,460
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$—	$155,056
Stock-based compensation expense	393,910	—	2,046	—	—	2,046
Stock options exercised, net	29,597	—	25	—	—	25
Common stock repurchased and retired	(44,608)	—	(469)	8	—	(461)
BFG ownership purchase	339,176	1	4,124	—	—	4,125
Other comprehensive income	—	—	—	—	187	187
Net income	—	—	—	12,742	—	12,742
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$12,742	$17,460

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	5,289	3,811
Provision for credit losses	11,573	11,638
Noncash operating lease cost	729	748
Net (accretion) amortization in securities discounts and premiums	(25)	1
Additions to servicing asset	(269)	(150)
Gain on sale of loans, net	(2,036)	(1,684)
Originations of Strategic Program loans held-for-sale	(4,829,497)	(4,077,855)
Proceeds from sale of Strategic Program loans held-for-sale	4,785,423	4,053,929
Change in fair value of BFG	625	600
Recovery of SBA servicing asset	(865)	(376)
Stock-based compensation expense	2,046	2,046
Deferred income taxes	90	1,915
Net changes in:
Accrued interest receivable	7	(1,755)
Other assets	(1,770)	(6,448)
Accrued interest payable	875	565
Operating lease liabilities	(994)	(724)
Other liabilities	1,066	8,544
Net cash (used in) provided by operating activities	(14,991)	12,265

Cash flows from investing activities:
Net increase in loans receivable	(64,995)	(114,902)
Purchase of lease pools	(35,831)	(29,606)
Proceeds from sale of loans and leases	632	—
Investment in equity securities	—	(18)
Purchase of investment securities available-for-sale	(30,018)	—
Purchase of bank premises and equipment, net	(4,895)	(7,458)
Proceeds from maturities and paydowns of securities held-to-maturity	2,839	1,843
Purchases of securities held-to-maturity	—	(2,939)
(Purchase) redemption of FHLB stock	(111)	210
Net cash used in investing activities	(132,379)	(152,870)

Cash flows from financing activities:
Net increase in deposits	140,119	161,835
Common stock repurchased	(461)	(4,741)
Proceeds from exercise of stock options	25	44
Repayment of PPP Liquidity Facility	(126)	(125)
Net cash provided by financing activities	139,557	157,013

Net change in cash, cash equivalents and restricted cash	(7,813)	16,408
Cash, cash equivalents and restricted cash, beginning of the period	116,975	100,567
Cash, cash equivalents and restricted cash, end of the period	$109,162	$116,975

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,057	$6,626
Cash paid for interest	$14,565	$9,410

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company's common stock	$4,125	$—

The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Nature of business and organization – FinWise Bancorp is a Utah Corporation headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries FinWise Bank, formerly known as Utah Community Bank, and FinWise Investment, LLC. FinWise Bank was incorporated in the state of Utah on May 7, 1999. FinWise Bancorp, formerly known as All West Bancorp, was incorporated in the state of Utah on October 22, 2002, after which, it acquired 100% of FinWise Bank. As of March 4, 2016, FinWise Bank’s articles of incorporation were amended to rename the entity FinWise Bank. As of March 15, 2021, FinWise Bancorp’s articles of incorporation were amended and restated to rename the entity FinWise Bancorp. References herein to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. The word “Company” refers to FinWise Bancorp, FinWise Investment, LLC, and FinWise Bank collectively and on a consolidated basis. References to the “Bank” refer to FinWise Bank on a standalone basis.
The Bank provides a full range of banking services to individual and commercial customers. The Bank’s primary source of revenue is from loans including consumer, Small Business Administration (“SBA”), commercial, commercial real estate, and residential real estate. The Bank also has established Strategic Programs with various third-party loan origination platforms that use technology to streamline the origination of unsecured consumer and secured or unsecured business loans to borrowers within certain approved credit profiles. The Bank earns monthly program fees based on the volume of loans originated in these Strategic Programs, as well as interest during the time the Bank holds the loans.
The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those agencies.
Significant concentrations of credit risk – All of the Company's activities are with customers located throughout the United States. The Company has concentrations in SBA loans, Strategic Program loans, residential real estate loans, and commercial leases. Accordingly, their ultimate collectability is particularly susceptible to changes in market conditions.
Ongoing analysis of the Company's loan portfolio is performed to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. As of December 31, 2024 and 2023, the Company analyzed its exposure to credit risks and concluded that no significant exposure exists from such concentrations of credit risk.
Principles of consolidation – The consolidated financial statements include the accounts of FinWise Bancorp and its wholly-owned subsidiaries, FinWise Bank and FinWise Investment, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.
Use of estimates – In preparing the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated balance sheets and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.
Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses (“ACL”). While management uses currently available information to recognize credit losses on loans, future additions to the allowance may be necessary based on economic conditions and individual credit deterioration.
Reclassifications – Reclassifications have been made to prior year amounts to conform to the current year presentation. Certain of these reclassifications relate to the change in fair value of our SBA servicing asset, which was reclassified from non-interest expense to non-interest income to better align with the SBA servicing asset revenue and the associated costs. The effect of these reclassifications were not material to the previously reported consolidated financial statements.
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
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2024.
Restricted cash – The Company established a restricted cash balance required by the Company’s credit card merchant for payment processing and card management services.
Investments
Investment securities available-for-sale – U.S. Treasury securities that the Company intends to hold for an indefinite period of time, but which may be sold in response to changes in liquidity needs, interest rates, or other similar factors, are classified as available-for-sale (“AFS”). Such securities are recorded in the Company’s consolidated balance sheets at their respective fair values and increases or decreases in those values, other than credit losses, are recorded as unrealized gains or losses, respectively, and are reported as other comprehensive income (loss) in the Company’s consolidated balance sheets, rather than included in or deducted from the Company’s earnings. The Company performs a quarterly analysis of its investment securities AFS to assess and record any expected credit losses through an allowance for credit losses, limited to the amount that fair value was less than the amortized cost basis. Interest on securities classified as AFS are recorded in interest on securities in the Company’s Consolidated Statements of Income.
Investment securities held-to-maturity – Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity (“HTM”) and recorded at amortized cost.
Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security's fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component is recognized through the provision for credit losses on the Company’s Consolidated Statements of Income. (See Note 2 - Investments.)
Equity method investments – Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships and limited liability companies of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option and are not required to be consolidated. The Company concluded that, consistent with its accounting policy, the Company’s level of ownership in Business Funding Group, LLC (“BFG”) was indicative of significant influence and, as a result, the investment would be accounted for using the equity method. However, the Company elected the fair value option for its investment due to cost-benefit considerations. Pursuant to electing the fair value option, the Company measures its investment in BFG at fair value each reporting period and changes in fair value are recorded in the Consolidated Statements of Income within change in fair value on investment in BFG’ See Note 6 - Investment in Business Funding Group, LLC, for a discussion about the Company’s investment in BFG.
Investment in Federal Home Loan Bank (“FHLB”) stock – FHLB stock investments are required based on the level of the Bank’s assets, capital and/or capital/surplus. FHLB stock is carried at cost and periodically evaluated for impairment. There is no readily determinable fair value for this stock as it has no quoted market value, it is a required investment and it is expected to be redeemed at par value. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt. Cash dividends are reported as a component of other miscellaneous income in the Consolidated Statements of Income.
Loans held-for-sale - Loans held-for-sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value. While the Company sells the vast majority of the loans funded in its Strategic Programs shortly after origination, the Company may choose to retain a portion of the funded loans and/or receivables.
Loans held-for-investment – Loans held-for-investment are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and deferred fees and costs. Loan origination fees, net of certain direct origination costs, if any, are deferred and recognized on an adjustment of the related loan yield using an effective-yield method over the contractual life of the loan. Interest income on loans is recognized on an accrual basis commencing in the month of origination using the interest method. Delinquency fees are recognized in income when chargeable and when collectability is reasonably assured.
The Company requires most commercial loans and leases to be substantially collateralized by real estate, equipment, vehicles, accounts receivable, inventories or other tangible or intangible assets. Real estate collateral is generally in the form of first and second mortgages on various types of property. The Company also originates unsecured loans to consumers and businesses.
The Company may change its intent from holding loans for investment and reclassify them as held-for-sale.
Allowance for credit losses - On January 1, 2023, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with a current expected credit losses (“CECL”) model for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.
The allowance for credit losses is reported as a reduction of the amortized cost basis of loans held-for-investment, while the reserve for unfunded loan commitments is included within other liabilities on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. Accrued interest receivable is excluded from the ACL calculation. The amortized cost basis of loans does not include accrued interest receivable. The provision for credit losses on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.
ACL in accordance with CECL methodology
With respect to the Bank's core portfolio which consists of SBA 7(a), local lending, retail point of sale, and equipment finance and leasing, the Bank pools similar loans that are collectively evaluated and determines an appropriate level of general allowance by portfolio segment using a non-discounted cash flow model taking into account probability of default, loss in the event of default, and prepayment speed estimates based on industry specific collected data. The model captures credit and fraud losses assumed to be credit related losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. With respect to the Bank's active retained Strategic Program loan portfolio, the Bank is using a methodology that compares the actual loan performance of a vintage to the worst performing loans within that vintage, known as the high-water mark. The Bank records the expected credit losses based on the high-water mark loss rate. With respect to the Bank's inactive retained Strategic Program loan portfolio, performance data at the summary level provided by the Strategic Programs is banded by credit profile and original loan term and compared to actual loan performance on a quarterly basis. The expected loss rate is supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to national unemployment rate forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following that are derived from the Interagency Policy Statement on Allowance for Credit Losses: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio; changes in the nature and volume of the loan portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due loans, nonaccrual loans, and classified or graded loans; changes in the quality of the Bank's loan review system; changes in the value of underlying collateral for loans that are not collateral-dependent; changes in the level of concentration of credit; changes in the effect of competition, legal, and regulatory requirements on the level of estimated credit losses; and, if applicable, changes in the composition and volume of the loan portfolio due to mergers, acquisitions, and other significant transactions not considered elsewhere. The Bank also considers as an additional qualitative factor any lingering "ripple" effects of the Covid-19 pandemic, including lasting changes to consumer behavior, lending, and society at large. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant.
When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis. These loans are not included in the collective evaluation. For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral- dependent approach is used. These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient method to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
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
Strategic Program Loans Held-for-Investment. Unsecured consumer loans and secured or unsecured business loans issued by the Company through these programs generally follow and are limited to specific predetermined underwriting criteria. Strategic Program loans cover a wide range of borrower credit profiles, loan terms and interest rates. Strategic Program loans generally have higher interest rates and shorter terms similar to consumer loans and tend to have higher credit risk due to the type of collateral securing the loan or in most cases the absence of collateral. See Note 3 - Loans for more information about the Company’s Strategic Program loan portfolio.
Certain agreements with our Strategic Program Service Providers provide for a credit enhancement, which protects the Bank by indemnifying or reimbursing incurred credit and fraud losses. The Company estimates and records a provision for expected losses for these Strategic Program loans. When the provision for the credit losses is recorded, a credit enhancement asset is also recorded on the balance sheet through non-interest income (credit enhancement income) equal to the provision for credit losses estimated for the credit enhanced loans. The credit enhancement asset is reduced when payments for the credit losses charged to the ACL are taken from the Strategic Program Service Provider’s cash reserve account created to absorb the credit losses incurred. The cash reserve account is replenished monthly from cash flows due to the Program Service provider related to the credit enhanced loans.
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
Premises and equipment, net – Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense, which is included in occupancy and equipment expenses, is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for new premises and equipment and major improvements are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are included in non-interest expense.
Lessor accounting – The Company leases commercial operating equipment to a variety of customers. At lease inception the Company determines if an arrangement is a lease. The equipment underlying the operating lease is reported at cost as commercial operating lease equipment within premises and equipment, net in the Company’s Consolidated Balance Sheets and depreciated based on their useful lives on a straight-line basis to the residual value. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over a specified lease term. The Company also has net investments in commercial operating equipment leased to customers, which are classified as sales-type leases or direct financing leases. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit on sales-

type leases is recognized at lease commencement and recorded in other miscellaneous income. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term, yielding a constant periodic rate of return on the net investment in the lease. Sales from sales-type and operating leases are presented net of sales tax and other related taxes. Interest income is recognized over the lease term using the effective interest method.
Lessee accounting – The Company accounts for leases according to ASU 2016-02, Leases (Topic 842), and applies a right -of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. The Company elected to apply the package of practical expedients permitting entities to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Additionally, as provided by ASU 2016-02, the Company elected to not apply the recognition requirements of ASC 842 to short-term leases, defined as leases with a term of twelve months or less, and to recognize the lease payments in net income on short-term leases on a straight-line basis over the lease term.
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
Loans held on the Company’s Consolidated Balance Sheets are classified as either held-for-investment or held-for-sale. Held-for-sale loan sales typically occur two to four days after the origination of the loans. When the Company determines that control over the transfer of financial assets has been surrendered, the transaction will be accounted for as a completed sale in which the underlying loans are derecognized and a resulting gain or loss, if any, is recorded.
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
Derivative instruments – In the normal course of business, the Company is exposed to interest rate fluctuations. Consistent with the Company’s strategy for financial risk management, the Company has established a program that utilizes interest rate swaps to offset the risks associated with the effects of this exposure. The Company utilizes cash flow hedge accounting treatment for interest rate swaps. Cash flow hedges are accounted for by recording the changes in the fair value of the derivative instrument in other comprehensive income (loss) and are recognized in the consolidated statements of income when the hedged item affects earnings. Derivative instruments are recognized on the consolidated balance sheet as other assets or other liabilities, at their respective fair values. See Note 13 - Derivatives for additional information.
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
Revenue from contracts with customers – The Company applies the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of this standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The majority of our revenue-generating transactions are not subject to ASC 606, including interest generated from loans. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. Services that the Company reports as part of non-interest income are subject to ASC 606 and include fees from its deposit customers for transaction-based activities, account maintenance charges and overdraft services. Transaction-based fees, such as ACH and wire transfer fees, overdraft, return and stop payment charges, are recognized at the time such transactions are executed and the services have been fulfilled by the Company. The fees are typically withdrawn from the customer’s deposit account balance. The Company also receives fees from third-parties in its Strategic Programs for setting up systems and procedures to efficiently originate loans in a convenient, compliant and safe manner. Because the third-party simultaneously receives and benefits from the services, revenue is recognized evenly over the term of the loan program. Program fees are received monthly in connection with continuing program services provided for the Company’s Strategic Programs are recorded at the time services are provided.
Stock-based compensation – The Company accounts for all stock-based awards to employees and non-employees, including grants of stock options and restricted stock awards, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock option grants represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment and include consideration of historical experience. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected volatility is based on the Company's data for the expected option term. The expected dividend yield was zero as the Company is not expected to pay dividends in the foreseeable future. Restricted stock awards are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options and restricted stock awards over the requisite service period (generally the vesting period of the equity grant) using the graded-vesting method. The Company accounts for forfeitures of stock–based awards as they occur. Stock-based compensation expense is included in salaries and employee benefits on the income statement.
The table below summarizes the weighted-average assumptions used in the Black-Scholes option pricing model at the grant date for stock options granted during 2023. No stock options were granted during the year ended December 31, 2024.

2023
Risk-free interest rate	3.68%
Expected term in years	6
Expected volatility	44.2%
Expected dividend yield	—
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
The two-class method is used to determine EPS based on participation rights of participating securities in any undistributed earnings. Each unvested share of restricted stock granted by the Company to its employees that includes rights to participate in distributed earnings is considered a participating security and the Company uses the two-class method to calculate net income available to the Company’s common shareholders per common share – basic and diluted.
Comprehensive income (loss) – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on securities AFS and unrealized gains and losses on interest rate swaps designated as cash flow hedges, are reported as a separate component of equity in the accompanying consolidated balance sheets, net of income taxes, and such items, along with net income, are components of comprehensive income (loss). The Company’s policy is to release income tax effects from accumulated other comprehensive income at such time as the earnings or loss of the related activity are recognized in earnings
Off-balance sheet instruments – In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheet. Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default.
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
The Company records a reserve on its unfunded loan commitments which is included within other liabilities on the Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.
Segment reporting – ASC Topic 280, Segment Reporting, requires information to be reported about a company's operating segments using a “management approach”, meaning it is based on the way management organizes segments internally to make operating decisions and assess performance. Based on this guidance, the Company determined it has one reportable operating segment, the Bank. The Company’s Chief Executive Officer and its President, who are together considered to be its chief operating decision maker (“CODM”), review consolidated financial information to manage the

Company’s operations. Since the Company operates and manages its business in one operating and one reportable segment, all required financial segment information can be found in the consolidated financial statements and the notes thereto.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 on January 1, 2024 on a retrospective basis. The adoption modified disclosures but did not have an impact on the Company's consolidated financial statements.
Recent accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s AFS investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s Consolidated Balance Sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of December 31, 2024, are summarized as follows:

	December 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,027	$4	$(101)	$29,930
The following table presents the amortized cost and estimated fair value of investment securities AFS as of the period ended, by contractual maturity:

	December 31, 2024
($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,478	$2,482
Due after one year through five years	27,549	27,448
Total securities AFS	$30,027	$29,930

At December 31, 2024, debt securities AFS in the amount of $30.0 million were pledged as collateral for a credit line held by the Bank.
Accrued interest receivable on debt securities AFS totaled $0.5 million at December 31, 2024 and was included in accrued interest receivable on the Consolidated Balance Sheet.
Investment Securities Held-to-Maturity, at Cost
The Company's HTM investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at December 31, 2024 and December 31, 2023, are summarized as follows:

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,910	$—	$—	$(746)	$5,164
Collateralized mortgage obligations	6,656	—	8	(770)	5,893
Total securities held-to-maturity	$12,565	$—	$8	$(1,516)	$11,057

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$6,959	$—	$—	$(817)	$6,142
Collateralized mortgage obligations	8,429	—	4	(766)	7,667
Total securities held-to-maturity	$15,388	$—	$4	$(1,583)	$13,809
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy U.S. GAAP other-than-temporary impairment (“OTTI”) model with an expected credit loss model (“CECL”). ASU 2016-13 requires an allowance on lifetime expected credit losses on debt securities HTM and AFS but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At December 31, 2024 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities HTM or AFS due to the composition of the portfolio which is generally considered not to have credit risk given the United States government issuance or guarantee associated with these agency securities.
The Company had twenty-two securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and four U.S. Treasury securities, in an unrealized loss position at December 31, 2024 and nineteen securities, consisting of nine collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at December 31, 2023. The following table presents the estimated fair value and gross unrealized losses of debt securities

HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$27,448	$(101)	$—	$—	$27,448	$(101)
Total	$27,448	$(101)	$—	$—	$27,448	$(101)

Held-to-maturity:
Mortgage-backed securities	$—	$—	$5,164	$(746)	$5,164	$(746)
Collateralized mortgage obligations	633	(17)	3,588	(753)	4,221	(770)
Total	$633	$(17)	$8,752	$(1,499)	$9,385	$(1,516)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$680	$(16)	$5,462	$(802)	$6,142	$(817)
Collateralized mortgage obligations	934	(4)	4,812	(762)	5,746	(766)
Total	$1,614	$(20)	$10,274	$(1,564)	$11,888	$(1,583)
The amortized cost and estimated market value of debt securities HTM at December 31, 2024 and December 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,365	1,301	—	—
Due after five years through ten years	807	734	2,745	2,577
Due after ten years	10,393	9,022	12,643	11,232
Total securities held-to-maturity	$12,565	$11,057	$15,388	$13,809
At December 31, 2024, debt securities HTM in the amount of $12.6 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the years ended December 31, 2024 or 2023.

FHLB Stock
The Bank is a member of the FHLB system. As a member, we are required to maintain a minimum level of investment in FHLB stock based on a percentage of our previous year-end assets and our FHLB advances outstanding. At December 31, 2024 and December 31, 2023, the Bank owned $0.3 million and $0.2 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2024 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.
Note 3 – Loans
Loans held-for-investment outstanding by general ledger classification as of December 31, 2024 and December 31, 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
($ in thousands)
SBA(1)	$255,056	$239,922
Commercial leases	70,153	38,110
Commercial, non-real estate	3,691	2,457
Residential real estate	51,574	38,123
Strategic Program loans	20,122	19,408
Commercial real estate:
Owner occupied	41,046	20,798
Non-owner occupied	1,379	2,025
Consumer	22,212	11,372
Total loans held-for-investment, gross	$465,233	$372,215
Deferred loan fees, net	(4,245)	(767)
Allowance for credit losses	(13,176)	(12,888)
Loans held-for-investment, net	$447,812	$358,560

(1) Included in the SBA loans held-for-investment above are $158.7 million and $131.7 million of loans guaranteed by the SBA as of December 31, 2024 and December 31, 2023, respectively.
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
The Company may also hold loans or a portion of the loans or receivables and sell the remainder directly to the Strategic Program provider or other investors. The Company is generally the servicer of the loans it originates through Strategic Programs. The Company earns a servicing fee equal to a percentage of the outstanding balance of the loans generated under

Strategic Programs for servicing such loans. In turn, the Strategic Program service providers, subject to the Company’s approval and oversight, typically serve as sub-servicer and perform primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring.
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at December 31, 2024 and December 31, 2023, was $54.0 million and $29.8 million, respectively.
Strategic Program loans retained and held-for-sale as of December 31, 2024 and December 31, 2023, are summarized as follows:

	December 31,	December 31,
	2024	2023
($ in thousands)
Retained Strategic Program loans	$20,122	$19,408
Strategic Program loans held-for-sale	91,588	47,514
Total Strategic Program loans	$111,710	$66,922
Allowance for Credit Losses
In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments identified as of December 31, 2024 and 2023 are based on the CECL methodology:

	December 31,	December 31,
	2024	2023
($ in thousands)
Construction and land development	$42,331	$28,330
Residential real estate	61,316	51,428
Residential real estate multifamily	1,692	647
Commercial real estate:
Owner occupied	190,286	186,550
Non-owner occupied	12,849	15,354
Commercial and industrial	44,329	21,399
Consumer	22,155	10,989
Lease financing receivables	70,153	38,110
Retained Strategic Program loans	20,122	19,408
Total loans held-for-investment, gross	$465,233	$372,215

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows for the periods indicated:

	Year Ended December 31, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$58	$—	$—	$374
Residential real estate	956	64	(297)	65	788
Residential real estate multifamily	6	32	—	—	38
Commercial real estate:
Owner occupied	3,336	203	(1,039)	334	2,834
Non-owner occupied	282	52	(221)	—	113
Commercial and industrial	361	1,211	(889)	17	700
Consumer	211	555	(134)	6	638
Lease financing receivables	355	1,233	(293)	92	1,387
Retained Strategic Program loans	7,065	7,840	(9,796)	1,195	6,304
Total allowance for credit losses on financing receivables	$12,888	$11,248	$(12,669)	$1,709	$13,176

Unfunded lending commitments	139	325	—	—	464
Total allowance for credit losses	$13,027	$11,573	$(12,669)	$1,709	$13,640

	Year Ended December 31, 2023
($ in thousands)	Beginning Balance	Impact of ASU 2016-13 adoption	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$424	$(67)	$(41)	$—	$—	$316
Residential real estate	876	(58)	273	(225)	90	956
Residential real estate multifamily	3	1	2	—	—	6
Commercial real estate:
Owner occupied	3,030	(532)	1,551	(714)	1	3,336
Non-owner occupied	208	(42)	(262)	—	378	282
Commercial and industrial	339	(85)	558	(472)	21	361
Consumer	65	14	198	(68)	2	211
Lease financing receivables	339	(105)	121	—	—	355
Retained Strategic Program loans	6,701	1,131	9,125	(10,946)	1,054	7,065
Total allowance for credit losses on financing receivables	$11,985	$257	$11,525	$(12,425)	$1,546	$12,888

Unfunded lending commitments	—	26	113	—	—	139
Total allowance for credit losses	$11,985	$283	$11,638	$(12,425)	$1,546	$13,027

Nonaccrual and past due loans are summarized below as of December 31, 2024 and December 31, 2023:

December 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$42,331	$42,331
Residential real estate	—	—	—	7,141	101	54,074	61,316
Residential real estate multifamily	—	—		—	—	1,692	1,692
Commercial real estate:			—
Owner occupied	2,070	—	2,070	17,435	6,102	164,679	190,286
Non-owner occupied	—	—	—	2,796	—	10,053	12,849
Commercial and industrial	—	—	—	1,788	—	42,541	44,329
Consumer	286	13	299	—	—	21,856	22,155
Commercial leases	279	—	279	158	202	69,513	70,153
Retained Strategic Program loans	1,553	62	1,615	—	—	18,507	20,122
Total	$4,188	$75	$4,263	$29,318	$6,405	$425,246	$465,233

(1) Included in the nonaccrual loan balances are $18.9 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2023
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$1,648	$297	$1,945	$—	$—	$26,385	$28,330
Residential real estate	23	—	23	1,585	—	49,820	51,428
Residential real estate multifamily	—	—	—	—	—	647	647
Commercial real estate:			—				—
Owner occupied	—	—	—	21,643	640	164,267	186,550
Non-owner occupied	—	—	—	2,362	—	12,992	15,354
Commercial and industrial	—	—	—	282	—	21,117	21,399
Consumer	81	47	128	—	—	10,860	10,989
Commercial leases	—	—	—	—	—	38,110	38,110
Retained Strategic Program loans	1,953	96	2,049	—	—	17,359	19,408
Total	$3,705	$440	$4,145	$25,872	$640	$341,558	$372,215

(1) Included in the nonaccrual loan balances are $15.0 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the years ended December 31, 2024 and 2023, while loans were classified as nonaccrual. The amount of accrued interest for the years ended December 31, 2024 and 2023, that was reversed against interest income on nonaccrual loans was approximately $0.5 million and $0.7 million, respectively.

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
Doubtful - A doubtful asset has an existing weakness or weaknesses that make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable.
Loss - A loss asset has an existing weakness or weaknesses that render the loan uncollectible and of such little value that continuing to carry as an asset on our books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical nor desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.
Not Rated – For Strategic Program loans, the Company does not evaluate and risk rate the loans in the same manner as other loans in the Company’s portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow the Company to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans is highly correlated with delinquency levels.
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2024, in addition to the gross writeoff by collateral type for the year ended December 31, 2024. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$18,008	$9,080	$12,687	$2,556	$—	$—	42,331
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	18,008	9,080	12,687	2,556	—	—	42,331
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate

Pass	4,025	1,172	575	1,332	1,655	—	8,759
Watch	14,268	18,766	4,134	1,103	1,333	—	39,604
Special Mention	—	3,719	1,758	—	80	—	5,557
Substandard	—	—	7,129	50	217	—	7,396
Total	18,293	23,657	13,596	2,485	3,285	—	61,316
Current period gross writeoff	—	—	—	(252)	(45)	—	(297)

Residential real estate multifamily
Pass	1,039	293	256	78	—	—	1,666
Watch	—	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	1,039	293	256	78	26	—	1,692
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate-owner occupied
Pass	26,160	3,897	3,468	1,180	9,112	—	43,817
Watch	25,137	51,350	28,462	5,904	3,342	—	114,195
Special Mention	—	4,553	1,736	—	2,207	—	8,496
Substandard	—	16,150	5,142	1,414	1,072	—	23,778
Total	51,297	75,950	38,808	8,498	15,733	—	190,286
Current period gross writeoff	—	(364)	(369)	(109)	(197)	—	(1,039)

Commercial real estate-non-owner occupied
Pass	36	—	1,254	—	343	—	1,633
Watch	1,215	4,111	1,841	1,117	136	—	8,420
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,796	—	—	—	2,796
Total	1,251	4,111	5,891	1,117	479	—	12,849
Current period gross writeoff	—	—	(221)	—	—	—	(221)

Commercial and industrial
Pass	3,588	336	529	322	463	—	5,238
Watch	23,559	9,134	2,945	442	606	—	36,686
Special Mention	—	—	217	—	32	—	249
Substandard	—	1,438	351	—	367	—	2,156
Total	27,147	10,908	4,042	764	1,468	—	44,329
Current period gross writeoff	—	(393)	(227)	(178)	(91)	—	(889)

Consumer
Pass	15,951	4,294	1,257	319	286	—	22,107
Watch	43	5	—	—	—	—	48
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	15,994	4,299	1,257	319	286	—	22,155

Current period gross writeoff	—	(65)	(31)	(19)	(19)	—	(134)

Lease financing receivables
Pass	43,279	22,456	4,338	—	80	—	70,153
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	43,279	22,456	4,338	—	80	—	70,153
Current period gross writeoff	—	(293)	—	—	—	—	(293)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated	17,084	1,540	1,109	389	—	—	20,122
Total	17,084	1,540	1,109	389	—	—	20,122
Current period gross writeoff	(3,801)	(4,683)	(927)	(385)	—	—	(9,796)

Total portfolio loans receivable, gross	$193,392	$152,294	$81,984	$16,206	$21,357	$—	$465,233
Total current period gross writeoff	$(3,801)	$(5,798)	$(1,775)	$(943)	$(352)	$—	$(12,669)
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

Commercial real estate-owner occupied
Pass	12,566	1,234	854	12,207	—	26,861
Watch	62,360	53,832	11,871	7,654	—	135,717
Special Mention	—	192	—	1,498	—	1,690
Substandard	16,466	3,712	1,066	1,038	—	22,282
Total	91,392	58,970	13,791	22,397	—	186,550
Current period gross writeoff	(318)	(21)	(97)	(278)	—	(714)

Commercial real estate-non-owner occupied
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
Modified Loans to Troubled Borrowers
Effective January 1, 2023 loan modifications to borrowers experiencing financial difficulty are required to be disclosed by type of modification and by type of loan. Prior accounting guidance classified loans which were modified as troubled debt restructurings (“TDRs”) only if the modification reflected a concession from the lender in the form of a below market interest rate or other concession in addition to borrower financial difficulty. On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.
In the year ended December 31, 2024 there were three material loan modifications reportable under the new guidance. Subsequent to December 31, 2024, there was a payment default of $0.2 million on a loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status.

	As of December 31, 2024
($ in thousands)	Principal deferment (Months)	Outstanding Balance	% of Total Loan Type
Commercial real estate - owner occupied	11 months	$241	0.13%
Commercial and industrial	11 months	$367	0.83%
Residential real estate	11 months	$153	0.25%
Total		$761
In the year ended December 31, 2023 there was one material loan modification reportable under the new guidance. This loan did not go into default during the twelve months following its modification.

	As of December 31, 2023
($ in thousands)	Principal deferment (Months)	Outstanding Balance	% of Total Loan Type
Residential real estate	12 months	$156	0.30%
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $20.1 million and $19.4 million as of December 31, 2024 and 2023, respectively, consist primarily of personal loans to individuals. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of our strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications typically include i) a delay in payment and extension of the loan term, or ii) accrued interest forgiveness and interest rate and payment reductions. As of December 31, 2024, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $4.4 million. As of December 31, 2023, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $4.5 million. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.
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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

($ in thousands)		Collateral Type
As of December 31, 2024	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	10	7,243	—	7,243
Commercial real estate:
Owner occupied	9	23,536	—	23,536
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,789	1,789
Commercial leases	36	—	359	359
Total	$55	$33,575	$2,148	$35,723
The amount of collateral-dependent loans as of December 31, 2024 include $18.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)		Collateral Type
As of December 31, 2023	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$615	$—	$615
Residential real estate	—	1,585	—	1,585
Commercial real estate:
Owner occupied	45	21,643	—	21,643
Non-owner occupied	—	2,362	—	2,362
Commercial and industrial	—	—	282	282
Total	$45	$26,205	$282	$26,487
The amount of collateral-dependent loans as of December 31, 2023 include $15.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Premises and Equipment and Leases
Premises and equipment at December 31, 2024 and 2023, consist of the following:

	December 31,
	2024	2023
($ in thousands)
Leasehold improvements	$3,700	$3,700
Commercial operating lease equipment	12,874	9,300
Furniture, fixtures, and equipment	6,102	3,298
Construction in progress	605	2,153
Total premises and equipment	$23,281	$18,451
Less accumulated depreciation	(6,953)	(3,821)
Premises and equipment, net	$16,328	$14,630
Total depreciation and amortization expense, included in occupancy and equipment expenses, was $3.2 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively, which included depreciation expense on assets leased and available for lease of $1.6 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.
Leasing as a Lessor - Commercial Operating Lease Equipment
The Company includes commercial operating leases within premises and equipment. The net book value of the commercial operating leases as of December 31, 2024 and December 31, 2023 was $10.4 million and $8.2 million. Rental income from commercial operating leases for the years ended December 31, 2024 and 2023 was $2.2 million and $1.3 million, respectively.
Leasing as a Lessee
The Company leases its facilities under noncancelable operating leases. Rent expense was as follows:

	Years Ended December 31,
	2024	2023
($ in thousands)
Operating leases
Operating lease cost	$840	$876
Variable lease cost	85	35
Operating lease expense	925	911
Short-term lease rent expense	37	—
Total rent expense	$962	$911

Future minimum annual undiscounted rental payments for the Company’s operating leases are as follows as of December 31, 2024 ($ in thousands):

Year ended December 31, 2025	$1,122
Year ended December 31, 2026	1,118
Year ended December 31, 2027	1,152
Year ended December 31, 2028	1,186
Year ended December 31, 2029	1,017
Thereafter	—
Total future minimum lease payments	5,595
Less present value discount	(293)
Total operating lease liabilities	$5,302
The weighted-average lease term and discount rate used are as follows:

	As of
	December 31, 2024	December 31, 2023

Weighted-average remaining lease term – operating leases (in years)	4.8	5.8
Weighted-average discount rate – operating leases	1.9%	1.9%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023
($ in thousands)
Cash paid for operating leases	$1,142	$850
Note 5 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $218.4 million and $275.2 million at December 31, 2024 and 2023, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Years Ended December 31,
($ in thousands)	2024	2023
Balance at beginning of period	$4,231	$5,210
Additions to servicing asset	269	150
Amortization of servicing asset	(2,092)	(1,505)
Change in valuation allowance	865	376
Balance at end of period	$3,273	$4,231

SBA servicing asset, fair value	$3,273	$4,231
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Years Ended December 31,
($ in thousands)	2024	2023
Balance at beginning of period	$(2,151)	$(2,527)
Recovery	865	376
Balance at end of period	$(1,286)	$(2,151)
The fair market value of the SBA servicing asset as of December 31, 2024 and December 31, 2023, was $3.3 million and $4.2 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 21.1%, weighted average term of 3.30 years, and a weighted average discount rate of 12.1% at December 31, 2024.
The Company assumed a weighted average prepayment rate of 18.2%, weighted average term of 3.72 years, and a weighted average discount rate of 15.4% at December 31, 2023.
Note 6 – Investment in Business Funding Group, LLC
On December 31, 2019, the Company purchased from certain members of BFG a 10% membership interest in exchange for an aggregate of 950,784 shares of the Company’s common stock. The exchange was accounted for at fair value based on the fair value of the Company’s shares of approximately $3.5 million. On July 25, 2023, the Company entered into a definitive agreement, as amended, to purchase from certain members of BFG an additional 10% membership interest in exchange for shares of the Company’s common stock. On February 5, 2024, the transaction was consummated and the Company issued an aggregate 339,176 shares of the Company’s common stock in a private placement to the sellers in exchange for the additional membership interest in BFG. The second transaction increased the Company’s total ownership interest in BFG to 20%. The ownership interest consists of Class A Voting Units representing 4.7% of the aggregate membership interests of BFG and Class B Non-Voting Units representing 15.3% of the aggregate membership interests of BFG.
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
For further information on the Company’s investment in BFG, see Note 14 - Related Party Transactions.

Note 7 – Deposits
Major classes of deposits are as follows:

	December 31,
	2024	2023
($ in thousands)
Demand	$198,185	$145,544
Savings	9,287	8,633
Money markets	16,709	11,661
Time certificates of deposit	320,771	238,995
Total deposits	$544,952	$404,833
The aggregate amount that exceed the $250 thousand insurance limit of time deposits at December 31, 2024 and 2023 were $3.2 million and $2.0 million, respectively.
At December 31, 2024, the scheduled maturities of time deposits are as follows ($ in thousands):

Year ended December 31, 2025	$245,180
Year ended December 31, 2026	26,676
Year ended December 31, 2027	2,953
Year ended December 31, 2028	3,857
Year ended December 31, 2029	31,437
Thereafter	10,668
Total	$320,771
Note 8 – Capital Requirements
The Bank is subject to various regulatory capital requirements administered by federal and State of Utah banking agencies (the regulators). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off -balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2024 and December 31, 2023, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of December 31, 2024 and December 31, 2023, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table presents the actual and required capital amounts and ratios for the Bank as of the periods indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2024
Leverage ratio (CBLR election)	$135,375	20.6%	$59,196	9.0%
December 31, 2023
Leverage ratio (CBLR election)	$116,108	20.7%	$50,441	9.0%
Bank Dividends
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
Note 9 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of December 31, 2024 and December 31, 2023, the Bank’s available line of credit with the FHLB to borrow funds was $25.0 million and $30.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of December 31, 2024 and December 31, 2023, no amounts were outstanding under the line of credit. Loans totaling $41.6 million and $46.9 million were pledged to secure the FHLB line of credit as of December 31, 2024 and December 31, 2023, respectively.
Other Lines of Credit
At December 31, 2024 and December 31, 2023, the Bank had the ability to borrow $239.2 million and $11.4 million, respectively, from the FRB’s Discount Window on a collateralized basis. Loans totaling $240.8 million and $0.0 million and securities of $42.6 million and $13.0 million were pledged to secure the line of credit with the FRB’s Discount Window as of December 31, 2024 and December 31, 2023, respectively. The FRB’s Bank Term Funding Program was officially closed in March 2024. At December 31, 2023, the Bank had the ability to access $0.8 million from the FRB’s Bank Term Funding Program on a collateralized basis. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at December 31, 2024 and December 31, 2023. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at December 31, 2024 and December 31, 2023. The Bank had no outstanding balances on such unsecured or secured lines of credit as of December 31, 2024 and December 31, 2023.

Borrower-In-Custody (“BIC”)
During 2024, the Bank was accepted into the FRB’s borrower-in-custody program, which allows financial institutions to pledge loans as collateral for FRB’s Discount Window advances, that are not pledged to the FHLB, while retaining possession or control of the collateral. As of December 31, 2024, the Bank had secured unused borrowing capacity of $198.8 million and had $240.8 million in loans that were pledged as collateral under the BIC program (the $198.8 million unused borrowing capacity is included in the $239.2 million of funds available to borrow from the FRB’s Discount Window in the preceding paragraph). The Company had no advances outstanding under the BIC program as of December 31, 2024.
Financial Instruments with Off-Balance Sheet Risk
Commitments to Extend Credit
In the ordinary course of business, the Bank has entered into commitments to extend credit to customers which have not yet been exercised. These financial instruments include commitments to extend credit in the form of loans. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s commitments to extend credit as of the periods indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown in the table below do not necessarily reflect the actual future cash funding requirements.
At December 31, 2024 and December 31, 2023, financial instruments with off-balance-sheet risk were as follows:

	December 31,	December 31,
($ in thousands)	2024	2023
Revolving, open-end lines of credit	$2,365	$1,630
Undisbursed commercial real estate loans	23,200	17,421
Other unused commitments	830	724
Total unfunded loan commitments	$26,395	$19,775
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the Consolidated Balance Sheets and is adjusted through a charge to provision for credit loss expense on the Consolidated Statements of Income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.5 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively.
Note 10 – Stock-Based Compensation and Employee Benefit Plans
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Option Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or shareholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At December 31, 2024, 445,440 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Option Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or shareholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At December 31, 2024, 2,189 shares under the 2016 Plan were available for future issuance.
The 2019 Plan and the 2016 Plan (collectively, the “Plans”) provide for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The Plans also provide for the issuance of incentive stock options only to employees. The stock-based incentive awards for the Plans are granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant in the case of stock options. Restricted stock is valued based on the fair market value of the Company’s common stock on the grant date. Vesting of the stock options vary by employee or director and can have a term no more than 10 years, with the options generally having vesting periods ranging from 1 to 5 years. Restricted stock vests over periods ranging from approximately 1 to 5 years.
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
Stock Options
The following summarizes stock option activity for the year ended December 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	981,488	$5.72	6.9	$8,429,619
Options exercised	(45,420)	$4.10
Options forfeited	(30,886)	$7.47
Outstanding at December 31, 2024	905,182	$5.74	5.9	$9,266,286
Options vested and exercisable at December 31, 2024	766,442	$5.23	5.6	$8,241,070
The weighted average grant date fair value of options per share granted during the year ended December 31, 2023 was $4.11, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.3 million and $0.1 million, respectively. During the years ended December 31, 2024, and 2023 the Company received de minimis proceeds from the exercise of stock options and recognized a de minimis tax benefit from the exercise of stock options for both years. Upon exercise of the stock options, the Company issued new authorized shares.
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
The following summarizes unvested restricted stock activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	199,208	$10.05
Granted	419,299	$10.18
Vested	(96,475)	$10.39
Forfeited	(25,389)	$10.12
Unvested as of December 31, 2024	496,643	$10.09
The weighted average grant date fair value of restricted stock granted in the year ended December 31, 2023 was $8.63. The total fair value of restricted stock that vested during the years ended December 31, 2024 and 2023 was $1.2 million and $1.0 million, respectively.
Stock-based Compensation Expense
The following tables present stock-based compensation expense recognized:

	Years Ended December 31,
($ in thousands)	2024	2023
Stock options	$237	$493
Restricted stock	1,809	1,553
Total	$2,046	$2,046
As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.1 million and $3.2 million, respectively, which is expected to be recognized over the remaining weighted average vesting period of 1.0 years and 2.4 years, respectively.
Defined Contribution Plan
The Company has established an employee directed 401(k) plan (“Plan”) for employees meeting certain eligibility requirements. The Plan requires the Company to contribute a safe harbor amount annually. In addition, the Plan allows the Company, at its discretion, to make a matching contribution or additional profit sharing contribution based on each eligible employee’s compensation for the Plan year. The participants must be at least 21 years of age and have at least one year of service in order to be eligible for matching and profit-sharing contributions. The Company made profit-sharing contributions to the Plan of $1.1 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
Note 11 – Fair Value of Financial Instruments
The Company measures and discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, not a forced liquidation or distressed sale). U.S. GAAP establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. Among other things, the standard requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions. These two types of inputs create the following fair value hierarchy.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2024 and 2023.
The following methods were used to estimate the fair value of each class of financial instruments on a recurring basis:
Investment securities available-for-sale: Investment securities AFS consist of U.S. Treasury securities and are carried at fair value. The Company estimates the fair value of investment securities AFS using current active market quotes, if available, which are considered Level 1 measurements. Level 1 measurements include securities issued by the U.S. Treasury.
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.50% discount to non-voting shares to arrive at fair value as of December 31, 2024 and December 31, 2023. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. See Note 6 - Investment in Business Funding Group, LLC and Note 14 - Related Party Transactions for more information.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company’s financial instruments valued on a recurring basis as of the periods indicated:

		December 31, 2024	December 31, 2023
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$29,930	$—
Investment in BFG	3	$7,700	$4,200
Derivative asset	2	$509	$—
The table below presents a reconciliation of our investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Years Ended December 31,
($ in thousands)	2024	2023
Beginning balance	$4,200	$4,800
Purchase of BFG ownership interest	4,125	—
Change in fair value of BFG	(625)	(600)
Ending balance	$7,700	$4,200

The table below presents the Company’s financial instruments valued on a nonrecurring basis as of the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Nonrecurring assets:
Individually evaluated loans	$35,723	$—	$—	$35,723
December 31, 2023
Nonrecurring assets:
Individually evaluated loans	$27,127	$—	$—	$27,127
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of December 31, 2024 and 2023:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually evaluated loans	$35,723	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2023
Individually evaluated loans	$27,127	Market comparable	Discount to appraisal value for estimated selling costs	7.57%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of December 31, 2024 and as of December 31, 2023 are shown in the following table:

($ in thousands)	December 31, 2024 Range (Weighted Average)	December 31, 2023 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	15.3%	11.0%
Expense growth rate	14.9%	13.4%
Discount rate	27.5%	20.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.8x	3.5x to 5.5x
The tables below present the carrying amount and estimated fair value of the Company's financial instruments as of the periods indicated:

	December 31, 2024		Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,162	$109,162	$109,162	$—	$—
Investment securities available-for-sale	29,930	29,930	29,930	—	—
Investment securities held-to-maturity	12,565	11,057	—	11,057	—
Investment in FHLB stock	349	349	—	349	—
Loans held-for-investment, net	447,812	478,919	—	—	478,919
Strategic Program loans held-for-sale	91,588	91,588	—	91,588	—
Accrued interest receivable	3,566	3,566	—	3,566	—
SBA servicing asset, net	3,273	3,273	—	3,273	—
Investment in BFG	7,700	7,700	—	—	7,700
Derivative asset	509	509	—	509	—
Financial liabilities:
Total deposits	544,952	528,253	—	528,253	—
Accrued interest payable	1,494	1,494	—	1,494	—
PPPLF	64	64	—	64	—

	December 31, 2023		Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$116,975	$116,975	$116,975	$—	$—
Investment securities held-to-maturity	15,388	13,809	—	13,809	—
Investment in FHLB stock	238	238	—	238	—
Loans held-for-investment, net	358,560	360,032	—	—	360,032
Strategic Program loans held-for-sale	47,514	47,509	—	47,509	—
Accrued interest receivable	3,573	3,573	—	3,573	—
SBA servicing asset, net	4,231	4,231	—	4,231	—
Investment in BFG	4,200	4,200	—	—	4,200
Financial liabilities:
Total deposits	404,833	394,195	—	394,195	—
Accrued interest payable	619	619	—	619	—
PPPLF	190	190	—	190	—
Note 12 – Income Taxes
The components of income tax expense consist of the following:

	December 31,
($ in thousands)	2024	2023
Current tax expense
Federal	$3,030	$3,446
State	1,127	992
Deferred tax expense
Federal	425	1,614
State	(335)	301
Income tax expense	$4,247	$6,353
The components of net deferred income tax assets and liabilities on the balance sheet at December 31, 2024 and 2023, are as follows:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets
Operating lease liabilities	$1,302	$1,560
Allowance for credit losses	2,274	689
Loan servicing rights	316	533
Nonqualified stock options	154	150
Restricted stock	386	240
Deferred loan fees, net	—	51
Unrealized losses on securities AFS	24	—
Other	438	61
Total deferred tax assets	4,894	3,284

Deferred tax liabilities
ROU asset	(875)	(1,063)
Deferred loan fees, net	(2,159)	—
Net book value of fixed assets	(2,020)	(2,199)
Loan trailing fees	(335)	(424)
Unrealized gains on cash flow hedges	(85)	—
Other	(319)	(346)
Total deferred tax liabilities	(5,793)	(4,032)
Deferred taxes, net	$(899)	$(748)
The income tax expense recorded differs from the expected income tax expense and the reconciliation of these differences is as follows at December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Federal income tax expense at statutory rates	$3,568	$5,001
Nondeductible compensation	84	323
State income tax expense, net	626	991
Other	(31)	38
Income tax expense	$4,247	$6,353

At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.
The Company and its subsidiaries are subject to income tax within U.S. federal and various state jurisdictions. The Company remains subject to examination for income tax returns in all federal and state jurisdictions for the years ending on or after December 31, 2021.
Note 13 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate deposits.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following December 31, 2024, the Company estimates that an additional $0.3 million will be reclassified as a reduction to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheet
The table below presents the notional amount, location, and fair value of the Company’s derivative financial instruments on the Consolidated Balance Sheet as of December 31, 2024:

Derivative Assets
	As of December 31, 2024
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$509
Total			$509
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2024:

	Year Ended December 31, 2024
	Amount of Gain Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$509	Interest on deposits	$164
Total	$509		$164

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the year ended December 31, 2024:

Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships
2024
Location of gain recognized in income	Interest on deposits
Total amount of expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$164

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain reclassified from accumulated OCI into income	$164
Offsetting Derivative Assets
The table below presents derivative instruments that are subject to enforceable master netting arrangements for the periods indicated. The Company has not made a policy election to offset its derivative positions. The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented on the consolidated balance sheet.

As of December 31, 2024				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$509	$—	$509	$—	$—	$509
Note 14 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had no and de minimis loans outstanding to related parties as of December 31, 2024 and December 31, 2023. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.1 million and $1.5 million as of December 31, 2024 and December 31, 2023, respectively.
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 6 - Investment in Business Funding Group, LLC, the Company has a 20% ownership in the outstanding membership units of BFG, as of December 31, 2024. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG. SBA 7(a) loans sourced from BFG totaled $70.3 million and $128.9 million for the years ended December 31, 2024 and 2023, respectively. The Company paid commission fees to BFG in the amounts of $2.8 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively. The Company received distributions from BFG in the amounts of $0.6 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. These distributions were recorded in the Consolidated Statements of Income in other miscellaneous income.

Note 15 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the years ended December 31, 2024 and 2023 ($ in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net income	$12,742	$17,460
Amount allocated to participating common shareholders(1)	(390)	(288)
Net income allocated to common shareholders	$12,352	$17,172
Denominator:
Weighted average shares outstanding, basic	12,612,455	12,488,564
Weighted average effect of dilutive securities:
Stock options	491,036	343,642
Warrants	125,378	77,442
Weighted average shares outstanding, diluted	13,228,869	12,909,648
Earnings per share, basic	$0.98	$1.38
Earnings per share, diluted	$0.93	$1.33

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	77,723	220,100
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
Note 16 – Condensed Financial Statements of Parent Company
Financial information pertaining only to FinWise Bancorp, on a parent company-only basis, is as follows as of and for the years ended December 31, 2024 and 2023:
Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets
Cash and cash equivalents	$20,764	$28,510
Investment in FinWise Bank	140,203	122,055
Investment in BFG, at fair value	7,700	4,200
Investment in FinWise Investment, LLC	290	290
Deferred taxes, net	32	188
Income taxes receivable	5,014	828
Other assets	133	41
Total assets	$174,134	$156,112
Liabilities and shareholders' equity
Other liabilities	414	1,056
Shareholders’ equity	173,720	155,056
Total liabilities and shareholders’ equity	$174,134	$156,112

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2024	2023
Non-interest income
Change in fair value on investment in BFG	$(625)	$(600)
Equity in undistributed earnings of subsidiary	17,960	21,992
Other miscellaneous income	630	685
Total non-interest income	17,965	22,077
Non-interest expense
Salaries and employee benefits	4,606	3,565
Professional services	1,273	1,765
Other operating expenses	943	860
Total non-interest expense	6,822	6,190
Income before income taxes	11,143	15,887
Income tax benefit	(1,599)	(1,574)
Net income	$12,742	$17,461
Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,742	$17,461
Adjustments to reconcile net income to net cash provided by operating activities
Change in fair value of BFG	625	600
Stock-based compensation expense	2,046	2,046
Deferred income tax expense	156	(61)
Net changes in:
Income tax payable (receivable)	(4,186)	(1,905)
Other assets	(91)	(4)
Other liabilities	(642)	760
Net cash provided by operating activities	10,650	18,897
Cash flows from investing activities:
Investment in subsidiary bank	(17,960)	(21,992)
Investment in FinWise Investment, LLC	—	(19)
Net cash used in investing activities	(17,960)	(22,011)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	44
Common stock repurchased	(461)	(4,741)
Net cash used in financing activities	(436)	(4,697)
Net change in cash and cash equivalents	(7,746)	(7,811)
Cash and cash equivalents, beginning of year	28,510	36,321
Cash and cash equivalents, end of year	$20,764	$28,510

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
b)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2024 that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024. Our directors and officers participate in certain of our benefit plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4), (d)(5), and 408(b) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed within 120 days following December 31, 2024.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. The definitive proxy statement will contain additional information relating to the Company’s Inside Information, Market Communications and Securities Trading Policy and Procedures, which information is incorporated herein by reference and filed with this Report as Exhibit 19.1.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2024.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, to be filed within 120 days following December 31, 2024.
The following table provides information as of December 31, 2024, with respect to the shares of our common stock that may be issued under our equity incentive plans approved or not approved by our shareholders, including individual compensation arrangements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Restricted Stock Awards	Weighted-Average Exercise Price of Outstanding Options or Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
FinWise Bancorp 2016 Stock Option Plan	110,923	$5.61	2,189
FinWise Bancorp 2019 Stock Option Plan	1,227,531	$2.62	445,440
Equity compensation plans not approved by security holders(1)	250,914	$5.43	NA
Total	1,589,368	$3.27	447,629
(1)Includes (a) a grant to Kent Landvatter of an aggregate 40,914 non-qualified stock options, (b) a grant to Javvis Jacobson of 60,000 non-qualified stock options, (c) a grant to James Noone of 60,000 non-qualified stock options, (d) grants to Howard Reynolds of an aggregate of 18,000 non-qualified stock options, (e) grants to Gerald E. Cunningham of an aggregate of 18,000 non-qualified stock options, (f) grants to Thomas E. Gibson of an aggregate of 18,000 non-qualified stock options, (g) grants to James N. Giordano of an aggregate of 18,000 non-qualified stock options, (h) grants to Jeana Hutchings of an aggregate of 9,000 non-qualified stock options and (i) grants to Lisa Ann Nievaard of an aggregate of 9,000 non-qualified stock options.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2024.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2024.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:
(1) Financial Statements. See Part II, Item 8 of this Report.
(2) Financial Statement Schedules. Financial statement schedules have been omitted in this Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3) Exhibits. See Exhibit Index listed in Item 15(b) below for a list of those exhibits filed as part of this Report or incorporated by reference.
(b)Exhibits:

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

10.27
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

10.31
Amendment to Membership Interest Purchase Agreement, dated as of January 26, 2024, among Business Funding Group, LLC, certain of its members named therein and FinWise Bancorp (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2024).

10.32+
Offer Letter, dated as of January 30, 2024, between the Company and Robert E. Wahlman (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024).

10.33+
FinWise Bancorp 2019 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).

10.34+
Form of Employee Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.35+
Form of Director Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.36*†	Third Amendment to Lease dated May 14, 2024, between FPA Sandy Mall Associates, LLC and FinWise Bank
10.37*†	Fourth Amendment to Lease dated March 10, 2025, between FPA Sandy Mall Associates, LLC and FinWise Bank
19.1*	Insider Trading Policy
21.1	Subsidiaries of FinWise Bancorp (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
97.1+
FinWise Bancorp Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024).

101*	Inline XBRL Interactive Data
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
+Management contract or compensation plan, contract or arrangement.
*Filed herewith

** Furnished herewith
†    Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWISE BANCORP

Date:	March 26, 2025	By:	/s/ Kent Landvatter
Kent Landvatter
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kent Landvatter	President, Chief Executive Officer and Director (Principal Executive Officer) Chairman of the Board	March 26, 2025
Kent Landvatter

By:	/s/ Robert Wahlman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2025
Robert Wahlman

By:	/s/ Alan Weichselbaum	Director	March 26, 2025
Alan Weichselbaum

By:	/s/ Thomas E. Gibson, Jr.	Director	March 26, 2025
Thomas E. Gibson, Jr.

By:	/s/ Lisa Ann Nievaard	Director	March 26, 2025
Lisa Ann Nievaard

By:	/s/ Jeana Hutchings	Director	March 26, 2025
Jeana Hutchings

By:	/s/ Gerald E. Cunningham	Director	March 26, 2025
Gerald E. Cunningham