Form 10-Q
period 2025-03-31
Finwise Bancorp
filed 2025-05-13
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 13,214,827 shares of common stock, $0.001 par value per share, outstanding.

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
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, tariffs, monetary and fiscal matters, including the application of interest rate caps or maximums;
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
•general economic, political and business conditions, either nationally or in our market areas;
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
•interest rate, volatility and liquidity risks;
•the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting;
•dependence on our management team and changes in management composition;
•the sufficiency of our capital;
•compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, and other anti-money laundering laws, predatory lending laws, and other statutes and regulations;
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
•further negative ratings outlooks or downgrades of the U.S.’s long-term credit rating;
•changes in legislative, regulatory or tax priorities;
•reductions in staffing at U.S. governmental agencies;
•potential government shutdowns or political impasses, including with respect to the U.S. debt ceiling and federal budget; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, this Report, our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and subsequent reports on Form 10-Q and Form 8-K.
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$8,155	$9,600
Interest-bearing deposits in other banks (restricted cash of $3.2 million and $3.1 million, respectively)	112,117	99,562
Total cash and cash equivalents	120,272	109,162
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $30.0 million and $30.0 million, respectively)	30,138	29,930
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $10.8 million and $11.1 million, respectively)	12,008	12,565
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	440	349
Strategic Program loans held-for-sale, at lower of cost or fair value	118,769	91,588
Loans held-for-investment, net of allowance for credit losses of $14.2 million and $13.2 million, respectively	472,402	447,812
Credit enhancement asset	195	111
Premises and equipment, net	3,123	3,548
Assets subject to operating leases, net of accumulated depreciation of $3.2 million and $2.7 million, respectively	10,767	10,176
Accrued interest receivable	2,708	3,566
Deferred income taxes, net	290	—
Small Business Administration (“SBA”) servicing asset, net	3,331	3,273
Investment in Business Funding Group (“BFG”), at fair value	8,100	7,700
Operating lease right-of-use (“ROU”) assets	3,555	3,564
Income taxes receivable, net	3,353	8,868
Other assets	14,678	13,764
Total assets	$804,129	$745,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$123,322	$126,782
Interest-bearing	482,437	418,170
Total deposits	605,759	544,952
Accrued interest payable	2,750	1,494
Income taxes payable, net	962	4,423
Deferred income taxes, net	—	899
Operating lease liabilities	5,226	5,302
Other liabilities	12,071	15,186
Total liabilities	626,768	572,256

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,216,903 and 13,211,640 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in-capital	57,548	56,926
Retained earnings	119,781	116,594
Accumulated other comprehensive income, net of tax	19	187
Total shareholders’ equity	177,361	173,720
Total liabilities and shareholders’ equity	$804,129	$745,976

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest income
Interest and fees on loans	$17,155	$16,035
Interest on securities	390	101
Other interest income	991	1,509
Total interest income	18,536	17,645

Interest expense
Interest on deposits	4,256	3,639
Total interest expense	4,256	3,639
Net interest income	14,280	14,006

Provision for credit losses	3,336	3,154
Net interest income after provision for credit losses	10,944	10,852

Non-interest income
Strategic Program fees	4,962	3,965
Gain on sale of loans, net	846	415
SBA loan servicing fees, net	178	664
Change in fair value on investment in BFG	400	(124)
Credit enhancement income	85	—
Other miscellaneous income	1,339	742
Total non-interest income	7,810	5,662

Non-interest expense
Salaries and employee benefits	9,826	7,562
Professional services	907	1,567
Occupancy and equipment expenses	543	544
Credit enhancement expense	11	—
Other operating expenses	3,031	2,332
Total non-interest expense	14,318	12,005
Income before income taxes	4,436	4,509
Provision for income taxes	1,247	1,194
Net income	$3,189	$3,315

Earnings per share, basic	$0.24	$0.26
Earnings per share, diluted	$0.23	$0.25

Weighted average shares outstanding, basic	12,716,155	12,502,448
Weighted average shares outstanding, diluted	13,483,647	13,041,605
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$3,189	$3,315
Other comprehensive income items, net of tax:
Unrealized gain on securities available-for-sale	$203	$—
Tax effect	(45)	—
Unrealized loss on interest rate swaps	(254)	—
Recognition of previously unrealized gain on interest rate swaps in net income	(113)	—
Tax effect	41	—
Other comprehensive loss, net of tax	(168)	—
Comprehensive income	$3,021	$3,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	—	—	600	—	—	600
Stock options exercised, net	5,263	—	22	(2)	—	20
Other comprehensive loss	—	—	—	—	(168)	(168)
Net income	—	—	—	3,189	—	3,189
Balance at March 31, 2025	13,216,903	$13	$57,548	$119,781	$19	$177,361

Three Months Ended March 31, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$155,056
Stock-based compensation expense	(25,389)	—	150	—	150
Common stock repurchased and retired	(17,697)	—	(186)	6	(180)
Stock options exercised, net	3,900	—	16	—	16
BFG ownership purchase	339,176	1	4,124	—	4,125
Net income	—	—	—	3,315	3,315
Balance at March 31, 2024	12,793,555	$13	$55,304	$107,165	$162,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,189	$3,315

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,377	1,077
Provision for credit losses	3,336	3,154
Noncash operating lease cost	9	189
Net (accretion) amortization of securities (discounts) and premiums	(8)	(3)
Additions to servicing asset	(315)	—
Gain on sale of loans, net	(846)	(415)
Originations of Strategic Program loans held-for-sale	(1,180,397)	(1,072,251)
Proceeds from sale of Strategic Program loans held-for-sale	1,153,388	1,064,818
Change in fair value of BFG	(400)	334
Recovery of SBA servicing asset	(80)	(198)
Stock-based compensation expense	600	150
Deferred income taxes	(1,194)	(240)
Net changes in:
Accrued interest receivable	858	144
Other assets	4,321	3,696
Accrued interest payable	1,256	(31)
Operating lease liabilities	(76)	(250)
Other liabilities	(6,626)	(1,732)
Net cash (used in) provided by operating activities	(21,608)	1,757

Cash flows from investing activities:
Net increase in loans receivable	(17,099)	(10,603)
Purchase of lease pools	(10,124)	(10,677)
Purchase of equipment and lease equipment, net	(1,642)	(1,189)
Proceeds from sales of assets subject to operating leases	287	—
Proceeds from maturities and paydowns of securities held-to-maturity	560	571
Purchase of FHLB stock	(90)	(111)
Net cash used in investing activities	(28,108)	(22,009)

Cash flows from financing activities:
Net increase in deposits	60,806	19,263
Common stock repurchased	—	(180)
Proceeds from exercise of stock options	20	16
Repayment of PPP Liquidity Facility	—	(32)
Net cash provided by financing activities	60,826	19,067

Net change in cash and cash equivalents and restricted cash	11,110	(1,185)
Cash, cash equivalents and restricted cash, beginning of the period	109,162	116,975
Cash, cash equivalents and restricted cash, end of the period	$120,272	$115,790

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$412	$98
Cash paid for interest	$3,000	$3,670

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company’s common stock	$—	$4,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Business, Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Business and Organization – FinWise Bancorp is a Utah bank holding company headquartered in Murray, Utah and operates all business activities through its wholly-owned subsidiaries, FinWise Bank (“Bank”) and FinWise Investment, LLC. The Bank provides a full range of banking services to individual and commercial customers and provides banking and payments solutions to fintech brands. As a technology-focused bank, the Bank also has established Strategic Programs with various third-party platforms that use technology to streamline the origination of consumer and business loans and process payments. FinWise Investment, LLC’s purpose is to hold and manage private investments made by the Company and the Bank.

References to “FinWise Bancorp,” “Bancorp” or the “holding company,” refer to FinWise Bancorp on a standalone basis. References to the “Company” refer to FinWise Bancorp, FinWise Bank, and FinWise Investment, LLC collectively and on a consolidated basis.
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications – Reclassifications have been made to the interim consolidated financial statements to conform to the current year’s presentation. Certain of these reclassifications relate to the change in fair value of the SBA servicing asset, which was reclassified from non-interest expense to non-interest income to better align with the SBA servicing asset revenue and the associated costs. The effect of these reclassifications were not material to the previously reported interim consolidated financial statements.
Use of Estimates – In preparing the interim consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated balance sheets and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.
Stock Repurchase Program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of the Company’s common stock, general market and economic conditions, the ongoing assessment of the Company’s capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. During the three months ended March 31, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, the Company has repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of annual income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. The Company adopted ASU 2023-09 effective January 1, 2025 and will include the incremental disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s Consolidated Balance Sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,032	$106	$—	$30,138

	December 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,027	$4	$(101)	$29,930
The following table presents the amortized cost and estimated fair value of investment securities AFS as of the periods ended, by contractual maturity:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,488	$2,489	$2,478	$2,482
Due after one year through five years	27,544	27,649	27,549	27,448
Total securities AFS	$30,032	$30,138	$30,027	$29,930
At March 31, 2025, debt securities AFS in the amount of $30.0 million were pledged as collateral for a credit line held by the Bank.
Accrued interest receivable on debt securities AFS totaled $0.2 million and $0.5 million at March 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets.

Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,683	$—	$—	$(637)	$5,046
Collateralized mortgage obligations	6,325	—	7	(625)	5,707
Total securities held-to-maturity	$12,008	$—	$7	$(1,262)	$10,753

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,910	$—	$—	$(746)	$5,164
Collateralized mortgage obligations	6,655	—	8	(770)	5,893
Total securities held-to-maturity	$12,565	$—	$8	$(1,516)	$11,057
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At March 31, 2025 and December 31, 2024, there was no ACL related to debt securities HTM or AFS due to the composition of the portfolio which is generally considered not to have credit risk given the United States government issuance or guarantee associated with these agency securities.
The Company had eighteen securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position at March 31, 2025 and twenty-two securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and four U.S. Treasury securities, in an unrealized loss position at December 31, 2024. The following table presents the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$447	$(10)	$4,599	$(627)	$5,046	$(637)
Collateralized mortgage obligations	624	(8)	3,606	(617)	4,230	(625)
Total	$1,071	$(18)	$8,205	$(1,244)	$9,276	$(1,262)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$27,448	$(101)	$—	$—	$27,448	$(101)
Total	$27,448	$(101)	$—	$—	$27,448	$(101)

Held-to-maturity:
Mortgage-backed securities	$—	$—	$5,164	$(746)	$5,164	$(746)
Collateralized mortgage obligations	633	(17)	3,588	(753)	4,221	(770)
Total	$633	$(17)	$8,752	$(1,499)	$9,385	$(1,516)
The amortized cost and estimated market value of debt securities HTM at March 31, 2025 and December 31, 2024, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,281	1,228	1,365	1,301
Due after five years through ten years	766	707	807	734
Due after ten years	9,961	8,818	10,393	9,022
Total securities held-to-maturity	$12,008	$10,753	$12,565	$11,057
At March 31, 2025, debt securities HTM in the amount of $12.0 million were pledged as collateral for a credit line held by the Bank. There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three months ended March 31, 2025 or 2024.
FHLB Stock
The Bank is a member of the FHLB system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At March 31, 2025 and December 31, 2024, the Bank owned $0.4 million and $0.3 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2025 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans
Loans held-for-investment outstanding by general ledger classification as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
($ in thousands)
SBA(1)	$246,004	$255,056
Commercial leases	76,823	70,153
Commercial, non-real estate	3,550	3,691
Residential real estate	55,814	51,574
Strategic Program loans	19,916	20,122
Commercial real estate:
Owner occupied	65,920	41,046
Non-owner occupied	1,390	1,379
Consumer	22,806	22,212
Total loans held-for-investment, gross	$492,223	$465,233
Deferred loan fees, net	(5,586)	(4,245)
Allowance for credit losses	(14,235)	(13,176)
Loans held-for-investment, net	$472,402	$447,812

(1) Included in the SBA loans held-for-investment above are $150.0 million and $158.7 million of loans guaranteed by the SBA as of March 31, 2025 and December 31, 2024, respectively.
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
The Company may also hold loans or a portion of the loans or receivables and sell the remainder directly to the Strategic Program provider or other investors. The Company is generally the servicer of the loans it originates through Strategic Programs. The Company earns a servicing fee equal to a percentage of the outstanding balance of the loans generated under Strategic Programs for servicing such loans. In turn, the Strategic Program service providers, subject to the Company’s approval and oversight, typically serve as sub-servicer and perform primary servicing duties including loan collections, modifications, charging-off, reporting and monitoring, for which the Company incurs a cost.
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at March 31, 2025 and December 31, 2024, was $36.4 million and $54.0 million, respectively.

Strategic Program loans retained and held-for-sale as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025	December 31, 2024
($ in thousands)
Retained Strategic Program loans	$19,916	$20,122
Strategic Program loans held-for-sale	118,769	91,588
Total Strategic Program loans	$138,685	$111,710
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments identified as of March 31, 2025 and December 31, 2024 are based on the CECL methodology:

	March 31, 2025	December 31, 2024
($ in thousands)
Construction and land development	$47,429	$42,331
Residential real estate	58,467	61,316
Residential real estate multifamily	1,688	1,692
Commercial real estate:
Owner occupied	201,075	190,286
Non-owner occupied	13,305	12,849
Commercial and industrial	50,771	44,329
Consumer	22,749	22,155
Lease financing receivables	76,823	70,153
Retained Strategic Program loans	19,916	20,122
Total loans held-for-investment, gross	$492,223	$465,233

Activity in the ACL by common characteristic loan pools based on the CECL methodology was as follows for the periods indicated:

	Three Months Ended March 31, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$614	$—	$—	$988
Residential real estate	788	(186)	(7)	3	598
Residential real estate multifamily	38	—	—	—	38
Commercial real estate:
Owner occupied	2,834	850	(68)	16	3,632
Non-owner occupied	113	13	—	—	126
Commercial and industrial	700	(200)	(83)	14	431
Consumer	638	46	(11)	3	676
Lease financing receivables	1,387	269	(36)	(33)	1,587
Retained Strategic Program loans	6,304	1,901	(2,384)	338	6,159
Total allowance for credit losses on financing receivables	$13,176	$3,307	$(2,589)	$341	$14,235

Unfunded lending commitments	464	29	—	—	493
Total allowance for credit losses	$13,640	$3,336	$(2,589)	$341	$14,728

	Three Months Ended March 31, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$17	$—	$—	$333
Residential real estate	956	54	(64)	53	999
Residential real estate multifamily	6	2	—	—	8
Commercial real estate:
Owner occupied	3,336	1,096	(525)	3	3,910
Non-owner occupied	282	36	—	—	318
Commercial and industrial	361	175	(54)	—	482
Consumer	211	95	(41)	—	265
Lease financing receivables	355	312	(111)	—	556
Retained Strategic Program loans	7,065	1,358	(2,946)	284	5,761
Total allowance for credit losses on financing receivables	$12,888	$3,145	$(3,741)	$340	$12,632

Unfunded lending commitments	139	9	—	—	148
Total allowance for credit losses	$13,027	$3,154	$(3,741)	$340	$12,780

Nonaccrual and past due loans are summarized below as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$1,246	$—	$1,246	$—	$—	$46,183	$47,429
Residential real estate	—	—	—	7,165	—	51,302	58,467
Residential real estate multifamily	—	—	—	—	—	1,688	1,688
Commercial real estate:
Owner occupied	3,180	—	3,180	14,592	2,766	180,537	201,075
Non-owner occupied	—	—	—	2,796	—	10,509	13,305
Commercial and industrial	—	—	—	1,635	—	49,136	50,771
Consumer	1,647	146	1,793	—	—	20,956	22,749
Commercial leases	493	—	493	311	105	75,914	76,823
Retained Strategic Program loans	1,862	—	1,862	—	—	18,054	19,916
Total	$8,428	$146	$8,574	$26,499	$2,871	$454,279	$492,223

(1) Included in the nonaccrual loan balances are $14.9 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$42,331	$42,331
Residential real estate	—	—	—	7,141	101	54,074	61,316
Residential real estate multifamily	—	—	—	—	—	1,692	1,692
Commercial real estate:
Owner occupied	2,070	—	2,070	17,435	6,102	164,679	190,286
Non-owner occupied	—	—	—	2,796	—	10,053	12,849
Commercial and industrial	—	—	—	1,788	—	42,541	44,329
Consumer	286	13	299	—	—	21,856	22,155
Commercial leases	279	—	279	158	202	69,514	70,153
Retained Strategic Program loans	1,553	62	1,615	—	—	18,507	20,122
Total	$4,188	$75	$4,263	$29,318	$6,405	$425,247	$465,233

(1) Included in the nonaccrual loan balances are $18.9 million of SBA 7(a) loan balances guaranteed by the SBA.

There was no interest income recognized for the three months ended March 31, 2025 and 2024, while loans were classified as nonaccrual. The amount of accrued interest for the three months ended March 31, 2025 and 2024, that was reversed against interest income on nonaccrual loans was approximately $0.2 million and $0.1 million, respectively.
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
Doubtful – A doubtful asset has an existing weakness or weaknesses that make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable.
Loss – A loss asset has an existing weakness or weaknesses that render the loan uncollectible and of such little value that continuing to carry as an asset on the Company’s books is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical nor desirable to defer writing off this basically worthless asset, even though partial recovery may be effected in the future.
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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of March 31, 2025, in addition to the gross writeoff by collateral type for the three months ended March 31, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$6,227	$22,724	$6,512	$9,529	$2,437	$—	$—	$47,429
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	6,227	22,724	6,512	9,529	2,437	—	—	47,429

Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	141	2,805	1,154	586	515	1,687	—	6,888
Watch	8,234	11,689	12,482	4,042	1,034	1,268	—	38,749
Special Mention	—	—	3,719	1,758	—	39	—	5,516
Substandard	—	—	—	7,121	44	149	—	7,314
Total	8,375	14,494	17,355	13,507	1,593	3,143	—	58,467
Current period gross writeoff	—	—	—	—	(7)	—	—	(7)

Residential real estate multifamily
Pass	—	1,037	292	255	78	—	—	1,662
Watch	—	—	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	—	1,037	292	255	78	26	—	1,688
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	27,317	25,267	3,879	3,458	1,176	7,685	—	68,782
Watch	9,080	24,597	39,604	20,072	5,298	3,740	—	102,391
Special Mention	—	—	2,483	7,872	—	2,189	—	12,544
Substandard	—	171	11,823	2,368	1,414	1,582	—	17,358
Total	36,397	50,035	57,789	33,770	7,888	15,196	—	201,075
Current period gross writeoff	—	—	(71)	24	—	(21)	—	(68)

Commercial real estate - non-owner occupied
Pass	563	410	—	1,243	—	331	—	2,547
Watch	—	1,195	3,752	1,799	1,087	129	—	7,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,796	—	—	—	2,796
Total	563	1,605	3,752	5,838	1,087	460	—	13,305
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	38	2,715	600	497	301	376	—	4,527
Watch	3,679	22,370	14,397	2,866	373	529	—	44,214
Special Mention	—	—	—	—	—	30	—	30

Substandard	—	—	1,188	390	—	422	—	2,000
Total	3,717	25,085	16,185	3,753	674	1,357	—	50,771
Current period gross writeoff	—	—	—	(54)	—	(29)	—	(83)

Consumer
Pass	3,551	13,915	3,712	942	255	251	—	22,626
Watch	—	111	5	7	—	—	—	123
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	3,551	14,026	3,717	949	255	251	—	22,749
Current period gross writeoff	—	—	—	(9)	—	(2)	—	(11)

Lease financing receivables
Pass	12,030	40,961	19,880	3,522	—	14	—	76,407
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	416	—	—	—	—	416
Total	12,030	40,961	20,296	3,522	—	14	—	76,823
Current period gross writeoff	—	—	(36)	—	—	—	—	(36)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated	7,060	10,776	937	825	318	—	—	19,916
Total	7,060	10,776	937	825	318	—	—	19,916
Current period gross writeoff	(12)	(2,055)	(208)	(88)	(21)	—	—	(2,384)

Total portfolio loans receivable, gross	$77,920	$180,743	$126,835	$71,948	$14,330	$20,447	$—	$492,223
Total current period gross writeoff	$(12)	$(2,055)	$(315)	$(127)	$(28)	$(52)	$—	$(2,589)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2024, in addition to the gross writeoff by collateral type for the year ended December 31, 2024. The loans are grouped based on how they are assessed under CECL.

Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)

Construction and land development
Pass	$18,008	$9,080	$12,687	$2,556	$—	$—	$42,331
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	18,008	9,080	12,687	2,556	—	—	42,331
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate
Pass	4,025	1,172	575	1,332	1,655	—	8,759
Watch	14,268	18,766	4,134	1,103	1,333	—	39,604
Special Mention	—	3,719	1,758	—	80	—	5,557
Substandard	—	—	7,129	50	217	—	7,396
Total	18,293	23,657	13,596	2,485	3,285	—	61,316
Current period gross writeoff	—	—	—	(252)	(45)	—	(297)

Residential real estate multifamily
Pass	1,039	293	256	78	—	—	1,666
Watch	—	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	1,039	293	256	78	26	—	1,692
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	26,160	3,897	3,468	1,180	9,112	—	43,817
Watch	25,137	51,350	28,462	5,904	3,342	—	114,195
Special Mention	—	4,553	1,736	—	2,207	—	8,496
Substandard	—	16,150	5,142	1,414	1,072	—	23,778
Total	51,297	75,950	38,808	8,498	15,733	—	190,286
Current period gross writeoff	—	(364)	(369)	(109)	(197)	—	(1,039)

Commercial real estate - non-owner occupied
Pass	36	—	1,254	—	343	—	1,633
Watch	1,215	4,111	1,841	1,117	136	—	8,420
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,796	—	—	—	2,796
Total	1,251	4,111	5,891	1,117	479	—	12,849
Current period gross writeoff	—	—	(221)	—	—	—	(221)

Commercial and industrial
Pass	3,588	336	529	322	463	—	5,238
Watch	23,559	9,134	2,945	442	606	—	36,686

Special Mention	—	—	217	—	32	—	249
Substandard	—	1,438	351	—	367	—	2,156
Total	27,147	10,908	4,042	764	1,468	—	44,329
Current period gross writeoff	—	(393)	(227)	(178)	(91)	—	(889)

Consumer
Pass	15,951	4,294	1,257	319	286	—	22,107
Watch	43	5	—	—	—	—	48
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	15,994	4,299	1,257	319	286	—	22,155
Current period gross writeoff	—	(65)	(31)	(19)	(19)	—	(134)

Lease financing receivables
Pass	43,279	22,456	4,338	—	80	—	70,153
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	43,279	22,456	4,338	—	80	—	70,153
Current period gross writeoff	—	(293)	—	—	—	—	(293)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated	17,084	1,540	1,109	389	—	—	20,122
Total	17,084	1,540	1,109	389	—	—	20,122
Current period gross writeoff	(3,801)	(4,683)	(927)	(385)	—	—	(9,796)

Total portfolio loans receivable, gross	$193,392	$152,294	$81,984	$16,206	$21,357	$—	$465,233
Total current period gross writeoff	$(3,801)	$(5,798)	$(1,775)	$(943)	$(352)	$—	$(12,669)
Modified Loans to Troubled Borrowers
Modified loans to troubled borrowers arise from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or any combination of the foregoing.
During the three months ended March 31, 2025 there were no new material loan modifications. During the three months ended March 31, 2025, there was a payment default of $0.2 million on a commercial real estate owner occupied loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. The remaining modified loans were current as of March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2024 there were two material loan modifications. There were no payment defaults during the three months ended March 31, 2024 of modified loans that were modified during the previous twelve months.

($ in thousands)	Principal deferment (Months)	Outstanding Balance	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$418	0.22%
Total principal		$418
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $19.9 million and $20.1 million as of March 31, 2025 and December 31, 2024, respectively, consist primarily of personal loans to individuals. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (i) a delay in payment and extension of the loan term, or (ii) accrued interest forgiveness and interest rate and payment reductions. As of March 31, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $1.1 million. As of December 31, 2024, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $4.4 million. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of March 31, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	—	7,165	—	7,165
Commercial real estate:
Owner occupied	56	17,358	—	17,358
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,635	1,635
Commercial leases	94	—	416	416
Total	$150	$27,319	$2,051	$29,370
The amount of collateral-dependent loans as of March 31, 2025 include $14.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2024		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	10	7,243	—	7,243
Commercial real estate:
Owner occupied	9	23,536	—	23,536
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,789	1,789
Commercial leases	36	—	359	359
Total	$55	$33,575	$2,148	$35,723
The amount of collateral-dependent loans as of December 31, 2024 include $18.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.
Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheet. The unpaid principal balances of SBA loans serviced for others was $223.7 million and $218.4 million at March 31, 2025 and December 31, 2024, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Balance at beginning of period	$3,273	$4,231
Additions to servicing asset	315	—
Amortization of servicing asset	(337)	(357)
Change in valuation allowance	80	198
Balance at end of period	$3,331	$4,072

SBA servicing asset, fair value	$3,331	$4,072
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Balance at beginning of period	$(1,286)	$(2,151)
Recovery	80	198
Balance at end of period	$(1,206)	$(1,953)
The fair market value of the SBA servicing asset as of March 31, 2025 and December 31, 2024, was $3.3 million and $3.3 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 21.0%, weighted average term of 3.27 years, and a weighted average discount rate of 11.7% at March 31, 2025.
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of March 31, 2025 and December 31, 2024, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of March 31, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2025
Leverage ratio (CBLR election)	$138,667	18.8%	$66,374	9.0%
December 31, 2024
Leverage ratio (CBLR election)	$135,375	20.6%	$59,196	9.0%
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

Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of March 31, 2025 and December 31, 2024, the Bank’s available line of credit with the FHLB to borrow funds was $25.7 million and $25.0 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of March 31, 2025 and December 31, 2024, no amounts were outstanding under the line of credit. Loans totaling $43.4 million and $41.6 million were pledged to secure the FHLB line of credit as of March 31, 2025 and December 31, 2024, respectively.
Other Lines of Credit
At March 31, 2025 and December 31, 2024, the Bank had the ability to borrow $246.3 million and $239.2 million, respectively, in total from the Federal Reserve Bank (“FRB”) on a collateralized basis through the Discount Window and/or the borrower-in-custody (“BIC”) program. Loans totaling $277.1 million and $240.8 million and securities of $42.0 million and $42.6 million were pledged to secure these lines of credit with the FRB as of March 31, 2025 and December 31, 2024, respectively. In 2024, the Bank was accepted into the FRB’s borrower-in-custody program, which allows financial institutions to pledge loans that are not pledged to the FHLB as collateral for FRB’s Discount Window advances while retaining possession or control of the collateral. The Bank can borrow a maximum of $206.1 million and $198.8 million as of March 31, 2025 and December 31, 2024, respectively, under the BIC program utilizing the loans pledged to the FRB while under the Discount Window the Bank can borrow a maximum of $246.3 million and $239.2 million, respectively, utilizing both the aforementioned loans as well as the securities pledged to the FRB. In no instance can the Bank exceed outstanding borrowings of $246.3 million and $239.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company had no advances outstanding under either program as of March 31, 2025 and December 31, 2024.
Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at March 31, 2025 and December 31, 2024. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at March 31, 2025 and December 31, 2024. The Bank had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2025 and December 31, 2024.
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
At March 31, 2025 and December 31, 2024, financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
($ in thousands)	2025	2024
Revolving, open-end lines of credit	$2,409	$2,365
Undisbursed commercial real estate loans	24,269	23,200
Other unused commitments	397	830
Total unfunded loan commitments	$27,075	$26,395
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.5 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively.
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
On March 31, 2020, the Company entered into a right of first refusal and option agreement with the members of BFG whereby the Company has the right of first refusal to purchase additional interests in BFG from any selling members and the option to purchase all, but not less than all, of the interests in BFG from the remaining members. The purchase price for the remaining members’ interests is based on an earnings multiple between 10 times and 15 times BFG’s net profit for the fiscal year ended immediately prior to the exercise of the option. The option period begins on January 1, 2021 and expires on January 1, 2028. The Company issued an aggregate 270,000 warrants to the BFG members as consideration for entering into the agreement. The warrants have an exercise price of $6.67 per share and the warrants expire on March 31, 2028. The warrants are free-standing equity instruments and, as a result, are classified within equity at the fair value on the issuance date. The fair value of the warrants was determined by the Company’s board of directors with input from management, relying in part upon valuation reports prepared by a third-party valuation firm using a Black-Scholes option pricing model adjusted for a lack of marketability since the Company’s stock was not publicly traded at that time. The resulting fair value of the warrants was $0.19 per share.
For further discussion on the Company’s investment in BFG, see Note 9 - Fair Value of Financial Instruments and 12 - Related Party Transactions.
Note 8 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At March 31, 2025, 445,547 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At March 31, 2025, 2,189 shares under the 2016 Plan were available for future issuance.
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
The following summarizes stock option activity for the three months ended March 31, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	905,182	$5.74	5.9	$9,266,286
Options exercised	(5,717)	$4.79		$72,738
Options forfeited	(107)	$13.04
Outstanding at March 31, 2025	899,358	$5.75	5.6	$10,578,008
Options vested and exercisable at March 31, 2025	780,205	$5.21	5.3	$9,599,927
During the three months ended March 31, 2025 and 2024, the Company received de minimis proceeds from the exercise of stock options.
Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Stock options	$48	$55
Restricted shares	552	95
Total	$600	$150
During the three months ended March 31, 2025 and 2024, the Company recognized a $0.1 million and a de minimis income tax benefit, respectively, for stock-based compensation. As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.1 million and $2.6 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.0 years and 2.2 years, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2025 and 2024.
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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 20% lack of marketability discount was applied to the valuation as well as a 4.5% discount to non-voting shares to arrive at fair value as of March 31, 2025 and December 31, 2024. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		March 31, 2025	December 31, 2024
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$30,138	$29,930
Investment in BFG	3	$8,100	$7,700
Derivative asset	2	$81	$509

The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Beginning balance	$7,700	$4,200
Purchase of BFG ownership interest	—	4,125
Change in fair value of BFG	400	(125)
Ending balance	$8,100	$8,200
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Nonrecurring assets:
Individually evaluated loans	$29,370	$—	$—	$29,370
December 31, 2024
Nonrecurring assets:
Individually evaluated loans	$35,723	$—	$—	$35,723
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of March 31, 2025 and December 31, 2024:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2025
Individually evaluated loans	$29,370	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2024
Individually evaluated loans	$35,723	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of March 31, 2025 and as of December 31, 2024 are shown in the following table:

($ in thousands)	March 31, 2025 Range (Weighted Average)	December 31, 2024 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	15.3%	15.3%
Expense growth rate	14.9%	14.9%
Discount rate	25.0%	27.5%

Guideline Public Company
Multiples of enterprise value	3.3x to 4.8x	3.5x to 5.8x
The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	March 31, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,272	$120,272	$120,272	$—	$—
Investment securities available-for-sale	30,138	30,138	30,138	—	—
Investment securities held-to-maturity	12,008	10,753	—	10,753	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	472,402	504,531	—	—	504,531
Strategic Program loans held-for-sale	118,769	118,769	—	118,769	—
Accrued interest receivable	2,708	2,708	—	2,708	—
SBA servicing asset, net	3,331	3,331	—	3,331	—
Investment in BFG	8,100	8,100	—	—	8,100
Derivative asset	81	81	—	81	—
Financial liabilities:
Total deposits	$605,759	$588,988	$—	$588,988	$—
Accrued interest payable	2,750	2,750	—	2,750	—
PPPLF	32	32	—	32	—

	December 31, 2024
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,162	$109,162	$109,162	$—	$—
Investment securities available-for-sale	29,930	29,930	29,930	—	—
Investment securities held-to-maturity	12,565	11,057	—	11,057	—
Investment in FHLB stock	349	349	—	349	—
Loans held-for-investment, net	447,812	478,919	—	—	478,919
Strategic Program loans held-for-sale	91,588	91,588	—	91,588	—
Accrued interest receivable	3,566	3,566	—	3,566	—
SBA servicing asset, net	3,273	3,273	—	3,273	—
Investment in BFG	7,700	7,700	—	—	7,700
Derivative asset	509	509	—	509	—
Financial liabilities:
Total deposits	$544,952	$528,253	$—	$528,253	$—
Accrued interest payable	1,494	1,494	—	1,494	—
PPPLF	64	64	—	64	—
Note 10 – Income Taxes
For the three months ended March 31, 2025 and 2024, income tax expense was $1.2 million and $1.2 million, respectively, resulting in an effective income tax rate of 28.1% and 26.5%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three months ended March 31, 2025 due primarily to estimated permanent differences related to officer compensation.
Note 11 – Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following March 31, 2025, the Company estimates that an additional $0.1 million will be reclassified as a reduction to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the notional amount, location, and fair value of the Company’s derivative financial instruments on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

Derivative Assets
	As of March 31, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$81
Total			$81

Derivative Assets
	As of December 31, 2024
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$509
Total			$509
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income as of March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(254)	Interest on deposits	$113
Total	$(254)		$113
Effect of Cash Flow Hedge Accounting on the Statement of Income for the Three Months Ended March 31, 2025
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income for the three months ended March 31, 2025 (in thousands):

Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships
Location of gain recognized in income	Interest on deposits
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$113

The effects of cash flow hedging:
Interest rate swaps
Amount of gain reclassified from accumulated OCI into income	$113
Offsetting Derivative Assets
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024 (in thousands). The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented on the consolidated balance sheets.

As of March 31, 2025				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$81	$—	$81	$—	$—	$81

As of December 31, 2024				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$509	$—	$509	$—	$—	$509

Note 12 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of March 31, 2025 and December 31, 2024. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.5 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 7 - Investment in Business Funding Group, the Company has a 20% ownership in the outstanding membership units of BFG. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG. SBA 7(a) loans sourced from BFG totaled $21.7 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company paid commission fees to BFG in the amounts of $0.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The Company received distributions from BFG in the amounts of $0.5 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. These distributions were recorded in the consolidated statements of income in other miscellaneous income.

Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$3,189	$3,315
Amounts allocated to participating common shareholders(1)	(120)	(52)
Net income allocated to common shareholders	$3,069	$3,263
Denominator:
Weighted average shares outstanding, basic	12,716,155	12,502,448
Weighted average effect of dilutive securities:
Stock options	598,028	423,263
Warrants	169,464	115,894
Weighted average shares outstanding, diluted	13,483,647	13,041,605
Earnings per share, basic	$0.24	$0.26
Earnings per share, diluted	$0.23	$0.25

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	658	120,379
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.
Note 14 – Accumulated Other Comprehensive Income
The following table presents changes to accumulated other comprehensive income by component for the three months ended March 31, 2025 (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	203	(254)	(51)
Amounts reclassified from accumulated other comprehensive income	—	(113)	(113)
Income tax (expense) benefit	(45)	41	(4)
Total other comprehensive income (loss)	158	(326)	(168)
Balance at March 31, 2025	$85	$(66)	$19

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated and should be read together with our consolidated financial statements and related notes thereto and the 2024 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our most recently filed 2024 Form 10-K entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
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
Our critical accounting estimates primarily relate to the allowance for credit losses. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 in our 2024 Form 10-K for information on our accounting policy related to this critical accounting estimate.
There have been no material changes during the three months ended March 31, 2025 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.
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
Our financial condition and results of operations depend primarily on our ability to originate loans and leases directly or by using our strategic relationships with third-party loan origination platforms to earn interest and non-interest income. We focus on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) commercial leasing. For a description and analysis of our loan categories, see “Financial Condition.”
Executive Summary
This executive summary provides certain 2025 and 2024 financial highlights from the discussion and analysis that follows:

•For the three months ended March 31, 2025, originations increased to $1.3 billion from $1.1 billion when compared to the three months ended March 31, 2024. New Strategic Programs and organic growth through existing programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 8.27% for the three months ended March 31, 2025, compared to 10.12% for the three months ended March 31, 2024. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities.
•FinWise generated $3.2 million and $3.3 million of net income for the three months ended March 31, 2025 and 2024, respectively. Net income declined as FinWise invested in expansion of its product offerings and supporting business infrastructure.
•Total assets increased by $58.2 million to $804.1 million as of March 31, 2025 compared to December 31, 2024, principally in loans and investment securities. We believe our strong capital levels support our current and planned growth strategy.
Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2025	2024	% Change
Interest income	$18,536	$17,645	5.0%
Interest expense	(4,256)	(3,639)	17.0%
Net interest income	14,280	14,006	2.0%
Provision for credit losses	(3,336)	(3,154)	5.8%
Non-interest income	7,810	5,662	37.9%
Non-interest expense	(14,318)	(12,005)	19.3%
Provision for income taxes	(1,247)	(1,194)	4.4%
Net income	$3,189	$3,315	(3.8)%
Net Interest Income and NIM
Net interest income was the primary contributor to our earnings in 2025 and 2024. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”
Net interest income increased for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to an increase in average interest-earning assets of $143.7 million, partially offset by lower yields on interest-earning assets and an increase in the average interest-bearing liabilities of $119.6 million.
NIM decreased to 8.27% for the three months ended March 31, 2025 from 10.12% for the three months ended March 31, 2024 primarily attributable to the repricing of our variable rate loan portfolio as interest rates have declined, and our strategy to reduce the average credit risk in the loan portfolio by increasing our investment in higher quality but lower yielding loans partially offset by a reduction in the costs of funds.
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

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$92,794	$991	4.33%	$111,911	$1,509	5.42%
Investment securities	42,314	390	3.74%	15,174	101	2.67%
Loans held-for-sale	79,612	4,264	21.72%	42,452	3,475	32.93%
Loans held-for-investment[1]	485,780	12,891	10.76%	387,300	12,560	13.04%
Total interest-earning assets	700,500	18,536	10.73%	556,837	17,645	12.74%
Noninterest-earning assets	54,184			39,123
Total assets	$754,684			$595,960
Interest-bearing liabilities:
Demand	$76,403	$670	3.56%	$51,603	$503	3.92%
Savings	9,247	7	0.30%	9,301	19	0.83%
Money market accounts	17,884	163	3.70%	10,200	66	2.60%
Certificates of deposit	326,920	3,416	4.24%	239,577	3,051	5.12%
Total deposits	430,454	4,256	4.01%	310,681	3,639	4.71%
Other borrowings	48	—	0.35%	172	—	0.35%
Total interest-bearing liabilities	430,502	4,256	4.01%	310,853	3,639	4.71%
Noninterest-bearing deposits	119,501			100,507
Noninterest-bearing liabilities	29,644			25,446
Shareholders’ equity	175,037			159,154
Total liabilities and shareholders’ equity	$754,684			$595,960
Net interest income and interest rate spread[2]		$14,280	6.72%		$14,006	8.03%
Net interest margin[3]			8.27%			10.12%
Ratio of average interest-earning assets to average interest- bearing liabilities			162.72%			179.13%

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

	Three Months Ended March 31,
	2025 vs 2024
	Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(281)	$(238)	$(519)
Investment securities	53	237	290
Loans held-for-sale	(502)	1,291	789
Loans held-for-investment	(729)	1,060	331
Total interest income	(1,459)	2,350	891
Interest expense:
Demand	(40)	207	167
Savings	(12)	—	(12)
Money market accounts	35	62	97
Certificates of deposit	(328)	693	365
Total interest-bearing liabilities	(345)	962	617
Change in net interest income	$(1,114)	$1,388	$274
Provision for Credit Losses
The increase in our provision for credit losses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to growth in the loans held-for-investment portfolio.
Non-interest Income
The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$4,962	$3,965	$997	25.1%
Gain on sale of loans	846	415	431	103.9%
SBA loan servicing fees, net	178	664	(486)	(73.2%)
Change in fair value on investment in BFG	400	(124)	524	422.6%
Credit enhancement income	85	—	85	100.0%
Other miscellaneous income	1,339	742	597	80.5%
Total non-interest income	$7,810	$5,662	$2,148	37.9%
The increase in total non-interest income for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to increases in Strategic Program fees from higher originations, fair value of our investment in BFG, and other miscellaneous income. The increase in other miscellaneous income from the prior year period was primarily the result of increased revenue from growth in our operating lease portfolio and increased distributions received from BFG.
Non-interest Expense
The following tables present, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$9,826	$7,562	$2,264	29.9%
Professional services	907	1,567	(660)	(42.1%)
Occupancy and equipment expenses	543	544	(1)	(0.2%)
Credit enhancement expense	11	—	11	100.0%
Other operating expenses	3,031	2,332	699	30.0%
Total non-interest expense	$14,318	$12,005	$2,313	19.3%
The increase in total non-interest expense for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in salaries and employee benefits from increased headcount and stock based compensation expense and other operating expenses driven primarily by increased spending to support the growth in our business infrastructure.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2025 and 2024 resulted in an effective income tax rate of 28.1% and 26.5%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three months ended March 31, 2025 due primarily to state income taxes due states in which FinWise operates and estimated permanent differences related to officer compensation.
Net Income
The changes in net income for the three months ended March 31, 2025, compared to the same period in 2024, were primarily the result of the factors discussed above.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	As of		Change
($ in thousands)	March 31, 2025	December 31, 2024	$	%
Interest-bearing deposits in other banks	$112,117	$99,562	$12,555	12.6%
Investment securities available-for-sale, at fair value	30,138	29,930	208	0.7%
Investment securities held-to-maturity, net	12,008	12,565	(557)	(4.4)%
Strategic Program loans held-for-sale, at lower or cost or fair value	118,769	91,588	27,181	29.7%
Loans held-for-investment, net	472,402	447,812	24,590	5.5%
Total assets	804,129	745,976	58,153	7.8%
Deposits	605,759	544,952	60,807	11.2%
Total liabilities	626,768	572,256	54,512	9.5%
Total shareholders' equity	177,361	173,720	3,641	2.1%
Total equity to total assets	22.0%	23.3%		(1.3)%
Interest-Bearing Deposits in Other Banks
The increase in interest-bearing deposits in other banks from December 31, 2024 to March 31, 2025, was primarily due to an increase in brokered time deposit balances. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are at the Federal Reserve.

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
The following table summarizes the weighted-average yields of our investment securities at March 31, 2025. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.68%	4.19%	—%	—%	4.23%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.30%	1.32%	1.73%	1.85%
Collateralized mortgage obligations	—%	3.13%	—%	2.90%	2.93%
Total	4.68%	4.14%	1.32%	2.40%	3.71%
There were no calls, sales or maturities of securities during the three months ended March 31, 2025 and 2024.
At March 31, 2025, we had a total of eighteen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities. At December 31, 2024, we had a total of twenty-two securities in an unrealized loss position, consisting of four U.S. Treasuries, eight collateralized mortgage obligations and ten mortgage-backed securities.
Strategic Program Loans Held-for-Sale
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured and secured consumer and business loans to borrowers within certain approved credit profiles. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. We generally retain the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program provider or another investor. Interest income is earned by us while holding the loans. These loans are classified as held-for-sale on the balance sheet and measured at the lower of cost or market.
Our Strategic Program loans held-for-sale increased $27.2 million as of March 31, 2025 compared to December 31, 2024, primarily as a result of greater hold periods for new originations for certain programs.

Loans Held-for-Investment Portfolio
The following table summarizes our gross loan portfolio held-for-investment by loan program as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
($ in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$246,004	50.0%	$255,056	54.8%
Commercial leases	76,823	15.6%	70,153	15.1%
Commercial, non-real estate	3,550	0.7%	3,691	0.8%
Residential real estate	55,814	11.3%	51,574	11.1%
Strategic Program loans	19,916	4.1%	20,122	4.3%
Commercial real estate:
Owner occupied	65,920	13.4%	41,046	8.8%
Non-owner occupied	1,390	0.3%	1,379	0.3%
Consumer	22,806	4.6%	22,212	4.8%
Total loans held-for-investment, gross	$492,223	100.0%	$465,233	100.0%
(1)SBA loans as of March 31, 2025 and December 31, 2024 include $150.0 million and $158.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of March 31, 2025 and December 31, 2024, we had total SBA 7(a) loans of $246.0 million and $255.1 million, respectively, representing 50.0% and 54.8% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the USA, because of its physical location in the New York area we have developed a lending presence in the New York and New Jersey geographies. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held-for-investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue. During the third quarter of 2024 and considering the wider spreads on sale of SBA loans available, FinWise restarted selling limited amounts of SBA loans.
Commercial leases
As of March 31, 2025 and December 31, 2024, we had total commercial leases of $76.8 million and $70.2 million, respectively, representing 15.6% and 15.1% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of March 31, 2025 and December 31, 2024, we had total commercial non-real estate loans of $3.5 million and $3.7 million, respectively, representing 0.7% and 0.8% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of March 31, 2025 and December 31, 2024, we had total residential real estate loans of $55.8 million and $51.6 million, respectively, representing 11.3% and 11.1% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of not only the borrower’s financial condition and ability to meet the required debt obligations, but also the general market conditions associated with the area and type of project being funded. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
We, through our Strategic Program service providers, issue, on a nationwide basis, unsecured and secured consumer and business loans to borrowers within certain approved credit profiles. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of March 31, 2025 and December 31, 2024, we had total Strategic Program loans held-for-investment of $19.9 million and $20.1 million, respectively, representing 4.1% and 4.3% of our total loans held-for-investment, respectively. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors.

We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of March 31, 2025 and December 31, 2024, we had total commercial real estate loans of $67.3 million and $42.4 million, respectively, representing 13.7% and 9.1% of our total loans held-for-investment, respectively. Of these amounts, $65.9 million and $41.0 million represented owner occupied properties as of March 31, 2025 and December 31, 2024, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our POS platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of March 31, 2025 and December 31, 2024, we had total consumer loans of $22.8 million and $22.2 million, respectively, representing 4.6% and 4.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, they are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of March 31, 2025:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$521	$1,398	$2,755	$1,465	$6,139
Commercial leases	20,726	53,942	2,154	—	76,822
Commercial, non-real estate	803	2,243	504	—	3,550
Residential real estate	8,075	4,245	18	—	12,338
Strategic Program loans	14,614	4,493	772	—	19,879
Commercial real estate
Owner occupied	2,119	1,254	—	—	3,373
Non-owner occupied	138	429	772	51	1,390
Consumer	6,188	15,316	1,302	—	22,806
Subtotal fixed rate loans	53,184	83,320	8,277	1,516	146,297

Variable rate loans:
SBA	19,259	76,184	101,411	43,011	239,865
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	39,953	2,101	1,421	—	43,475
Strategic Program loans	3	12	23	—	38
Commercial real estate
Owner occupied	6,204	24,033	29,263	3,048	62,548
Non-owner occupied	—	—	—	—	—
Consumer	—	—	—	—	—
Subtotal variable rate loans	65,419	102,330	132,118	46,059	345,926
Total	$118,603	$185,650	$140,395	$47,575	$492,223
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
We had a total of $29.9 million in nonperforming assets, which included $0.5 million in material loan modifications at March 31, 2025. The amount of nonperforming assets as of March 31, 2025 includes $15.1 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $36.5 million in nonperforming assets which included $0.8 million in material loan modifications at December 31, 2024. The amount of nonperforming assets as of December 31, 2024 includes $19.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The decrease in nonperforming assets and material loan modifications from year-end was primarily attributable to the resolution of two loans offset in part by the migration of several smaller loans in the SBA 7(a) loan portfolio to nonperforming status. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default is elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications without prior FinWise consent to react to immediately to borrower contact and optimize collections. As of March 31, 2025 the balance of outstanding loan modifications was approximately $1.1 million.
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
We use a grading system to rank the quality of each loan. The grade is periodically evaluated and adjusted as performance dictates. Internal loan grades are based on current financial information, historical payment experience, and credit documentation, among other factors. The following guidelines govern the assignment of these risk grades. We do not currently grade Strategic Program loans held-for-investment due to their small balances and homogenous nature. As credit quality for Strategic Program loans have been highly correlated with delinquency levels, the Strategic Program loans are evaluated collectively for impairment.
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
Doubtful – A doubtful asset has an existing weakness or weaknesses that make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable.
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
Not Rated – For certain Strategic Program and consumer loans, we do not evaluate and risk rate the loans in the same manner as other loans in our portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow us to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans has been highly correlated with delinquency levels.
See Note 3 - Loans to the consolidated financial statements included in Part I, Item 1 for more information on the credit quality of our loans held-for-investment (“LHFI”) portfolio.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$13,176	$12,888
Provision for credit losses	3,307	3,145
Charge-offs
Construction and land development	—	—
Residential real estate	(7)	(64)
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	(68)	(525)
Non-owner occupied	—	—
Commercial and industrial	(83)	(54)
Consumer	(11)	(41)
Lease financing receivables	(36)	(111)
Strategic Program loans	(2,384)	(2,946)
Recoveries
Construction and land development	—	—
Residential real estate	3	53
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	16	3
Non-owner occupied	—	—
Commercial and industrial	14	—
Consumer	3	—
Lease financing receivables	(33)	—
Strategic Program loans	338	284
Ending balance	$14,235	$12,632
The following tables show the allocation of the ACL as of March 31, 2025 and December 31, 2024. The ACL related to Strategic Programs constitutes 43.3% and 47.8% of the total ACL while comprising 4.1% and 4.3%, respectively, of total loans held-for-investment as of March 31, 2025 and December 31, 2024, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	March 31, 2025
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$988	6.9%
Residential real estate	598	4.3%
Residential real estate multifamily	38	0.3%
Commercial real estate
Owner occupied	3,632	25.5%
Non-owner occupied	126	0.9%
Commercial and industrial	431	3.0%
Consumer	676	4.7%
Lease financing receivables	1,587	11.1%
Strategic Program loans	6,159	43.3%
Total	$14,235	100.0%

	December 31, 2024
($ in thousands)	Amount	% of Total Allowance
Construction and land development	$374	2.8%
Residential real estate	788	6.0%
Residential real estate multifamily	38	0.4%
Commercial real estate
Owner occupied	2,834	21.5%
Non-owner occupied	113	0.9%
Commercial and industrial	700	5.3%
Consumer	638	4.8%
Commercial leases	1,387	10.5%
Strategic Program loans	6,304	47.8%
Total	$13,176	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of March 31, 2025:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	1.0%	12.3%	8.3%
Residential real estate multifamily	2.3%	—%	—%
Commercial real estate
Owner occupied	1.8%	8.6%	20.9%
Non-owner occupied	0.9%	21.0%	4.5%
Commercial and industrial	0.8%	3.2%	26.4%
Consumer	3.0%	—%	—%
Lease financing receivables	2.1%	0.5%	381.4%
Strategic Program loans	30.9%	—%	—%
Total	2.9%	6.0%	48.5%

The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2024:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	0.9%	—%	—%
Residential real estate	1.3%	11.8%	10.9%
Residential real estate multifamily	2.3%	—%	—%
Commercial real estate
Owner occupied	1.5%	12.4%	12.0%
Non-owner occupied	0.9%	21.8%	4.1%
Commercial and industrial	1.6%	4.0%	39.2%
Consumer	2.9%	—%	—%
Lease financing receivables	2.0%	0.5%	385.4%
Strategic Program loans	31.3%	—%	—%
Total	2.8%	7.7%	36.9%
When comparing March 31, 2025 to December 31, 2024, the decrease in ACL to total loans held-for-investment was primarily due to the reduction in Strategic Program loans held-for-investment. The decrease in nonaccrual loans to total loans held-for-investment as shown above was primarily due to the growth in the loans held-for-investment portfolio. The decrease in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the nonaccrual loans concentrated in the SBA product which has a lower risk profile than the Strategic Program loans.
The following table summarizes net charge-offs (“NCO”), average loans and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$45,695	—%	$—	$29,050	—%
Residential real estate	4	58,380	—%	11	52,377	0.1%
Residential real estate multifamily	—	1,707	—%	—	798
Commercial real estate
Owner occupied	52	198,317	0.1%	522	192,579	1.1%
Non-owner occupied	—	13,191	—%	—	15,381	—%
Commercial and industrial	69	51,112	0.5%	54	22,169	1.0%
Consumer	8	22,597	0.1%	41	12,617	1.3%
Lease financing receivables	69	74,501	0.4%	111	44,001	1.0%
Strategic Program loans	2,046	20,280	40.9%	2,662	18,328	58.4%
Total	$2,248	$485,780	1.9%	$3,401	$387,300	3.5%
The total ratio of annualized NCO to average loans outstanding was lower during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the loan portfolio growth in loans deemed to have less credit risk.

Total Assets
Total assets at March 31, 2025 were $804.1 million, an increase of $58.2 million from December 31, 2024. The increase in total assets was primarily due to continued growth in our loans held-for-investment, net, and loans held-for-sale portfolios of $24.6 million and $27.2 million, respectively, as well as an increase of $12.6 million in interest-bearing cash deposits.
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
The following tables present the end of period and average balances of our deposit portfolio for the periods indicated (average balances have been calculated using daily averages):

	March 31, 2025		December 31, 2024
($ in thousands)	Total	Percent	Total	Percent
Period end:
Noninterest-bearing demand deposits	$123,322	20.4%	$126,782	23.3%
Interest-bearing deposits:
Demand	83,410	13.8%	71,403	13.1%
Savings	8,888	1.5%	9,287	1.7%
Money markets	17,939	2.9%	16,709	3.0%
Time certificates of deposit	372,200	61.4%	320,771	58.9%
Total period end deposits	$605,759	100.0%	$544,952	100.0%
The increase in total deposits as of March 31, 2025 compared to December 31, 2024 was driven primarily by increases in brokered time deposits of $53.0 million, which were added to fund loan growth and increase balance sheet liquidity. Deposits are used to fund our lending programs.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $191.6 million and $183.2 million as of March 31, 2025 and December 31, 2024, respectively. Estimated uninsured deposits at the Bank as of March 31, 2025 include $36.4 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $38.5 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at March 31, 2025 is as follows:

	March 31, 2025
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$1,307	$1,571	$52	$191	$3,121
Total Liabilities
Total liabilities increased to $626.8 million, or 9.5%, as of March 31, 2025 from $572.3 million as of December 31, 2024 primarily due to an increase in deposits as discussed above.

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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At March 31, 2025, we had the ability to access $246.3 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with two correspondent banks to borrow up to $6.1 million in overnight funds. We also maintain a $25.7 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of March 31, 2025.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2025, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $120.3 million and constituted 15.0% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $3.6 million to $177.4 million at March 31, 2025 compared to $173.7 million at December 31, 2024, primarily due to our net income and stock-based compensation.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 22.0% and 23.3% as of March 31, 2025 and December 31, 2024, respectively.
Our return on average equity was 7.4% and 8.4% for the three months ended March 31, 2025 and 2024, respectively. Our return on average assets was 1.7% and 2.2% for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended March 31, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2025:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$233,559	$233,559	$—	$—	$—
Time deposits	372,200	246,645	71,750	42,124	11,681
Operating lease obligations	5,464	889	2,372	2,203	—
Total	$611,223	$481,093	$74,122	$44,327	$11,681
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
Reconciliations of Non-GAAP Financial Measures
We believe that both management and investors benefit from certain non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Our calculation of these non-GAAP financial measures may differ from similarly-titled non-GAAP measures, if any, reported by our peers. These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
FinWise has entered into agreements with certain of its Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. We estimate and record a provision for expected losses for these Strategic Program loans in accordance with GAAP, which requires estimation of the provision without consideration of the credit enhancement. When the provision for expected losses over the life of the loans that are subject to such credit enhancement is recorded, a credit enhancement asset reflecting the potential future recovery of those losses is also recorded on the balance sheet in the form of non-interest income (credit enhancement income). Reimbursement or indemnification for incurred losses is provided for through a deposit reserve account that is replenished periodically by the respective Strategic Program service provider. Any remaining income on such loans in excess of the amounts retained by FinWise and placed in the deposit reserve account are paid to the Strategic Program service provider. Income on such loans in excess of amounts retained by FinWise are expensed for services provided by the Strategic Program service provider including its legal commitment to indemnify or reimburse all credit or fraud losses pursuant to credit enhancement agreements. The credit enhancement asset is reduced as credit enhancement payments and recoveries are received from the Strategic Program service provider or taken from its cash reserve account. If the Strategic Program service provider is unable to fulfill its contracted obligations under its credit enhancement agreement, then the Bank could be exposed to the loss of the reimbursement and credit enhancement income as a result of this counterparty risk. See the following reconciliations of non-GAAP measures for the impact of the credit enhancement on our financial condition and results.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	March 31, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$485,780	$12,891	10.76%
Less: credit enhancement expense		(11)
Net of adjustment for credit enhancement expenses	$485,780	$12,880	10.76%
Total interest income on LHFI net of credit enhancement expense and the average yield on LHFI net of credit enhancement expense are non-GAAP measures that include the impact of credit enhancement expense on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on net interest income and NIM:

	As of and for the Three Months Ended
	March 31, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$700,500	$14,280	8.27%
Less: credit enhancement expense		(11)
Net of adjustment for credit enhancement expenses	$700,500	$14,269	8.27%
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
Non-interest expenses less credit enhancement expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement expense on non-interest expense:

($ in thousands; unaudited)	Three Months Ended March 31, 2025
Total non-interest expense	$14,318
Less: credit enhancement expense	(11)
Total non-interest expense less credit enhancement expenses	$14,307
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
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended March 31, 2025
Total non-interest income	$7,810
Less: credit enhancement income	(85)
Total non-interest income less credit enhancement income	$7,725
Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of March 31, 2025
Allowance for credit losses	$(14,235)
Less: allowance for credit losses related to credit enhanced loans	(195)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$(14,040)
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of March 31, 2025 and December 31, 2024 was approximately $1.3 million and $0.9 million, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2025:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(14.0)%	(9.7)%	(6.0)%	(2.8)%	—%	3.8%	7.9%	11.9%	16.0%
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
The following table illustrates the results of our EVE analysis as of March 31, 2025:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(20.5)%	(13.8)%	(7.5)%	(3.1)%	—%	2.7%	5.3%	7.6%	9.6%

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There are a number of factors that may adversely affect our business, financial results or stock price. Refer to Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K for a discussion of these risks. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K, as filed with the SEC on March 25, 2024, except as noted below.
Our credit enhancement arrangements with certain of our Strategic Program service providers exposes us to counterparty risk which may result in increased credit or fraud risk or losses to us.
We have entered into agreements with certain of our Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. Reimbursement or indemnification for incurred losses is provided for through a deposit reserve account that is replenished periodically by the respective service provider. In the event that cash flow from the loans covered by the agreement is insufficient to fund the deposit reserve account in an amount required to support the service provider’s indemnification or reimbursement obligations due to deterioration of the performance of such loans or otherwise, and the service provider is unable or unwilling to fund any shortfalls or otherwise breaches its obligations under the agreement, we will generally retain all income related to such loans (which may be reduced) and assume responsibility for primarily servicing the loans. Consequently, we would retain all the contractual interest but would be exposed to increased credit or fraud risk or losses on such loans as a result of this counterparty risk.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"), or privately negotiated transactions. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares. There were no repurchases of our common stock during the three months ended March 31, 2025. At March 31, 2025, 597,224 shares remain available for repurchase.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2025. Our directors and officers participate in certain of our benefit plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
Item 6.    Exhibits
Exhibits.

Number	Description

3.1
Fourth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 30, 2021 (File No. 333-257929)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).
10.1	FinWise Bancorp 2019 Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).
10.2	FinWise Bancorp 2016 Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).
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

FinWise Bancorp

Date: May 13, 2025	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)