Form 10-Q
period 2025-06-30
Finwise Bancorp
filed 2025-08-11
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, the registrant had 13,519,230 shares of common stock, $0.001 par value per share, outstanding.

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
•potential government shutdowns or political impasses, including with respect to the U.S. debt ceiling and federal budget; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and subsequent quarterly reports on Form 10-Q.
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$9,389	$9,600
Interest-bearing deposits in other banks (restricted cash of $3.2 million and $3.1 million, respectively)	80,711	99,562
Total cash and cash equivalents	90,100	109,162
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $30.0 million and $30.0 million, respectively)	30,146	29,930
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $10.0 million and $11.1 million, respectively)	11,248	12,565
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	440	349
Strategic Program loans held-for-sale, at lower of cost or fair value	147,282	91,588
Loans held-for-investment, net of allowance for credit losses of $16.2 million and $13.2 million, respectively	506,503	447,812
Credit enhancement asset	2,469	111
Premises and equipment, net	2,976	3,548
Assets subject to operating leases, net of accumulated depreciation of $3.7 million and $2.7 million, respectively	14,274	10,176
Accrued interest receivable	2,380	3,566
Deferred income taxes, net	279	—
Small Business Administration (“SBA”) servicing asset, net	3,227	3,273
Investment in Business Funding Group (“BFG”), at fair value	8,400	7,700
Operating lease right-of-use (“ROU”) assets	3,359	3,564
Income taxes receivable, net	4,100	8,868
Other assets	15,305	13,764
Total assets	$842,488	$745,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$120,747	$126,782
Interest-bearing	514,427	418,170
Total deposits	635,174	544,952
Accrued interest payable	3,746	1,494
Income taxes payable, net	—	4,423
Deferred income taxes, net	—	899
Operating lease liabilities	4,955	5,302
Other liabilities	16,654	15,186
Total liabilities	660,529	572,256
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,469,725 and 13,211,640 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in-capital	58,135	56,926
Retained earnings	123,809	116,594
Accumulated other comprehensive income, net of tax	2	187
Total shareholders’ equity	181,959	173,720
Total liabilities and shareholders’ equity	$842,488	$745,976

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$18,485	$16,881	$35,640	$32,916
Interest on securities	390	97	780	198
Other interest income	867	1,444	1,858	2,953
Total interest income	19,742	18,422	38,278	36,067

Interest expense
Interest on deposits	5,014	3,807	9,270	7,446
Total interest expense	5,014	3,807	9,270	7,446
Net interest income	14,728	14,615	29,008	28,621

Provision for credit losses	4,726	2,385	8,062	5,539
Net interest income after provision for credit losses	10,002	12,230	20,946	23,082

Non-interest income
Strategic Program fees	5,404	4,035	10,366	8,000
Gain on sale of loans, net	1,483	356	2,329	771
SBA loan servicing fees, net	(96)	204	82	870
Change in fair value on investment in BFG	300	(200)	700	(325)
Credit enhancement income	2,275	39	2,360	39
Other miscellaneous income	971	732	2,310	1,473
Total non-interest income	10,337	5,166	18,147	10,828

Non-interest expense
Salaries and employee benefits	10,491	8,609	20,317	16,171
Professional services	949	1,282	1,856	2,849
Occupancy and equipment expenses	445	556	988	1,100
Credit enhancement expense	78	—	89	—
Other operating expenses	2,949	2,771	5,980	5,103
Total non-interest expense	14,912	13,218	29,230	25,223
Income before income taxes	5,427	4,178	9,863	8,687
Provision for income taxes	1,330	998	2,577	2,192
Net income	$4,097	$3,180	$7,286	$6,495

Earnings per share, basic	$0.31	$0.25	$0.55	$0.51
Earnings per share, diluted	$0.29	$0.24	$0.52	$0.49

Weighted average shares outstanding, basic	12,781,508	12,627,800	12,749,012	12,565,124
Weighted average shares outstanding, diluted	13,472,394	13,109,708	13,486,153	13,060,783
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,097	$3,180	$7,286	$6,495
Other comprehensive income items, net of tax:
Unrealized gain on securities available-for-sale	$2	$—	$205	$—
Tax effect	(7)	—	(52)	—
Unrealized gain (loss) on interest rate swaps	28	—	(226)	—
Recognition of previously unrealized gain on interest rate swaps in net income	(112)	—	(225)	—
Tax effect	72	—	113	—
Other comprehensive loss, net of tax	(17)	—	(185)	—
Comprehensive income	$4,080	$3,180	$7,101	$6,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at March 31, 2025	13,216,903	$13	$57,548	$119,781	$19	$177,361
Stock-based compensation expense	269,367	—	761	—	—	761
Stock options exercised	120	—	—	—	—	—
Restricted stock surrendered for tax withholding upon vesting	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Net income	—	—	—	4,097	—	4,097
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959

Three Months Ended June 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2024	12,793,555	$13	$55,304	$107,165	$162,482
Stock-based compensation expense	354,699	—	419	—	419
Common stock repurchased and retired	(26,911)	—	(282)	(3)	(285)
Stock options exercised, net	22,217	—	—	—	—
Net income	—	—	—	3,180	3,180
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$165,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Unaudited Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	269,367	—	1,361	—	—	1,361
Stock options exercised, net	5,383	—	22	(2)	—	20
Restricted stock surrendered for tax withholding upon vesting	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(185)	(185)
Net income	—	—	—	7,286	—	7,286
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959

Six Months Ended June 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$155,056
Stock-based compensation expense	329,310	—	570	—	570
Common stock repurchased and retired	(44,608)	—	(469)	3	(466)
Stock options exercised, net	26,117	—	16	—	16
BFG ownership purchase	339,176	1	4,124	—	4,125
Net income	—	—	—	6,495	6,495
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$165,796

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,286	$6,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,504	2,643
Provision for credit losses	8,062	5,539
Noncash operating lease cost	205	380
Net (accretion) amortization of securities (discounts) and premiums	(19)	(10)
Additions to servicing asset	(755)	—
Gain on sale of loans, net	(2,329)	(771)
Originations of Strategic Program loans held-for-sale	(2,575,192)	(2,196,032)
Proceeds from sale of Strategic Program loans held-for-sale	2,519,908	2,177,004
Change in fair value of BFG	(700)	325
Impairment (recovery) of SBA servicing asset	215	(526)
Stock-based compensation expense	1,361	570
Noncash change in credit enhancement asset	(2,358)	(39)
Deferred income taxes	(1,462)	406
Net changes in:
Accrued interest receivable	1,186	183
Other assets	3,248	1,849
Accrued interest payable	2,252	(18)
Operating lease liabilities	(347)	(508)
Other liabilities	(3,019)	(3,320)
Net cash used in operating activities	(39,954)	(5,830)
Cash flows from investing activities:
Net increase in loans receivable	(44,059)	(34,044)
Purchase of lease pools	(20,816)	(10,676)
Purchase of bank premises and equipment, net	(192)	(1,253)
Purchase of assets subject to operating leases	(6,163)	(1,357)
Proceeds from sales of assets subject to operating leases	888	—
Proceeds from maturities and paydowns of securities held-to-maturity	1,325	1,456
Purchase of FHLB stock	(90)	(111)
Net cash used in investing activities	(69,107)	(45,985)
Cash flows from financing activities:
Net increase in deposits	90,222	24,362
Common stock repurchased	—	(466)
Proceeds from exercise of stock options	20	16
Payment of taxes related to net share settlement of equity awards	(243)	—
Repayment of PPP Liquidity Facility	—	(63)
Net cash provided by financing activities	89,999	23,849

Net change in cash and cash equivalents and restricted cash	(19,062)	(27,966)
Cash, cash equivalents and restricted cash, beginning of the period	109,162	116,975
Cash, cash equivalents and restricted cash, end of the period	$90,100	$89,009
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,314	$1,363
Cash paid for interest	$7,019	$7,464
Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company’s common stock	$—	$4,125
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Stock Repurchase Program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of the Company’s common stock, general market and economic conditions, the ongoing assessment of the Company’s capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. During the three months ended June 30, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, the Company has repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share.

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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s Consolidated Balance Sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,038	$109	$(1)	$30,146

	December 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,027	$4	$(101)	$29,930
The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2025, by contractual maturity:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,498	$2,498
Due after one year through five years	27,540	27,648
Total securities AFS	$30,038	$30,146
At June 30, 2025, debt securities AFS with a fair value of $30.1 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.5 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's Consolidated Balance

Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,415	$—	$—	$(599)	$4,816
Collateralized mortgage obligations	5,833	—	4	(646)	5,191
Total securities held-to-maturity	$11,248	$—	$4	$(1,245)	$10,007

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,910	$—	$—	$(746)	$5,164
Collateralized mortgage obligations	6,655	—	8	(770)	5,893
Total securities held-to-maturity	$12,565	$—	$8	$(1,516)	$11,057
The amortized cost and estimated market value of debt securities HTM at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	1,198	1,159
Due after five years through ten years	722	666
Due after ten years	9,328	8,182
Total securities held-to-maturity	$11,248	$10,007
At June 30, 2025, HTM debt securities with a book value of $11.2 million were pledged as collateral for a credit line held by the Bank.
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At June 30, 2025 and December 31, 2024, there was no ACL related to debt securities HTM or AFS due to the composition of the portfolio which is generally considered not to have credit risk given the United States government issuance or guarantee associated with these agency securities.
The Company had nineteen securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and one U.S. Treasury security in an unrealized loss position at June 30, 2025 and twenty-two securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and four U.S. Treasury securities in an unrealized loss position at December 31, 2024. The following table presents the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$2,498	$(1)	$—	$—	$2,498	$(1)
Total	$2,498	$(1)	$—	$—	$2,498	$(1)

Held-to-maturity:
Mortgage-backed securities	$414	$(1)	$4,401	$(598)	$4,815	$(599)
Collateralized mortgage obligations	606	(7)	3,458	(639)	4,064	(646)
Total	$1,020	$(8)	$7,859	$(1,237)	$8,879	$(1,245)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$27,448	$(101)	$—	$—	$27,448	$(101)
Total	$27,448	$(101)	$—	$—	$27,448	$(101)

Held-to-maturity:
Mortgage-backed securities	$—	$—	$5,164	$(746)	$5,164	$(746)
Collateralized mortgage obligations	633	(17)	3,588	(753)	4,221	(770)
Total	$633	$(17)	$8,752	$(1,499)	$9,385	$(1,516)
There were no sales or transfers of investment securities and no realized gains or losses on these securities during the six months ended June 30, 2025 or 2024.
FHLB Stock
The Bank is a member of the FHLB system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At June 30, 2025 and December 31, 2024, the Bank owned $0.4 million and $0.3 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2025 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans
Loans held-for-investment outstanding by general ledger classification as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
($ in thousands)
SBA(1)	$246,903	$255,056
Commercial leases	88,957	70,153
Commercial, non-real estate	5,510	3,691
Residential real estate	54,132	51,574
Strategic Program loans:
Strategic Program loans - with credit enhancement	11,730	891
Strategic Program loans - without credit enhancement	18,969	19,231
Commercial real estate:
Owner occupied	77,871	41,046
Non-owner occupied	1,417	1,379
Consumer	24,555	22,212
Total loans held-for-investment, gross	$530,044	$465,233
Deferred loan fees, net	(7,294)	(4,245)
Allowance for credit losses	(16,247)	(13,176)
Loans held-for-investment, net	$506,503	$447,812

(1) Included in the SBA loans held-for-investment above are $144.3 million and $158.7 million of loans guaranteed by the SBA as of June 30, 2025 and December 31, 2024, respectively.
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
The Company generally retains the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program provider or another investor. Interest income is earned by the Company while holding the loans. These loans are classified as held-for-sale on the balance sheet and measured at the lower of cost or market. The Company may also hold loans or a portion of the loans or receivables and sell the remainder directly to the Strategic Program provider or other investors. The loans or portion of the loans the Company holds are classified as held-for-investment.
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
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at June 30, 2025 and December 31, 2024, was $52.9 million and $54.0 million, respectively.
Strategic Program loans retained and held-for-sale as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025	December 31, 2024
($ in thousands)
Retained Strategic Program loans(1)	$30,699	$20,122
Strategic Program loans held-for-sale	147,282	91,588
Total Strategic Program loans	$177,981	$111,710
(1) Includes $11.7 million and $0.9 million of credit enhanced loans at June 30, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of June 30, 2025 and December 31, 2024 for the purposes of estimating the ACL:

	June 30, 2025	December 31, 2024
($ in thousands)
Construction and land development	$46,900	$42,331
Residential real estate	59,937	61,316
Residential real estate multifamily	1,792	1,692
Commercial real estate:
Owner occupied	224,016	190,286
Non-owner occupied	12,093	12,849
Commercial and industrial	39,504	44,329
Consumer	24,498	22,155
Lease financing receivables	90,605	70,153
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	11,730	891
Strategic Program loans - without credit enhancement	18,969	19,231
Total loans held-for-investment, gross	$530,044	$465,233

Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Three Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$988	$(7)	$—	$—	$981
Residential real estate	598	244	(210)	3	635
Residential real estate multifamily	38	2	—	—	40
Commercial real estate:
Owner occupied	3,632	(395)	(309)	19	2,947
Non-owner occupied	126	(22)	—	—	104
Commercial and industrial	431	18	—	—	449
Consumer	676	245	(210)	7	718
Lease financing receivables	1,587	224	(133)	7	1,685
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	194	2,275	—	—	2,469
Strategic Program loans - without credit enhancement	5,965	2,212	(2,279)	321	6,219
Total allowance for credit losses on financing receivables	$14,235	$4,796	$(3,141)	$357	$16,247

Unfunded lending commitments	493	(70)	—	—	423
Total allowance for credit losses	$14,728	$4,726	$(3,141)	$357	$16,670

	Six Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$607	$—	$—	$981
Residential real estate	788	58	(217)	6	635
Residential real estate multifamily	38	2	—	—	40
Commercial real estate:					—
Owner occupied	2,834	448	(370)	35	2,947
Non-owner occupied	113	(9)	—	—	104
Commercial and industrial	700	(182)	(83)	14	449
Consumer	638	298	(228)	10	718
Lease financing receivables	1,387	493	(169)	(26)	1,685
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	109	2,360	—	—	2,469
Strategic Program loans - without credit enhancement	6,195	4,028	(4,663)	659	6,219
Total allowance for credit losses	$13,176	$8,103	$(5,730)	$698	$16,247

Unfunded lending commitments	464	(41)	—	—	423
Total allowance for credit losses	$13,640	$8,062	$(5,730)	$698	$16,670

	Three Months Ended June 30, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$333	$(3)	$—	$—	$330
Residential real estate	999	27	—	3	1,029
Residential real estate multifamily	8	3	—	—	11
Commercial real estate:
Owner occupied	3,910	184	—	—	4,094
Non-owner occupied	318	62	—	—	380
Commercial and industrial	482	110	(184)	15	423
Consumer	265	13	(18)	1	261
Lease financing receivables	556	156	(69)	7	650
Retained Strategic Program loans	5,761	1,841	(1,962)	309	5,949
Total allowance for credit losses on financing receivables	$12,632	$2,393	$(2,233)	$335	$13,127

Unfunded lending commitments	148	(8)	—	—	140
Total allowance for credit losses	$12,780	$2,385	$(2,233)	$335	$13,267

	Six Months Ended June 30, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$14	$—	$—	$330
Residential real estate	956	81	(64)	56	1,029
Residential real estate multifamily	6	5	—	—	11
Commercial real estate:					—
Owner occupied	3,336	1,280	(525)	3	4,094
Non-owner occupied	282	98	—	—	380
Commercial and industrial	361	285	(238)	15	423
Consumer	211	108	(59)	1	261
Lease financing receivables	355	468	(180)	7	650
Retained Strategic Program loans	7,065	3,199	(4,908)	593	5,949
Total allowance for credit losses	$12,888	$5,538	$(5,974)	$675	$13,127

Unfunded lending commitments	139	1	—	—	140
Total allowance for credit losses	$13,027	$5,539	$(5,974)	$675	$13,267

Nonaccrual and past due loans are summarized below as of June 30, 2025 and December 31, 2024:

June 30, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$46,900	$46,900
Residential real estate	—	—	—	9,770	12	50,155	59,937
Residential real estate multifamily	—	—	—	—	—	1,792	1,792
Commercial real estate:
Owner occupied	3,016	—	3,016	22,394	2,276	196,330	224,016
Non-owner occupied	—	—	—	2,786	—	9,307	12,093
Commercial and industrial	—	—	—	1,567	—	37,937	39,504
Consumer	73	—	73	65	19	24,341	24,498
Commercial leases	62	—	62	137	204	90,202	90,605
Retained Strategic Program loans	1,578	16	1,594	—	—	29,105	30,699
Total	$4,729	$16	$4,745	$36,719	$2,511	$486,069	$530,044

(1) Included in the nonaccrual loan balances are $20.9 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$42,331	$42,331
Residential real estate	—	—	—	7,141	101	54,074	61,316
Residential real estate multifamily	—	—	—	—	—	1,692	1,692
Commercial real estate:
Owner occupied	2,070	—	2,070	17,435	6,102	164,679	190,286
Non-owner occupied	—	—	—	2,796	—	10,053	12,849
Commercial and industrial	—	—	—	1,788	—	42,541	44,329
Consumer	286	13	299	—	—	21,856	22,155
Commercial leases	279	—	279	158	202	69,514	70,153
Retained Strategic Program loans	1,553	62	1,615	—	—	18,507	20,122
Total	$4,188	$75	$4,263	$29,318	$6,405	$425,247	$465,233

(1) Included in the nonaccrual loan balances are $18.9 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three and six months ended June 30, 2025 and 2024, while loans were classified as nonaccrual. The amount of accrued interest that was reversed against interest income on nonaccrual loans was approximately $0.8 million and $30.1 thousand for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of June 30, 2025, in addition to the gross writeoff by collateral type for the six months ended June 30, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$15,421	$19,886	$4,563	$4,916	$2,114	$—	$—	$46,900
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	15,421	19,886	4,563	4,916	2,114	—	—	46,900
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	676	1,622	1,804	947	504	1,647	—	7,200
Watch	5,927	10,101	16,801	3,958	961	1,216	—	38,964
Special Mention	3,810	—	—	—	—	37	—	3,847
Substandard	—	—	2,655	7,027	44	200	—	9,926
Total	10,413	11,723	21,260	11,932	1,509	3,100	—	59,937
Current period gross writeoff	—	—	(210)	—	(7)	—	—	(217)

Residential real estate multifamily
Pass	56	1,035	344	254	78	—	—	1,767
Watch	—	—	—	—	—	25	—	25
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	56	1,035	344	254	78	25	—	1,792
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	44,956	23,286	5,328	3,532	1,775	7,029	—	85,906
Watch	25,681	19,935	35,613	16,353	4,334	3,715	—	105,631
Special Mention	—	—	2,483	4,354	—	972	—	7,809
Substandard	—	161	11,744	9,231	740	2,794	—	24,670
Total	70,637	43,382	55,168	33,470	6,849	14,510	—	224,016
Current period gross writeoff	—	—	(99)	(194)	(56)	(21)	—	(370)

Commercial real estate - non-owner occupied
Pass	39	—	—	1,233	—	319	—	1,591
Watch	—	1,176	3,678	1,764	975	123	—	7,716
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,786	—	—	—	2,786
Total	39	1,176	3,678	5,783	975	442	—	12,093
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	617	2,565	986	857	259	337	—	5,621
Watch	4,956	15,324	8,100	2,404	361	467	—	31,612
Special Mention	—	—	312	—	—	28	—	340
Substandard	—	—	1,188	379	—	364	—	1,931
Total	5,573	17,889	10,586	3,640	620	1,196	—	39,504

Current period gross writeoff	—	—	—	(54)	—	(29)	—	(83)

Consumer
Pass	7,908	11,931	3,233	798	204	227	—	24,301
Watch	—	46	8	6	—	—	—	60
Special Mention	—	—	—	—	—	—	—	—
Substandard	71	60	4	—	2	—	—	137
Total	7,979	12,037	3,245	804	206	227	—	24,498
Current period gross writeoff	—	(110)	(96)	(19)	(1)	(2)	—	(228)

Lease financing receivables
Pass	31,119	38,568	17,859	3,059	—	—	—	90,605
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	31,119	38,568	17,859	3,059	—	—	—	90,605
Current period gross writeoff	—	—	(169)	—	—	—	—	(169)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated	22,881	6,468	498	615	237	—	—	30,699
Total	22,881	6,468	498	615	237	—	—	30,699
Current period gross writeoff	(523)	(3,596)	(314)	(138)	(92)	—	—	(4,663)

Total portfolio loans receivable, gross	$164,118	$152,164	$117,201	$64,473	$12,588	$19,500	$—	$530,044
Total current period gross writeoff	$(523)	$(3,706)	$(888)	$(405)	$(156)	$(52)	$—	$(5,730)
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
During the three and six months ended June 30, 2025 there were no new material loan modifications. During the six months ended June 30, 2025, there was a payment default of $0.2 million on a commercial real estate owner occupied loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. The remaining modified loans were current as of June 30, 2025 and December 31, 2024.
There were no payment defaults during the three and six months ended June 30, 2024 of modified loans that were modified during the previous twelve months. The following table presents the outstanding balance of modified loans as of June 30,

2024, the percentage of the loans modified to the total class of loans, and the financial effect of modified loans to troubled borrowers that were experiencing financial difficulty during the six months ended June 30, 2024:

($ in thousands)	Principal Deferment (Months)	Outstanding Balance at June 30, 2024	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$243	0.13%
Non-owner occupied	11 months	$173	0.94%
Residential	11 months	$156	0.27%
Total principal		$572
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $30.7 million and $20.1 million as of June 30, 2025 and December 31, 2024, respectively, consist primarily of personal loans to individuals. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (i) a delay in payment and extension of the loan term, or (ii) accrued interest forgiveness and interest rate and payment reductions. As of June 30, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.3 million. As of December 31, 2024, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $4.4 million. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of June 30, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	1	9,782	—	9,782
Commercial real estate:
Owner occupied	6	24,670	—	24,670
Non-owner occupied	—	2,786	—	2,786
Commercial and industrial	—	—	1,567	1,567
Consumer	19	—	84	84
Commercial leases	92	—	341	341
Total	$118	$37,238	$1,992	$39,230

The amount of collateral-dependent loans as of June 30, 2025 include $20.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2024		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	10	7,242	—	7,242
Commercial real estate:
Owner occupied	9	23,537	—	23,537
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,788	1,788
Commercial leases	36	—	360	360
Total	$55	$33,575	$2,148	$35,723
The amount of collateral-dependent loans as of December 31, 2024 include $18.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.
Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $233.6 million and $218.4 million at June 30, 2025 and December 31, 2024, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,331	$4,072	$3,273	$4,231
Additions to servicing asset	440	—	755	—
Amortization of servicing asset	(249)	(711)	(586)	(1,068)
Change in valuation allowance	(295)	328	(215)	526
Balance at end of period	$3,227	$3,689	$3,227	$3,689

SBA servicing asset, fair value	$3,227	$3,689	$3,227	$3,689
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$(1,206)	$(1,953)	$(1,286)	$(2,151)
Impairment	(295)	—	(295)	—
Recovery	—	328	80	526
Balance at end of period	$(1,501)	$(1,625)	$(1,501)	$(1,625)
The fair market value of the SBA servicing asset as of June 30, 2025 and December 31, 2024, was $3.2 million and $3.3 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.

The Company assumed a weighted average prepayment rate of 20.4%, weighted average term of 3.31 years, and a weighted average discount rate of 15.2% at June 30, 2025.
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of June 30, 2025 and December 31, 2024, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of June 30, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2025
Leverage ratio (CBLR election)	$143,711	18.0%	$71,993	9.0%
December 31, 2024
Leverage ratio (CBLR election)	$135,375	20.6%	$59,196	9.0%
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
The Company has not paid any cash dividends on its common stock since inception and it does not intend to pay cash dividends in the foreseeable future. However, the Company’s Board of Directors may declare a cash or stock dividend out of retained earnings provided the regulatory capital ratio and other regulatory requirements are met. The Company plans to maintain capital ratios that meet or exceed the well-capitalized standards per the regulations and, therefore, would limit dividends to amounts that are appropriate to maintain those well-capitalized regulatory capital ratios.
Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of June 30, 2025 and December 31, 2024, the Bank’s available line of credit with the FHLB to borrow funds was $24.9 million and $25.0 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of June 30, 2025 and December 31, 2024, no amounts were outstanding under the line of credit. Loans totaling $41.5 million and $41.6 million were pledged to secure the FHLB line of credit as of June 30, 2025 and December 31, 2024, respectively.
Other Lines of Credit
At June 30, 2025 and December 31, 2024, the Bank had the ability to borrow $257.6 million and $239.2 million, respectively, in total from the Federal Reserve Bank (“FRB”) on a collateralized basis through the Discount Window and/or the borrower-in-custody (“BIC”) program. Loans totaling $296.2 million and $240.8 million and securities of $41.2 million and $42.6 million were pledged to secure these lines of credit with the FRB as of June 30, 2025 and December 31, 2024, respectively. In 2024, the Bank was accepted into the FRB’s borrower-in-custody program, which allows financial institutions to pledge loans that are not pledged to the FHLB as collateral for FRB’s Discount Window advances while retaining possession or control of the collateral. The Bank can borrow a maximum of $217.9 million and $198.8 million as of June 30, 2025 and December 31, 2024, respectively, under the BIC program utilizing the loans pledged to the FRB while under the Discount Window the Bank can borrow a maximum of $257.6 million and $239.2 million, respectively, utilizing both the aforementioned loans as well as the securities pledged to the FRB. In no instance can the Bank exceed outstanding borrowings of $257.6 million and $239.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company had no advances outstanding under either program as of June 30, 2025 and December 31, 2024.
Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at June 30, 2025 and December 31, 2024. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at June 30, 2025 and December 31, 2024. The Bank had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and December 31, 2024, financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
($ in thousands)	2025	2024
Revolving, open-end lines of credit	$2,220	$2,365
Undisbursed commercial real estate loans	21,271	23,200
Other unused commitments	495	830
Total unfunded loan commitments	$23,986	$26,395
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.4 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively.
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
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At June 30, 2025, 176,392 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At June 30, 2025, 2,189 shares under the 2016 Plan were available for future issuance.

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
Stock Options
The following summarizes stock option activity for the six months ended June 30, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	905,182	$5.74	5.9	$9,266,286
Options exercised	(5,837)	$4.76		$74,108
Options forfeited	(319)	$13.04
Outstanding at June 30, 2025	899,026	$5.75	5.4	$8,327,831
Options vested and exercisable at June 30, 2025	843,104	$5.59	5.2	$7,938,084
During the three and six months ended June 30, 2025 and 2024, the Company received de minimis proceeds from the exercise of stock options.
Restricted Stock
The following summarizes restricted stock activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	496,643	$10.09
Granted	269,367	$14.70
Vested	(146,538)	$10.34
Forfeited	—	$—
Unvested as of June 30, 2025	619,472	$12.03
The total fair value of restricted stock that vested during the six months ended June 30, 2025 and 2024 was $2.1 million and $0.7 million, respectively.

Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized and income tax benefit for stock-based compensation related to restricted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Stock options	$31	$75	$79	$131
Restricted shares	730	344	1,282	439
Total	$761	$419	$1,361	$570

Income tax benefit related to restricted shares	$183	$87	$321	$115
As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $0.1 million and $5.8 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 0.9 years and 2.1 years, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and six months ended June 30, 2025 and 2024.

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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.5% discount for non-voting shares was applied to the valuation to arrive at fair value as of June 30, 2025 and December 31, 2024. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		June 30, 2025	December 31, 2024
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$30,146	$29,930
Investment in BFG	3	$8,400	$7,700
Derivative asset	2	$—	$509
Financial liabilities:
Derivative liability	2	$4	$—
The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$8,100	$8,200	$7,700	$4,200
Purchase of BFG ownership interest	—	—	—	4,125
Change in fair value of BFG	300	(200)	700	(325)
Ending balance	$8,400	$8,000	$8,400	$8,000
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Nonrecurring assets:
Individually evaluated loans	$39,230	$—	$—	$39,230
December 31, 2024
Nonrecurring assets:
Individually evaluated loans	$35,723	$—	$—	$35,723
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of June 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2025
Individually evaluated loans	$39,230	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2024
Individually evaluated loans	$35,723	Market comparable	Discount to appraisal value for estimated selling costs	11.40%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of June 30, 2025 and as of December 31, 2024 are shown in the following table:

($ in thousands)	June 30, 2025 Range (Weighted Average)	December 31, 2024 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	15.3%	15.3%
Expense growth rate	14.9%	14.9%
Discount rate	25.0%	27.5%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.8x to 5.0x	3.5x to 5.8x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	June 30, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$90,100	$90,100	$90,100	$—	$—
Investment securities available-for-sale	30,146	30,146	30,146	—	—
Investment securities held-to-maturity	11,248	10,007	—	10,007	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	506,503	536,818	—	—	536,818
Strategic Program loans held-for-sale	147,282	147,282	—	147,282	—
Accrued interest receivable	2,380	2,380	—	2,380	—
SBA servicing asset, net	3,227	3,227	—	3,227	—
Investment in BFG	8,400	8,400	—	—	8,400
Financial liabilities:
Total deposits	$635,174	$612,622	$—	$612,622	$—
Accrued interest payable	3,746	3,746	—	3,746	—
Derivative liability	4	4	—	4	—

	December 31, 2024
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,162	$109,162	$109,162	$—	$—
Investment securities available-for-sale	29,930	29,930	29,930	—	—
Investment securities held-to-maturity	12,565	11,057	—	11,057	—
Investment in FHLB stock	349	349	—	349	—
Loans held-for-investment, net	447,812	478,919	—	—	478,919
Strategic Program loans held-for-sale	91,588	91,588	—	91,588	—
Accrued interest receivable	3,566	3,566	—	3,566	—
SBA servicing asset, net	3,273	3,273	—	3,273	—
Investment in BFG	7,700	7,700	—	—	7,700
Derivative asset	509	509	—	509	—
Financial liabilities:
Total deposits	$544,952	$528,253	$—	$528,253	$—
Accrued interest payable	1,494	1,494	—	1,494	—
PPPLF	64	64	—	64	—
Note 10 – Income Taxes
For the three months ended June 30, 2025 and 2024, income tax expense was $1.3 million and $1.0 million, respectively, resulting in an effective income tax rate of 24.5% and 23.9%, respectively. For the six months ended June 30, 2025 and 2024, income tax expense was $2.6 million and $2.2 million, respectively, resulting in an effective income tax rate of 26.1% and 25.2%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three and six months ended June 30, 2025 due primarily to state income tax expense and higher estimated disallowed compensation estimates.
On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act; however, the Company does not expect the Act to have a material impact on the Company’s financial statements.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following June 30, 2025, the Company estimates that an additional $23 thousand will be reclassified as a reduction to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the notional amount, location, and fair value of the Company’s derivative financial instruments on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

Derivative Liabilities
	As of June 30, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$4
Total			$4

Derivative Assets
	As of December 31, 2024
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$509
Total			$509
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025
	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$28	Interest on deposits	$112
Total	$28		$112

	Six Months Ended June 30, 2025
	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(226)	Interest on deposits	$225
Total	$(226)		$225
Effect of Cash Flow Hedge Accounting on the Statement of Income for the Three and Six Months Ended June 30, 2025
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships
Location of gain recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$112	$225

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain reclassified from accumulated OCI into income	$112	$225
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of June 30, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Liabilities:
Interest rate swaps	$4	$—	$4	$—	$—	$4

As of December 31, 2024				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$509	$—	$509	$—	$—	$509

Note 12 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of June 30, 2025 and December 31, 2024. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.3 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.
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
The following table represents a summary of related party transactions with BFG for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
SBA 7(a) loans sourced from BFG	$26,015	$10,684	$47,742	$23,941
Commission fees paid to BFG	$1,041	$427	$1,910	$958
Distributions received from BFG(1)	$240	$170	$760	$380
(1) Recorded in the consolidated statements of income in other miscellaneous income

Note 13 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$4,097	$3,180	$7,286	$6,495
Amounts allocated to participating common shareholders(1)	(164)	(72)	(282)	(125)
Net income allocated to common shareholders	$3,933	$3,108	$7,004	$6,370
Denominator:
Weighted average shares outstanding, basic	12,781,508	12,627,800	12,749,012	12,565,124
Weighted average effect of dilutive securities:
Stock options	543,552	387,663	578,742	390,589
Warrants	147,334	94,245	158,399	105,070
Weighted average shares outstanding, diluted	13,472,394	13,109,708	13,486,153	13,060,783
Earnings per share, basic	$0.31	$0.25	$0.55	$0.51
Earnings per share, diluted	$0.29	$0.24	$0.52	$0.49

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	113,954	—	115,454
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.

Note 14 – Accumulated Other Comprehensive Income
The following tables present changes to accumulated other comprehensive income by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at March 31, 2025	$85	$(66)	$19
Other comprehensive income before reclassifications and income tax	2	28	30
Amounts reclassified from accumulated other comprehensive income	—	(112)	(112)
Income tax (expense) benefit	(7)	72	65
Total other comprehensive loss, net of tax	(5)	(12)	(17)
Balance at June 30, 2025	$80	$(78)	$2

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	205	(226)	(21)
Amounts reclassified from accumulated other comprehensive income	—	(225)	(225)
Income tax (expense) benefit	(52)	113	61
Total other comprehensive income (loss), net of tax	153	(338)	(185)
Balance at June 30, 2025	$80	$(78)	$2
Note 15 – Subsequent Event
Subsequent to June 30, 2025, the Company notified approximately 600,000 individuals of a data breach in May 2024 in which their personal data was exposed when a former employee accessed such data following the termination of employment. On August 1, 2025, an individual filed a class action against the Company seeking damages in connection with such data breach and is attempting to form a class. On August 6, 2025, two additional individuals filed another class action against the Company seeking damages in connection with such data breach and are also attempting to form a class. Similar lawsuits may be forthcoming. The Company intends to defend any such lawsuits vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of these matters and any possible related losses or damages are not estimable or probable; however, the Company believes any possible related losses or damages will not be material.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review and summary of significant factors affecting our financial condition and results of operations for the periods indicated and should be read together with our consolidated audited financial statements and related notes thereto included in the 2024 Form 10-K and our unaudited consolidated financial statements included in Part I, Item 1 of this Report . In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our 2024 Form 10-K entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
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
There have been no material changes during the six months ended June 30, 2025 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.
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
Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into new markets across the United States. These relationships were developed to support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our growth and our consistent ability to operate profitability since developing the third-party loan origination business.
Our financial condition and results of operations depend primarily on our ability to originate loans and leases directly, or by using our strategic relationships with third-party loan origination platforms, to earn interest and non-interest income. We focus on four main lending areas: (i) SBA 7(a) loans, (ii) Strategic Programs, (iii) residential and commercial real estate and (iv) commercial leasing. For a description and analysis of our loan categories, see “Financial Condition.”

Executive Summary
This executive summary provides certain 2025 and 2024 financial highlights from the discussion and analysis that follows:
•For the three months ended June 30, 2025, originations increased to $1.5 billion from $1.2 billion when compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, originations increased to $2.7 billion from $2.3 billion when compared to the six months ended June 30, 2024. New Strategic Programs and organic growth through existing programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 7.81% for the three months ended June 30, 2025, compared to 10.31% for the three months ended June 30, 2024. NIM was 8.03% for the six months ended June 30, 2025, compared to 10.19% for the six months ended June 30, 2024. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities.
•FinWise generated $4.1 million and $3.2 million of net income for the three months ended June 30, 2025 and 2024, respectively, and $7.3 million and $6.5 million of net income for the six months ended June 30, 2025 and 2024, respectively. Net income increased as FinWise invested in expansion of its product offerings and supporting business infrastructure.
•Total assets increased by $96.5 million to $842.5 million as of June 30, 2025 compared to December 31, 2024, principally in loans and investment securities. We believe our strong capital levels support our current and planned growth strategy.
Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Interest income	$19,742	$18,422	7.2%	$38,278	$36,067	6.1%
Interest expense	(5,014)	(3,807)	31.7%	(9,270)	(7,446)	24.5%
Net interest income	14,728	14,615	0.8%	29,008	28,621	1.4%
Provision for credit losses	(4,726)	(2,385)	98.2%	(8,062)	(5,539)	45.5%
Non-interest income	10,337	5,166	100.1%	18,147	10,828	67.6%
Non-interest expense	(14,912)	(13,218)	12.8%	(29,230)	(25,223)	15.9%
Provision for income taxes	(1,330)	(998)	33.3%	(2,577)	(2,192)	17.6%
Net income	$4,097	$3,180	28.8%	$7,286	$6,495	12.2%
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
Net interest income increased for the three months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in average interest-earning assets of $186.3 million, partially offset by lower yields on interest-earning assets, an increase in the average interest-bearing liabilities of $174.6 million and an increase in interest reversed on loans migrating to nonaccrual status.
Net interest income increased for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in average interest-earning assets of $163.8 million, partially offset by lower yields on interest-earning assets, an increase in the average interest-bearing liabilities of $147.3 million and an increase in interest reversed on loans migrating to nonaccrual status.

NIM decreased to 7.81% for the three months ended June 30, 2025 from 10.31% for the three months ended June 30, 2024 and decreased to 8.03% for the six months ended June 30, 2025 from 10.19% for the six months ended June 30, 2024 primarily attributable to the repricing of our variable rate loan portfolio as interest rates have declined during the period, our strategy to reduce the average credit risk in the loan portfolio by increasing our investment in higher quality but lower yielding loans and an increase in interest reversed on loans migrating to nonaccrual status.
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

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$81,017	$867	4.29%	$105,563	$1,444	5.50%
Investment securities	41,920	390	3.73%	14,795	97	2.65%
Loans held-for-sale	119,402	5,636	18.93%	49,000	4,020	33.00%
Loans held-for-investment[1]	514,222	12,849	10.02%	400,930	12,861	12.90%
Total interest-earning assets	756,561	19,742	10.47%	570,288	18,422	12.99%
Noninterest-earning assets	60,638			46,530
Total assets	$817,199			$616,818
Interest-bearing liabilities:
Demand	$64,885	$579	3.58%	$47,900	$441	3.70%
Savings	10,028	15	0.60%	10,270	19	0.75%
Money market accounts	17,920	170	3.81%	9,565	112	4.71%
Certificates of deposit	400,757	4,250	4.25%	251,142	3,235	5.18%
Total deposits	493,590	5,014	4.07%	318,877	3,807	4.80%
Other borrowings	6	—	0.45%	142	—	0.35%
Total interest-bearing liabilities	493,596	5,014	4.07%	319,019	3,807	4.80%
Noninterest-bearing deposits	112,627			108,519
Noninterest-bearing liabilities	32,753			27,700
Shareholders’ equity	178,223			161,580
Total liabilities and shareholders’ equity	$817,199			$616,818
Net interest income and interest rate spread[2]		$14,728	6.39%		$14,615	8.19%
Net interest margin[3]			7.81%			10.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.28%			178.76%

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$86,873	$1,858	4.31%	$108,737	$2,953	5.46%
Investment securities	42,116	780	3.74%	14,840	198	2.69%
Loans held-for-sale	99,617	9,900	20.04%	48,778	7,746	31.93%
Loans held for investment	500,080	25,740	10.38%	392,561	25,170	12.89%
Total interest-earning assets	728,686	38,278	10.59%	564,916	36,067	12.84%
Noninterest-earning assets	57,410			43,597
Total assets	$786,096			$608,513
Interest-bearing liabilities:
Demand	$70,612	$1,249	3.57%	$49,752	$944	3.82%
Savings	9,639	22	0.46%	9,785	38	0.79%
Money market accounts	17,902	334	3.76%	9,883	178	3.62%
Certificates of deposit	364,043	7,665	4.25%	245,359	6,286	5.15%
Total deposits	462,196	9,270	4.04%	314,779	7,446	4.76%
Other borrowings	27	—	0.05%	157	—	0.35%
Total interest-bearing liabilities	462,223	9,270	4.04%	314,936	7,446	4.75%
Noninterest-bearing deposits	116,045			104,372
Noninterest-bearing liabilities	31,189			27,933
Shareholders’ equity	176,639			161,272
Total liabilities and shareholders’ equity	$786,096			$608,513
Net interest income and interest rate spread		$29,008	6.55%		$28,621	8.08%
Net interest margin			8.03%			10.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			157.65%			179.37%
1 Loans placed on nonaccrual status are included in loan balances. See “Nonperforming Assets” below.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(281)	$(296)	$(577)	$(560)	$(535)	$(1,095)
Investment securities	53	240	293	102	480	582
Loans held-for-sale	(682)	2,298	1,616	(1,198)	3,352	2,154
Loans held-for-investment	45	(57)	(12)	(1,410)	1,980	570
Total interest income	(865)	2,185	1,320	(3,066)	5,277	2,211
Interest expense:
Demand	(14)	152	138	(56)	361	305
Savings	(4)	—	(4)	(16)	(1)	(17)
Money market accounts	(16)	74	58	7	149	156
Certificates of deposit	(438)	1,453	1,015	(788)	2,168	1,380
Total interest-bearing liabilities	(472)	1,679	1,207	(853)	2,677	1,824
Change in net interest income	$(393)	$506	$113	$(2,213)	$2,600	$387
Provision for Credit Losses
The increase in our provision for credit losses for the three and six months ended June 30, 2025, compared to the same periods in 2024, resulted primarily from growth of the Strategic Program loans held-for-investment, including credit enhanced loans, and owner occupied commercial real estate and higher net charge-offs offset in part by a change in qualitative factors for certain low risk segments of the owner occupied commercial real estate portfolio..
Non-interest Income
The following tables present the major categories of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$5,404	$4,035	$1,369	33.9%
Gain on sale of loans	1,483	356	1,127	316.9%
SBA loan servicing fees, net	(96)	204	(300)	(146.7%)
Change in fair value on investment in BFG	300	(200)	500	250.0%
Credit enhancement income	2,275	39	2,236	5,724.7%
Other miscellaneous income	971	732	239	32.7%
Total non-interest income	$10,337	$5,166	$5,171	100.1%
The increase in total non-interest income for the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to the increase in credit enhancement income resulting from growth in the credit enhanced loan balance (a provision for credit losses is calculated for credit enhanced loans and a mirror amount is credited to credit enhancement income), an increase in Strategic Program fees related to higher originations, the gain on loan sales resulting from higher sales of the guaranteed portion of SBA 7(a) loan balances, and the positive mark-to-market adjustment of the investment in BFG and was offset in part by the decrease in SBA loan servicing fees, net.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$10,366	$8,000	$2,366	29.6%
Gain on sale of loans	2,329	771	1,558	202.1%
SBA loan servicing fees and servicing asset amortization	82	870	(788)	(90.6%)
Change in fair value on investment in BFG	700	(325)	1,025	315.8%
Credit enhancement income	2,360	39	2,321	5,942.3%
Other miscellaneous income	2,310	1,473	837	56.8%
Total non-interest income	$18,147	$10,828	$7,319	67.6%
The increase in total non-interest income for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to an increase in Strategic Program fees related to higher originations, the increase in credit enhancement income resulting from the growth in the credit enhanced loan balances (a provision for credit losses is calculated for credit enhanced loans and a mirror amount is credited to credit enhancement income), the gain on loan sales related to the increased sales of the guaranteed portion of SBA 7(a) loan balances due to more favorable market conditions, and an increase in the fair value of our investment in BFG.
Non-interest Expense
The following tables present the major categories of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$10,491	$8,609	$1,882	21.9%
Professional services	949	1,282	(333)	(26.0%)
Occupancy and equipment expenses	445	556	(111)	(20.0%)
Credit enhancement expense	78	—	78	100.0%
Other operating expenses	2,949	2,771	178	6.4%
Total non-interest expense	$14,912	$13,218	$1,694	12.8%
The increase in total non-interest expense for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in salaries and employee benefits mainly resulting from increased headcount in the first half of 2024, annual compensation adjustments, and amortization of deferred compensation awards.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$20,317	$16,171	$4,146	25.6%
Professional Services	1,856	2,849	(993)	(34.9%)
Occupancy and equipment expenses	988	1,100	(112)	(10.2%)
Credit enhancement expenses	89	—	89	100.0%
Other operating expenses	5,980	5,103	877	17.2%
Total non-interest expense	$29,230	$25,223	$4,007	15.9%
The increase in total non-interest expense for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in salaries and employee benefits mainly resulting from increased headcount in the first half of 2024, annual compensation adjustments, and amortization of deferred compensation awards.
Provision for Income Taxes
Our provision for income taxes for the three and six months ended June 30, 2025 and 2024 resulted in an effective income tax rate of 24.5%, 23.9%, 26.1% and 25.2%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three and six months ended June 30, 2025 due primarily to state income tax provisions and higher estimated disallowed compensation estimates.
Net Income
The changes in net income for the three and six months ended June 30, 2025, compared to the same periods in 2024, were primarily the result of the factors discussed above.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of		Change
($ in thousands)	June 30, 2025	December 31, 2024	$	%
Interest-bearing deposits in other banks	$80,711	$99,562	$(18,851)	(18.9)%
Investment securities available-for-sale, at fair value	30,146	29,930	216	0.7%
Investment securities held-to-maturity, net	11,248	12,565	(1,317)	(10.5)%
Strategic Program loans held-for-sale, at lower or cost or fair value	147,282	91,588	55,694	60.8%
Loans held-for-investment, net	506,503	447,812	58,691	13.1%
Total assets	842,488	745,976	96,512	12.9%
Deposits	635,174	544,952	90,222	16.6%
Total liabilities	660,529	572,256	88,273	15.4%
Total shareholders' equity	181,959	173,720	8,239	4.7%
Total equity to total assets	21.6%	23.3%		(1.7)%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2024 to June 30, 2025, was primarily due to funding our Strategic Program loans held-for-sale portfolio. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
We classify investment securities as either held-to-maturity or available-for-sale based on our intentions and our ability to hold such securities until maturity. In determining such classifications, securities that we have the intent and the ability to hold until maturity are classified as held-to-maturity and carried at amortized cost. All other securities are designated as available-for-sale and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.
The following table summarizes the weighted-average yields of our investment securities at June 30, 2025. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.68%	4.19%	—%	—%	4.23%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.31%	1.32%	1.72%	1.83%
Collateralized mortgage obligations	—%	3.14%	—%	2.96%	2.98%
Total	4.68%	4.15%	1.32%	2.41%	3.74%
There were no calls, sales or maturities of securities during the six months ended June 30, 2025 and 2024.
At June 30, 2025, we had a total of nineteen securities in an unrealized loss position, consisting of one U.S. Treasury, eight collateralized mortgage obligations and ten mortgage-backed securities. At December 31, 2024, we had a total of twenty-two securities in an unrealized loss position, consisting of four U.S. Treasuries, eight collateralized mortgage obligations and ten mortgage-backed securities.
Strategic Program Loans Held-for-Sale
We, through our Strategic Program service providers, offer unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. We generally retain the loans and/or receivables for a number of business days after origination before selling the loans and/or receivables to the Strategic Program provider or another investor. Interest income is earned by us while holding the loans. These loans are classified as held-for-sale on the balance sheet and measured at the lower of cost or market.
Our Strategic Program loans held-for-sale increased $55.7 million as of June 30, 2025 compared to December 31, 2024, primarily as a result of greater hold periods for new originations for certain programs.

Loans Held-for-Investment Portfolio
The following table summarizes our gross loan portfolio held-for-investment by loan program as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
SBA(1)	$246,903	46.6%	$255,056	54.8%
Commercial leases	88,957	16.8%	70,153	15.1%
Commercial, non-real estate	5,510	1.0%	3,691	0.8%
Residential real estate	54,132	10.2%	51,574	11.1%
Strategic Program loans:
Strategic Program loans - with credit enhancement	11,730	2.2%	891	0.2%
Strategic Program loans - without credit enhancement	18,969	3.6%	19,231	4.1%
Commercial real estate:
Owner occupied	77,871	14.7%	41,046	8.8%
Non-owner occupied	1,417	0.3%	1,379	0.3%
Consumer	24,555	4.6%	22,212	4.8%
Total loans held-for-investment, gross	$530,044	100.0%	$465,233	100.0%
(1)SBA loans as of June 30, 2025 and December 31, 2024 include $144.3 million and $158.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
We manage our loan portfolio based on factors that include concentrations per loan program and aggregated portfolio, industry of operation and geographies. We also monitor the impact of identified and estimated losses on capital as well as the pricing characteristics of each product. The following provides a general description and the risk characteristics relevant to each of our loan products. Each loan is assigned a risk grade during the origination and closing process by credit administration personnel based on criteria described later in this section. We analyze the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. This ratings analysis is performed at least quarterly.
SBA
We originate and service loans partially guaranteed by the SBA under its Section 7(a) loan program for small businesses and professionals throughout the United States. Through our diversification efforts, we have built an SBA 7(a) portfolio that we believe positions us to better withstand economic shifts. For example, we focus on industries such as non-store retailers (e-commerce), ambulatory healthcare services, professional, scientific and technical services (including law firms), and merchant wholesalers.
As of June 30, 2025 and December 31, 2024, we had total SBA 7(a) loans of $246.9 million and $255.1 million, respectively, representing 46.6% and 54.8% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held-for-investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue. During the third quarter of 2024 and considering the wider spreads on sale of SBA loans available, FinWise resumed selling limited amounts of SBA loans.
Commercial leases
As of June 30, 2025 and December 31, 2024, we had total commercial leases of $89.0 million and $70.2 million, respectively, representing 16.8% and 15.1% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of June 30, 2025 and December 31, 2024, we had total commercial non-real estate loans of $5.5 million and $3.7 million, respectively, representing 1.0% and 0.8% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of June 30, 2025 and December 31, 2024, we had total residential real estate loans of $54.1 million and $51.6 million, respectively, representing 10.2% and 11.1% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our consolidated balance sheets for investment.
Strategic Program loans
Through our Strategic Program service providers, we issue unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of June 30, 2025 and December 31, 2024, we had total Strategic Program loans held-for-investment of $30.7 million and $20.1 million, respectively, representing 5.8% and 4.3% of our total loans held-for-investment, respectively. Credit enhanced loans, where the Strategic Program sponsoring fintech company retains the credit risk, totaled $11.7 million as of June 30, 2025 and $0.9 million as of December 31, 2024. Loans originated through the Strategic Program are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from the borrower’s personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of June 30, 2025 and December 31, 2024, we had total commercial real estate loans of $79.3 million and $42.4 million, respectively, representing 15.0% and 9.1% of our total loans held-for-investment, respectively. Of these amounts, $77.9 million and $41.0 million represented owner occupied properties as of June 30, 2025 and December 31, 2024, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of June 30, 2025 and December 31, 2024, we had total consumer loans of $24.6 million and $22.2 million, respectively, representing 4.6% and 4.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of June 30, 2025:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$514	$1,528	$3,049	$1,509	$6,600
Commercial leases	24,159	63,132	1,666	—	88,957
Commercial, non-real estate	2,521	2,534	455	—	5,510
Residential real estate	7,193	5,180	—	—	12,373
Strategic Program loans	22,679	7,219	749	14	30,661
Commercial real estate
Owner occupied	2,789	3,627	—	—	6,416
Non-owner occupied	146	435	789	47	1,417
Consumer	6,604	16,237	1,714	—	24,555
Subtotal fixed rate loans	66,605	99,892	8,422	1,570	176,489

Variable rate loans:
SBA	20,567	75,459	99,893	44,384	240,303
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	37,988	2,379	1,392	—	41,759
Strategic Program loans	3	12	23	—	38
Commercial real estate
Owner occupied	7,201	28,321	32,967	2,966	71,455
Non-owner occupied	—	—	—	—	—
Consumer	—	—	—	—	—
Subtotal variable rate loans	65,759	106,171	134,275	47,350	353,555
Total	$132,364	$206,063	$142,697	$48,920	$530,044
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
We had a total of $39.7 million in nonperforming assets, which included $0.5 million in material loan modifications at June 30, 2025. The amount of nonperforming assets as of June 30, 2025 includes $21.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $36.5 million in nonperforming assets which included $0.8 million in material loan modifications at December 31, 2024. The amount of nonperforming assets as of December 31, 2024 includes $19.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The decrease in nonperforming assets and material loan modifications from year-end was primarily attributable to the resolution of two loans offset in part by the migration of several smaller loans in the SBA 7(a) loan portfolio to nonperforming status. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default has become and continues to be elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications without prior FinWise consent to react to immediately to borrower contact and optimize collections. As of June 30, 2025 the balance of outstanding loan modifications was approximately $1.1 million.
Credit Risk Profile
We believe that we underwrite loans carefully and thoroughly, limiting our lending activities to those products and services where we have the resources and expertise to lend profitably without undue credit risk. We require all loans to conform to our underwriting policies (or otherwise be identified as exceptions to policy and monitored and reported on, at minimum, quarterly) and be granted on a sound basis. Loans are made with a primary emphasis on loan profitability, credit risk and concentration exposures.
We are proactive in our approach to identifying and resolving problem loans and are focused on working with the borrowers and guarantors of problem loans to provide loan modifications when warranted. When considering how to best diversify our loan portfolio, we consider several factors including our aggregate and product-line specific concentration risks, our business line expertise, and the ability of our infrastructure to appropriately support the product. While certain product lines generate higher net charge-offs, our exposure is carefully monitored and mitigated by our concentration policies and reserved for by the credit loss allowance we maintain. Specifically, retention of certain Strategic Program loans with higher default rates accounts for a disproportionate amount of our charge-offs. In addition to our oversight of the credit policies and processes associated with these programs, we limit within our concentration policies the aggregate exposure of these loans as a percentage of the total loan portfolio, carefully monitor certain vintage loss-indicative factors such as first payment default and marketing channels, and appropriately provision for these balances so that the cumulative charge-off rates remain consistent with management expectations. While the level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, and our management’s degree of success in resolving problem assets, we believe our proactive stance to early identification and intervention is the key to successfully managing our loan portfolio.
Accurate and timely loan risk grading is considered a critical component of an effective credit risk management system. Loan grades take into consideration the borrower’s financial condition, industry trends, and the economic environment. Loan risk grades are changed as necessary to reflect the risk inherent in the loan. Among other things, we use loan risk grading information for loan pricing, risk and collection management and determining credit loss reserve adequacy. Further, on a quarterly basis, the Loan Committee holds a Loan Risk Grade meeting to review all loans in our portfolio for accurate risk grading. Any required changes to the loan risk grading are made after the Loan Risk Grade meeting to provide for accurate reporting. Reporting is achieved in Loan Committee minutes, which minutes are reviewed by the Board. We supplement credit department supervision of the loan underwriting, approval, closing, servicing and risk grading process with periodic loan reviews by risk department personnel specific to the testing of controls.
We use a grading system to rank the quality of each loan. The grade is periodically evaluated and adjusted as performance dictates. Internal loan grades are based on current financial information, historical payment experience, and credit documentation, among other factors. The following guidelines govern the assignment of these risk grades. We do not currently grade Strategic Program loans held-for-investment due to their small balances and similar characteristics. As credit quality for Strategic Program loans have been highly correlated with delinquency levels, the Strategic Program loans are evaluated collectively for impairment.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$14,235	$12,632	$13,176	$12,888
Provision for credit losses	4,796	2,393	8,103	5,538
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	(210)	—	(217)	(64)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	(309)	—	(370)	(525)
Non-owner occupied	—	—	—	—
Commercial and industrial	—	(184)	(83)	(238)
Consumer	(210)	(18)	(228)	(59)
Lease financing receivables	(133)	(69)	(169)	(180)
Strategic Program loans	(2,279)	(1,962)	(4,663)	(4,908)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	3	3	6	56
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	19	—	35	3
Non-owner occupied	—	—	—	—
Commercial and industrial	—	15	14	15
Consumer	7	1	10	1
Lease financing receivables	7	7	(26)	7
Strategic Program loans	321	309	659	593
Ending balance	$16,247	$13,127	$16,247	$13,127
The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of June 30, 2025 and December 31, 2024. The ACL related to Strategic Programs constitutes 53.5% and 47.8% of the total ACL while comprising 5.8% and 4.3%, respectively, of total loans held-for-investment as of June 30, 2025 and December 31, 2024, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$981	8.8%	$374	9.1%
Residential real estate	635	11.3%	788	13.2%
Residential real estate multifamily	40	0.3%	38	0.4%
Commercial real estate
Owner occupied	2,947	42.3%	2,834	40.9%
Non-owner occupied	104	2.3%	113	2.8%
Commercial and industrial	449	7.5%	700	9.5%
Consumer	718	4.6%	638	4.8%
Lease financing receivables	1,685	17.1%	1,387	15.0%
Strategic Program loans:
Strategic Program loans - with credit enhancement	2,469	2.2%	111	0.2%
Strategic Program loans - without credit enhancement	6,219	3.6%	6,193	4.1%
Total	$16,247	100.0%	$13,176	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of June 30, 2025:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	1.1%	16.3%	6.5%
Residential real estate multifamily	2.2%	—%	—%
Commercial real estate
Owner occupied	1.3%	11.0%	11.9%
Non-owner occupied	0.9%	23.0%	3.7%
Commercial and industrial	1.1%	4.0%	28.6%
Consumer	2.9%	0.3%	852.9%
Lease financing receivables	1.9%	0.4%	493.4%
Strategic Program loans	28.3%	—%	—%
Total	3.1%	7.4%	41.4%

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
When comparing June 30, 2025 to December 31, 2024, the increase in ACL to total loans held-for-investment was primarily due to the growth in the credit enhanced loans included in the Strategic Program loans held-for-investment. The decrease in nonaccrual loans to total loans held-for-investment as shown above was primarily due to the growth in the loans held-for-investment portfolio. The increase in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the credit enhanced loans included in the Strategic Program loans held-for-investment offset in part by the increase in nonaccrual loans, concentrated in the SBA product.
The following tables summarize net charge-offs (“NCO”), average loans and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$47,035	—%	$—	$30,179	—%
Residential real estate	207	62,191	1.3%	(3)	55,129	—%
Residential real estate multifamily	—	1,773	—%	—	1,134	—%
Commercial real estate
Owner occupied	290	216,389	0.5%	—	189,391	—%
Non-owner occupied	—	12,564	—%	—	16,643	—%
Commercial and industrial	—	44,202	—%	169	23,870	2.8%
Consumer	203	23,602	3.4%	17	15,209	0.4%
Lease financing receivables	126	83,227	0.6%	62	51,928	0.5%
Strategic Program loans	1,958	23,239	33.8%	1,653	17,446	38.1%
Total	$2,784	$514,222	2.2%	$1,898	$400,929	1.9%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$45,695	—%	$—	$29,728	—%
Residential real estate	211	58,380	0.7%	8	53,959	—%
Residential real estate multifamily	—	1,707	—%	—	970	—%
Commercial real estate
Owner occupied	342	198,317	0.3%	522	188,653	0.6%
Non-owner occupied	—	13,191	—%	—	16,074	—%
Commercial and industrial	69	51,112	0.3%	223	23,108	1.9%
Consumer	211	22,597	1.8%	59	13,966	0.8%
Lease financing receivables	195	74,501	0.5%	173	48,148	0.7%
Strategic Program loans	4,004	20,280	37.1%	4,315	17,955	48.3%
Total	$5,032	$485,780	2.0%	$5,300	$392,561	2.7%
The total ratio of annualized NCO to average loans outstanding was higher during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to charge offs relating to loans as they migrated to nonaccrual status during the second quarter of 2025.
The total ratio of annualized NCO to average loans outstanding was lower during the six months ended June 30, 2025, as compared to the same prior year period due to a decrease in net charge offs on the non sub-prime Strategic Program loan portfolio.
Total Assets
Total assets at June 30, 2025 were $842.5 million, an increase of $96.5 million from December 31, 2024. The increase in total assets was primarily due to continued growth in our loans held-for-investment, net, and loans held-for-sale portfolios of $58.7 million and $55.7 million, respectively, partially offset by a decrease of $18.9 million in interest-bearing cash deposits.
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

The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	June 30, 2025		December 31, 2024
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$120,747	19.0%	$126,782	23.3%
Interest-bearing deposits:
Demand	67,890	10.7%	71,403	13.1%
Savings	11,623	1.8%	9,287	1.7%
Money markets	21,083	3.3%	16,709	3.0%
Time certificates of deposit	413,831	65.2%	320,771	58.9%
Total period end deposits	$635,174	100.0%	$544,952	100.0%
The increase in total deposits as of June 30, 2025 compared to December 31, 2024 of $90.2 million was driven primarily by increases in brokered time deposits of $90.1 million, which were added to fund loan growth and increase balance sheet liquidity. Deposits are used to fund our lending programs.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $176.0 million and $183.2 million as of June 30, 2025 and December 31, 2024, respectively. Estimated uninsured deposits at the Bank as of June 30, 2025 include $52.9 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $45.0 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at June 30, 2025 is as follows:

	June 30, 2025
($ in thousands)	Three Months or Less	More than Three Months to Six Months	More than Six Months to Twelve Months	More than Twelve Months	Total
Time deposits, uninsured	$1,594	$56	$2	$199	$1,851
Total Liabilities
Total liabilities increased to $660.5 million, or 15.4%, as of June 30, 2025 from $572.3 million as of December 31, 2024 primarily due to an increase in deposits as discussed above.
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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At June 30, 2025, we had the ability to access $257.6 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with two correspondent banks to borrow up to $6.1 million in overnight funds. We also maintain a $24.9 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of June 30, 2025.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2025, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $90.1 million and constituted 10.7% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $8.2 million to $182.0 million at June 30, 2025 compared to $173.7 million at December 31, 2024, primarily due to our net income.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 21.6% and 23.3% as of June 30, 2025 and December 31, 2024, respectively.
Our return on average equity was 9.2% and 7.9% for the three months ended June 30, 2025 and 2024, respectively, and 8.3% and 7.9% for the six months ended June 30, 2025 and 2024, respectively. Our return on average assets was 2.0% and 2.1% for the three months ended June 30, 2025 and 2024, respectively, and 1.9% and 2.1% for the six months ended June 30, 2025 and 2024, respectively.
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

As of June 30, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended June 30, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2025:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$221,343	$221,343	$—	$—	$—
Time deposits	413,831	231,884	128,770	41,653	11,524
Operating lease obligations	5,168	1,196	2,359	1,613	—
Total	$640,342	$454,423	$131,129	$43,266	$11,524
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
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	June 30, 2025			June 30, 2024
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$514,222	$12,849	10.02%	$400,930	$12,861	12.90%
Less: credit enhancement expense		(78)			—
Net of adjustment for credit enhancement expenses	$514,222	$12,771	9.96%	$400,930	$12,861	12.90%

	As of and for the Six Months Ended
	June 30, 2025			June 30, 2024
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$500,080	$25,740	10.38%	$392,561	$25,170	12.89%
Less: credit enhancement expense		(89)			—
Net of adjustment for credit enhancement expenses	$500,080	$25,651	19.90%	$392,561	$25,170	12.89%
Total interest income on LHFI net of credit enhancement expense and the average yield on LHFI net of credit enhancement expense are non-GAAP measures that include the impact of credit enhancement expense on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement expenses on net interest income and NIM:

	As of and for the Three Months Ended
	June 30, 2025			June 30, 2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$756,560	$14,728	7.81%	$570,288	$14,615	10.31%
Less: credit enhancement expense		(78)			—
Net of adjustment for credit enhancement expenses	$756,560	$14,650	7.77%	$570,288	$14,615	10.31%

	As of and for the Six Months Ended
	June 30, 2025			June 30, 2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$728,686	$29,008	8.03%	$564,916	$28,621	10.19%
Less: credit enhancement expense		(89)			—
Net of adjustment for credit enhancement expenses	$728,686	$28,919	15.28%	$564,916	$28,621	10.19%
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

Non-interest expenses less credit enhancement expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement expense on non-interest expense:

($ in thousands; unaudited)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total non-interest expense	$14,912	$13,218	$29,230	$25,223
Less: credit enhancement expense	(78)	—	(89)	—
Total non-interest expense less credit enhancement expenses	$14,834	$13,218	$29,141	$25,223
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
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total non-interest income	$10,337	$5,166	$18,147	$10,828
Less: credit enhancement income	(2,275)	(39)	(2,360)	(39)
Total non-interest income less credit enhancement income	$8,062	$5,127	$15,787	$10,789
Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of June 30, 2025	As of December 31, 2024
Allowance for credit losses	$(16,247)	$(13,176)
Less: allowance for credit losses related to credit enhanced loans	(2,469)	(111)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$(13,778)	$(13,065)
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of June 30, 2025 and December 31, 2024 was approximately $11.7 million and $0.9 million, respectively.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2025:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(10.5)%	(7.2)%	(4.5)%	(2.0)%	—%	2.7%	5.8%	8.7%	11.6%
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
The following table illustrates the results of our EVE analysis as of June 30, 2025:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(20.0)%	(14.3)%	(8.0)%	(3.4)%	—%	2.8%	5.3%	7.5%	9.4%

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program does not obligate us to purchase any particular number of shares. There were no repurchases of our common stock during the three months ended June 30, 2025. At June 30, 2025, 597,224 shares remain available for repurchase.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2025. Our directors and officers participate in certain of our benefit plans and may from time to time make elections to surrender shares or have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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

FinWise Bancorp

Date: August 11, 2025	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)