Form 10-Q
period 2025-09-30
Finwise Bancorp
filed 2025-11-10
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 13,586,921 shares of common stock, $0.001 par value per share, outstanding.

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
•our involvement from time to time in legal proceedings in the ordinary course or otherwise including any class action lawsuits;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•future equity and debt issuances and other capital raising opportunities on favorable terms;
•that the anticipated benefits new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all as a result of such things as the strength or weakness of the economy and competitive factors in the areas where we and such other businesses operate;
•the desired effects of implementing segment reporting in the presentation of our financial results in our periodic reports;
•further negative ratings outlooks or downgrades of the U.S.’s long-term credit rating;
•changes in legislative, regulatory or tax priorities;
•reductions in staffing at U.S. governmental agencies;
•the ongoing federal government shutdown and other political impasses, including with respect to the U.S. debt ceiling and federal budget; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and subsequent quarterly reports on Form 10-Q, including under Item 1A of this Report.

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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$10,362	$9,600
Interest-bearing deposits in other banks (restricted cash of $3.2 million and $3.1 million, respectively)	95,265	99,562
Total cash and cash equivalents	105,627	109,162
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $27.5 million and $30.0 million, respectively)	27,761	29,930
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $9.6 million and $11.1 million, respectively)	10,617	12,565
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	440	349
Strategic Program loans held-for-sale, at lower of cost or fair value	156,718	91,588
Loans held-for-investment, net of allowance for credit losses of $25.8 million and $13.2 million, respectively	533,549	447,812
Credit enhancement asset	11,214	111
Premises and equipment, net	2,725	3,548
Assets subject to operating leases, net of accumulated depreciation of $4.2 million and $2.7 million, respectively	13,317	10,176
Accrued interest receivable	1,959	3,566
Deferred income taxes, net	1,079	—
Small Business Administration (“SBA”) servicing asset, net	3,121	3,273
Investment in Business Funding Group (“BFG”), at fair value	8,600	7,700
Operating lease right-of-use (“ROU”) assets	3,162	3,564
Income taxes receivable, net	3,314	8,868
Other assets	16,726	13,764
Total assets	$899,929	$745,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$130,601	$126,782
Interest-bearing	551,709	418,170
Total deposits	682,310	544,952
Accrued interest payable	4,518	1,494
Income taxes payable, net	839	4,423
Deferred income taxes, net	—	899
Operating lease liabilities	4,683	5,302
Other liabilities	19,814	15,186
Total liabilities	712,164	572,256
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,571,090 and 13,211,640 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	13
Additional paid-in-capital	59,417	56,926
Retained earnings	128,282	116,594
Accumulated other comprehensive income, net of tax	52	187
Total shareholders’ equity	187,765	173,720
Total liabilities and shareholders’ equity	$899,929	$745,976

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$22,532	$17,590	$58,171	$50,506
Interest on securities	360	298	1,140	496
Other interest income	1,074	1,036	2,932	3,989
Total interest income	23,966	18,924	62,243	54,991

Interest expense
Interest on deposits	5,359	4,161	14,629	11,607
Total interest expense	5,359	4,161	14,629	11,607
Net interest income	18,607	14,763	47,614	43,384

Provision for credit losses	12,799	2,157	20,861	7,696
Net interest income after provision for credit losses	5,808	12,606	26,753	35,688

Non-interest income
Strategic Program fees	6,180	4,862	16,546	12,862
Gain on sale of loans, net	1,854	393	4,183	1,164
SBA loan servicing fees, net	(242)	87	(160)	957
Change in fair value on investment in BFG	200	(100)	900	(425)
Credit enhancement income	8,762	47	11,122	86
Other miscellaneous income	1,298	765	3,608	2,238
Total non-interest income	18,052	6,054	36,199	16,882

Non-interest expense
Salaries and employee benefits	10,814	9,659	31,131	25,830
Professional services	876	1,331	2,732	4,180
Occupancy and equipment expenses	456	544	1,443	1,644
Credit enhancement servicing expense	248	—	260	—
Credit enhancement guarantee expense	1,720	3	1,809	3
Other operating expenses	3,335	2,512	9,304	7,615
Total non-interest expense	17,449	14,049	46,679	39,272
Income before income taxes	6,411	4,611	16,273	13,298
Provision for income taxes	1,520	1,157	4,097	3,349
Net income	$4,891	$3,454	$12,176	$9,949

Earnings per share, basic	$0.36	$0.26	$0.91	$0.77
Earnings per share, diluted	$0.34	$0.25	$0.86	$0.74

Weighted average shares outstanding, basic	12,859,264	12,658,557	12,786,167	12,596,496
Weighted average shares outstanding, diluted	13,615,354	13,257,835	13,530,003	13,167,315
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,891	$3,454	$12,176	$9,949
Other comprehensive income items, net of tax:
Unrealized gain on securities available-for-sale	$117	$451	$322	$451
Tax effect	(29)	—	(81)	—
Unrealized gain (loss) on interest rate swaps	64	—	(162)	—
Recognition of previously unrealized gain on interest rate swaps in net income	(115)	—	(340)	—
Tax effect	13	(109)	126	(109)
Other comprehensive income (loss), net of tax	50	342	(135)	342
Comprehensive income	$4,941	$3,796	$12,041	$10,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959
Stock-based compensation expense	57,996	1	1,130	—	—	1,131
Stock options exercised, net	43,369	—	152	(418)	—	(266)
Other comprehensive income, net of tax	—	—	—	—	50	50
Net income	—	—	—	4,891	—	4,891
Balance at September 30, 2025	13,571,090	$14	$59,417	$128,282	$52	$187,765

Three Months Ended September 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at June 30, 2024	13,143,560	$13	$55,441	$110,342	$—	$165,796
Stock-based compensation expense	64,600	—	766	—	—	766
Common stock repurchased and retired	—	—	—	5	—	5
Stock options exercised, net	3,000	—	7	—	—	7
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	3,454	—	3,454
Balance at September 30, 2024	13,211,160	$13	$56,214	$113,801	$342	$170,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Unaudited Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	327,363	1	2,491	—	—	2,492
Stock options exercised, net	48,752	—	174	(419)	—	(245)
Restricted stock surrendered for tax withholding upon vesting	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(135)	(135)
Net income	—	—	—	12,176	—	12,176
Balance at September 30, 2025	13,571,090	$14	$59,417	$128,282	$52	$187,765

Nine Months Ended September 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$—	$155,056
Stock-based compensation expense	393,910	—	1,335	—	—	1,335
Stock options exercised, net	29,117	—	24	—	—	24
BFG ownership purchase	339,176	1	4,124	—	—	4,125
Common stock repurchased and retired	(44,608)	—	(469)	8	—	(461)
Other comprehensive income, net of tax	—	—	—	—	342	342
Net income	—	—	—	9,949	—	9,949
Balance at September 30, 2024	13,211,160	$13	$56,214	$113,801	$342	$170,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$12,176	$9,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,652	4,154
Provision for credit losses	20,861	7,696
Noncash operating lease cost	402	558
Net (accretion) amortization of securities (discounts) and premiums	(20)	(17)
Other	(1,221)	—
Gain on sale of loans, net	(4,183)	(1,164)
Originations of Strategic Program loans held-for-sale	(4,275,141)	(3,594,347)
Proceeds from sale of Strategic Program loans held-for-sale	4,210,677	3,557,861
Change in fair value of BFG	(900)	425
Impairment (recovery) of SBA servicing asset	722	(822)
Stock-based compensation expense	2,492	1,335
Noncash change in credit enhancement asset	(11,103)	(86)
Deferred income taxes	(2,329)	179
Net changes in:
Accrued interest receivable	1,607	475
Other assets	2,563	691
Accrued interest payable	3,025	28
Operating lease liabilities	(620)	(754)
Other liabilities	839	(1,809)
Net cash used in operating activities	(36,501)	(15,648)
Cash flows from investing activities:
Net increase in loans receivable	(142,766)	(51,070)
Purchase of lease pools	(27,698)	(14,967)
Purchase of bank premises and equipment, net	(213)	(4,830)
Purchase of assets subject to operating leases	(5,548)	—
Purchase of investment securities available-for-sale	—	(30,018)
Proceeds from sales of loans held-for-investment	67,482	—
Proceeds from sales of assets subject to operating leases	468	—
Proceeds from maturities of securities available-for-sale	2,500	—
Proceeds from maturities and paydowns of securities held-to-maturity	1,960	2,132
Purchase of FHLB stock	(90)	(111)
Net cash used in investing activities	(103,905)	(98,864)
Cash flows from financing activities:
Net increase in deposits	137,358	83,826
Common stock repurchased	—	(461)
Proceeds from exercise of stock options	29	24
Payment of taxes related to net share settlement of equity awards	(516)	—
Repayment of PPP Liquidity Facility	—	(84)
Net cash provided by financing activities	136,871	83,305

Net change in cash and cash equivalents and restricted cash	(3,535)	(31,207)
Cash, cash equivalents and restricted cash, beginning of the period	109,162	116,975
Cash, cash equivalents and restricted cash, end of the period	$105,627	$85,768
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$3,927	$4,400
Cash paid for interest	$11,605	$11,579
Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company’s common stock	$—	$4,125
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Segment Reporting – As further described in Note 15, Segments, during the third quarter of 2025, the Company implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by the Company’s chief operating decision maker (“CODM”) to review the Company’s financial performance and determine how to allocate resources. The Company established three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. For periods prior to July 1, 2025, the Company operated under one operating segment, consistent with the information that was presented to the Company’s CODM.
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
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates the consideration of project development stages in determining whether a cost is eligible for capitalization. Instead, cost capitalization will be based on a “probable to complete” threshold. This guidance will be effective for the Company on January 1, 2028. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s Consolidated Balance Sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,536	$225	$—	$27,761

	December 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,027	$4	$(101)	$29,930
The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2025, by contractual maturity:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,501	$2,513
Due after one year through five years	25,035	25,248
Total securities AFS	$27,536	$27,761
At September 30, 2025, debt securities AFS with a fair value of $27.8 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.2 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,190	$—	$1	$(477)	$4,714
Collateralized mortgage obligations	5,427	—	5	(514)	4,918
Total securities held-to-maturity	$10,617	$—	$6	$(991)	$9,632

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,910	$—	$—	$(746)	$5,164
Collateralized mortgage obligations	6,655	—	8	(770)	5,893
Total securities held-to-maturity	$12,565	$—	$8	$(1,516)	$11,057
The amortized cost and estimated market value of debt securities HTM at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	1,120	1,095
Due after five years through ten years	1,346	1,241
Due after ten years	8,151	7,296
Total securities held-to-maturity	$10,617	$9,632
At September 30, 2025, HTM debt securities with a book value of $10.6 million were pledged as collateral for a credit line held by the Bank.
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At

September 30, 2025 and December 31, 2024, there was no ACL related to debt securities HTM or AFS due to the composition of the portfolio which is generally considered not to have credit risk given the United States government issuance or guarantee associated with these agency securities.
The Company had sixteen securities, consisting of seven collateralized mortgage obligations and nine mortgage-backed securities in an unrealized loss position at September 30, 2025 and twenty-two securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and four U.S. Treasury securities in an unrealized loss position at December 31, 2024. The following table presents the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$—	$—	$4,337	$(477)	$4,337	$(477)
Collateralized mortgage obligations	—	—	3,472	(514)	3,472	(514)
Total	$—	$—	$7,809	$(991)	$7,809	$(991)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$27,448	$(101)	$—	$—	$27,448	$(101)
Total	$27,448	$(101)	$—	$—	$27,448	$(101)

Held-to-maturity:
Mortgage-backed securities	$—	$—	$5,164	$(746)	$5,164	$(746)
Collateralized mortgage obligations	633	(17)	3,588	(753)	4,221	(770)
Total	$633	$(17)	$8,752	$(1,499)	$9,385	$(1,516)
There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three and nine months ended September 30, 2025 or 2024.
FHLB Stock
The Bank is a member of the FHLB system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At September 30, 2025 and December 31, 2024, the Bank owned $0.4 million and $0.3 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2025 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans
Loans held-for-investment outstanding by general ledger classification as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
($ in thousands)
SBA(1)	$240,060	$255,056
Commercial leases	90,413	70,153
Commercial, non-real estate	4,827	3,691
Residential real estate	60,503	51,574
Strategic Program loans:
Strategic Program loans - with credit enhancement	41,369	891
Strategic Program loans - without credit enhancement	21,654	19,231
Commercial real estate:
Owner occupied	83,302	41,046
Non-owner occupied	1,424	1,379
Consumer	24,250	22,212
Total loans held-for-investment, gross	$567,802	$465,233
Deferred loan fees and discounts, net	(8,475)	(4,245)
Allowance for credit losses	(25,778)	(13,176)
Loans held-for-investment, net	$533,549	$447,812

(1) Included in the SBA loans held-for-investment above are $132.2 million and $158.7 million of loans guaranteed by the SBA as of September 30, 2025 and December 31, 2024, respectively.
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
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at September 30, 2025 and December 31, 2024, was $62.1 million and $54.0 million, respectively.
Strategic Program loans retained and held-for-sale as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025	December 31, 2024
($ in thousands)
Retained Strategic Program loans(1)	$63,023	$20,122
Strategic Program loans held-for-sale	156,718	91,588
Total Strategic Program loans	$219,741	$111,710
(1) Includes $41.4 million and $0.9 million of credit enhanced loans at September 30, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of September 30, 2025 and December 31, 2024 for the purposes of estimating the ACL:

	September 30, 2025	December 31, 2024
($ in thousands)
Construction and land development	$51,012	$42,331
Residential real estate	56,596	61,316
Residential real estate multifamily	2,971	1,692
Commercial real estate:
Owner occupied	236,860	190,286
Non-owner occupied	9,752	12,849
Commercial and industrial	31,796	44,329
Consumer	24,193	22,155
Lease financing receivables	91,599	70,153
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	41,369	891
Strategic Program loans - without credit enhancement	21,654	19,231
Total loans held-for-investment, gross	$567,802	$465,233

Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Three Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$981	$86	$—	$—	$1,067
Residential real estate	635	117	(33)	3	722
Residential real estate multifamily	40	16	—	—	56
Commercial real estate:
Owner occupied	2,947	511	(258)	90	3,290
Non-owner occupied	104	(18)	—	—	86
Commercial and industrial	449	434	(409)	1	475
Consumer	718	182	(119)	3	784
Lease financing receivables	1,685	18	(52)	52	1,703
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	2,469	8,850	(105)	—	11,214
Strategic Program loans - without credit enhancement	6,219	2,462	(2,641)	341	6,381
Total allowance for credit losses on financing receivables	$16,247	$12,658	$(3,617)	$490	$25,778

Unfunded lending commitments	423	141	—	—	564
Total allowance for credit losses	$16,670	$12,799	$(3,617)	$490	$26,342

	Nine Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$693	$—	$—	$1,067
Residential real estate	788	175	(250)	9	722
Residential real estate multifamily	38	18	—	—	56
Commercial real estate:
Owner occupied	2,834	959	(628)	125	3,290
Non-owner occupied	113	(27)	—	—	86
Commercial and industrial	700	252	(492)	15	475
Consumer	638	480	(347)	13	784
Lease financing receivables	1,387	511	(221)	26	1,703
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	109	11,210	(105)	—	11,214
Strategic Program loans - without credit enhancement	6,195	6,490	(7,304)	1,000	6,381
Total allowance for credit losses	$13,176	$20,761	$(9,347)	$1,188	$25,778

Unfunded lending commitments	464	100	—	—	564
Total allowance for credit losses	$13,640	$20,861	$(9,347)	$1,188	$26,342

	Three Months Ended September 30, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$330	$382	$—	$—	$712
Residential real estate	1,029	(224)	(27)	3	781
Residential real estate multifamily	11	23	—	—	34
Commercial real estate:
Owner occupied	4,094	(1,441)	(103)	219	2,769
Non-owner occupied	380	(18)	(221)	—	141
Commercial and industrial	423	42	(96)	2	371
Consumer	261	280	(15)	4	530
Lease financing receivables	650	689	(113)	8	1,234
Retained Strategic Program loans	5,949	2,211	(2,360)	289	6,089
Total allowance for credit losses on financing receivables	$13,127	$1,944	$(2,935)	$525	$12,661

Unfunded lending commitments	140	213	—	—	353
Total allowance for credit losses	$13,267	$2,157	$(2,935)	$525	$13,014

	Nine Months Ended September 30, 2024
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$396	$—	$—	$712
Residential real estate	956	(143)	(91)	59	781
Residential real estate multifamily	6	28	—	—	34
Commercial real estate:
Owner occupied	3,336	(161)	(628)	222	2,769
Non-owner occupied	282	80	(221)	—	141
Commercial and industrial	361	327	(334)	17	371
Consumer	211	388	(74)	5	530
Lease financing receivables	355	1,157	(293)	15	1,234
Retained Strategic Program loans	7,065	5,410	(7,268)	882	6,089
Total allowance for credit losses	$12,888	$7,482	$(8,909)	$1,200	$12,661

Unfunded lending commitments	139	214	—	—	353
Total allowance for credit losses	$13,027	$7,696	$(8,909)	$1,200	$13,014

Nonaccrual and past due loans are summarized below as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$51,012	$51,012
Residential real estate	—	—	—	6,961	31	49,604	56,596
Residential real estate multifamily	—	—	—	—	—	2,971	2,971
Commercial real estate:
Owner occupied	712	—	712	29,462	686	206,000	236,860
Non-owner occupied	—	—	—	2,773	—	6,979	9,752
Commercial and industrial	136	—	136	1,807	—	29,853	31,796
Consumer	188	—	188	—	28	23,977	24,193
Commercial leases	199	—	199	208	321	90,871	91,599
Retained Strategic Program loans	1,956	77	2,033	—	—	60,990	63,023
Total	$3,191	$77	$3,268	$41,211	$1,066	$522,257	$567,802

(1) Included in the nonaccrual loan balances are $23.1 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$42,331	$42,331
Residential real estate	—	—	—	7,141	101	54,074	61,316
Residential real estate multifamily	—	—	—	—	—	1,692	1,692
Commercial real estate:
Owner occupied	2,070	—	2,070	17,435	6,102	164,679	190,286
Non-owner occupied	—	—	—	2,796	—	10,053	12,849
Commercial and industrial	—	—	—	1,788	—	42,541	44,329
Consumer	286	13	299	—	—	21,856	22,155
Commercial leases	279	—	279	158	202	69,514	70,153
Retained Strategic Program loans	1,553	62	1,615	—	—	18,507	20,122
Total	$4,188	$75	$4,263	$29,318	$6,405	$425,247	$465,233

(1) Included in the nonaccrual loan balances are $18.9 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three and nine months ended September 30, 2025 and 2024, while loans were classified as nonaccrual. The amount of accrued interest that was reversed against interest income on nonaccrual loans was approximately $0.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of September 30, 2025, in addition to the gross writeoff by collateral type for the nine months ended September 30, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$23,749	$16,442	$4,128	$4,600	$2,093	$—	$—	$51,012
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	23,749	16,442	4,128	4,600	2,093	—	—	51,012
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	2,983	1,739	1,226	955	491	1,522	—	8,916
Watch	5,446	9,025	16,459	3,882	714	1,040	—	36,566

Special Mention	3,753	—	—	—	224	6	—	3,983
Substandard	—	—	37	6,913	42	139	—	7,131
Total	12,182	10,764	17,722	11,750	1,471	2,707	—	56,596
Current period gross writeoff	—	—	(210)	—	(9)	(31)	—	(250)

Residential real estate multifamily
Pass	83	1,564	343	242	78	—	—	2,310
Watch	—	—	577	—	58	26	—	661
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	83	1,564	920	242	136	26	—	2,971
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	53,976	23,193	5,304	3,519	1,766	5,868	—	93,626
Watch	38,565	13,358	35,168	16,268	4,295	3,691	—	111,345
Special Mention	—	—	—	771	—	970	—	1,741
Substandard	—	152	14,220	12,411	578	2,787	—	30,148
Total	92,541	36,703	54,692	32,969	6,639	13,316	—	236,860
Current period gross writeoff	—	—	(107)	(420)	(77)	(24)	—	(628)

Commercial real estate - non-owner occupied
Pass	—	—	—	1,226	—	246	—	1,472
Watch	—	—	3,026	1,477	887	116	—	5,506
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,774	—	—	—	2,774
Total	—	—	3,026	5,477	887	362	—	9,752
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	1,481	1,565	638	815	242	299	—	5,040
Watch	5,094	8,660	7,607	2,185	350	278	—	24,174
Special Mention	—	—	312	89	—	12	—	413
Substandard	—	249	1,184	374	—	362	—	2,169
Total	6,575	10,474	9,741	3,463	592	951	—	31,796
Current period gross writeoff	—	(202)	(80)	(126)	—	(84)	—	(492)

Consumer
Pass	9,629	10,570	2,842	647	128	207	—	24,023
Watch	—	37	11	5	29	—	—	82
Special Mention	—	—	—	—	—	—	—	—
Substandard	60	22	4	—	2	—	—	88
Total	9,689	10,629	2,857	652	159	207	—	24,193
Current period gross writeoff	(71)	(158)	(96)	(19)	(1)	(2)	—	(347)

Lease financing receivables
Pass	37,445	35,637	15,347	2,641	—	—	—	91,070
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	339	190	—	—	—	—	—	529
Total	37,784	35,827	15,347	2,641	—	—	—	91,599
Current period gross writeoff	—	(52)	(169)	—	—	—	—	(221)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	16,026	3,725	271	460	171	—	1,001	21,654
Not Rated-with credit enhancement	40,774	595	—	—	—	—	—	41,369
Total	56,800	4,320	271	460	171	—	1,001	63,023
Current period gross writeoff-without credit enhancement	(2,085)	(4,418)	(404)	(234)	(149)	(14)	—	(7,304)
Current period gross writeoff-with credit enhancement	(99)	(6)	—	—	—	—	—	(105)
Total current period gross writeoff	(2,184)	(4,424)	(404)	(234)	(149)	(14)	—	(7,409)

Total portfolio loans receivable, gross	$239,403	$126,723	$108,704	$62,254	$12,148	$17,569	$1,001	$567,802
Total current period gross writeoff	$(2,255)	$(4,836)	$(1,066)	$(799)	$(236)	$(155)	$—	$(9,347)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2024, in addition to the gross writeoff by collateral type for the year ended December 31, 2024. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$18,008	$9,080	$12,687	$2,556	$—	$—	$42,331
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	18,008	9,080	12,687	2,556	—	—	42,331
Current period gross writeoff	—	—	—	—	—	—	—

Residential real estate
Pass	4,025	1,172	575	1,332	1,655	—	8,759
Watch	14,268	18,766	4,134	1,103	1,333	—	39,604
Special Mention	—	3,719	1,758	—	80	—	5,557

Substandard	—	—	7,129	50	217	—	7,396
Total	18,293	23,657	13,596	2,485	3,285	—	61,316
Current period gross writeoff	—	—	—	(252)	(45)	—	(297)

Residential real estate multifamily
Pass	1,039	293	256	78	—	—	1,666
Watch	—	—	—	—	26	—	26
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	1,039	293	256	78	26	—	1,692
Current period gross writeoff	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	26,160	3,897	3,468	1,180	9,112	—	43,817
Watch	25,137	51,350	28,462	5,904	3,342	—	114,195
Special Mention	—	4,553	1,736	—	2,207	—	8,496
Substandard	—	16,150	5,142	1,414	1,072	—	23,778
Total	51,297	75,950	38,808	8,498	15,733	—	190,286
Current period gross writeoff	—	(364)	(369)	(109)	(197)	—	(1,039)

Commercial real estate - non-owner occupied
Pass	36	—	1,254	—	343	—	1,633
Watch	1,215	4,111	1,841	1,117	136	—	8,420
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	2,796	—	—	—	2,796
Total	1,251	4,111	5,891	1,117	479	—	12,849
Current period gross writeoff	—	—	(221)	—	—	—	(221)

Commercial and industrial
Pass	3,588	336	529	322	463	—	5,238
Watch	23,559	9,134	2,945	442	606	—	36,686
Special Mention	—	—	217	—	32	—	249
Substandard	—	1,438	351	—	367	—	2,156
Total	27,147	10,908	4,042	764	1,468	—	44,329
Current period gross writeoff	—	(393)	(227)	(178)	(91)	—	(889)

Consumer
Pass	15,951	4,294	1,257	319	286	—	22,107
Watch	43	5	—	—	—	—	48
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	15,994	4,299	1,257	319	286	—	22,155
Current period gross writeoff	—	(65)	(31)	(19)	(19)	—	(134)

Lease financing receivables
Pass	43,279	22,456	4,338	—	80	—	70,153
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total	43,279	22,456	4,338	—	80	—	70,153
Current period gross writeoff	—	(293)	—	—	—	—	(293)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—
Watch	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Not Rated-without credit enhancement	16,193	1,540	1,109	389	—	—	19,231
Not Rated-with credit enhancement	891	—	—	—	—	—	891
Total	17,084	1,540	1,109	389	—	—	20,122
Current period gross writeoff	(3,801)	(4,683)	(927)	(385)	—	—	(9,796)

Total portfolio loans receivable, gross	$193,392	$152,294	$81,984	$16,206	$21,357	$—	$465,233
Total current period gross writeoff	$(3,801)	$(5,798)	$(1,775)	$(943)	$(352)	$—	$(12,669)
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
Modified Loans Held-for-Investment (Excluding Retained Strategic Program Loans)
During the three and nine months ended September 30, 2025 there were no new material loan modifications to loans held-for-investment, excluding Strategic Program loans which are discussed separately below. During the nine months ended September 30, 2025, there was a payment default of $0.2 million on a commercial real estate owner occupied loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. The remaining modified loans were current as of September 30, 2025.
There were no payment defaults during the three and nine months ended September 30, 2024 of modified loans that were modified during the previous twelve months. The following table presents the amortized cost basis as of September 30, 2024, the percentage of the loans modified to the total class of loans, and the financial effect of modified loans to troubled borrowers that were experiencing financial difficulty during the nine months ended September 30, 2024:

($ in thousands)	Principal Deferment (Months)	Amortized Cost at September 30, 2024	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$243	0.13%
Non-owner occupied	11 months	173	1.35%
Residential	11 months	156	0.26%
Total principal		$572
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $63.0 million and $20.1 million as of September 30, 2025 and December 31, 2024, respectively, consist primarily of personal loans to individuals. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (i) a delay in payment and extension of the loan term, or (ii) accrued interest forgiveness and interest rate and payment reductions. As of September 30, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.3 million. As of December 31, 2024, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $4.4 million. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of September 30, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	—	6,992	—	6,992
Commercial real estate:
Owner occupied	145	30,148	—	30,148
Non-owner occupied	—	2,773	—	2,773
Commercial and industrial	—	—	1,807	1,807
Consumer	28	—	28	28
Commercial leases	121	—	529	529
Total	$294	$39,913	$2,364	$42,277
The amount of collateral-dependent loans as of September 30, 2025 include $23.1 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2024		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	10	7,242	—	7,242
Commercial real estate:
Owner occupied	9	23,537	—	23,537
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,788	1,788
Commercial leases	36	—	360	360
Total	$55	$33,575	$2,148	$35,723
The amount of collateral-dependent loans as of December 31, 2024 include $18.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $250.6 million and $218.4 million at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,227	$3,689	$3,273	$4,231
Additions to servicing asset	608	—	1,363	—
Amortization of servicing asset	(207)	(724)	(793)	(1,792)
Change in valuation allowance	(507)	296	(722)	822
Balance at end of period	$3,121	$3,261	$3,121	$3,261

SBA servicing asset, fair value	$3,121	$3,261	$3,121	$3,261
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Balance at beginning of period	$(1,501)	$(1,625)	$(1,286)	$(2,151)
Impairment	(507)	—	(802)	—
Recovery	—	296	80	822
Balance at end of period	$(2,008)	$(1,329)	$(2,008)	$(1,329)
The fair market value of the SBA servicing asset as of September 30, 2025 and December 31, 2024, was $3.1 million and $3.3 million, respectively. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 19.6%, weighted average term of 3.38 years, and a weighted average discount rate of 12.5% at September 30, 2025.
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of September 30, 2025 and December 31, 2024, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.

As of September 30, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2025
Leverage ratio (CBLR election)	$149,204	17.2%	$78,136	9.0%
December 31, 2024
Leverage ratio (CBLR election)	$135,375	20.6%	$59,196	9.0%
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
Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of September 30, 2025 and December 31, 2024, the Bank’s available line of credit with the FHLB to borrow funds was $18.5 million and $25.0 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of September 30, 2025 and December 31, 2024, no amounts were outstanding under the line of credit. Loans totaling $30.9 million and $41.6 million were pledged to secure the FHLB line of credit as of September 30, 2025 and December 31, 2024, respectively.
Other Lines of Credit
At September 30, 2025 and December 31, 2024, the Bank had the ability to borrow $216.8 million and $239.2 million, respectively, in total from the Federal Reserve Bank (“FRB”) on a collateralized basis through the Discount Window and/or the borrower-in-custody (“BIC”) program. Loans totaling $251.9 million and $240.8 million and securities of $38.1 million and $42.6 million were pledged to secure these lines of credit with the FRB as of September 30, 2025 and December 31, 2024, respectively. In 2024, the Bank was accepted into the FRB’s borrower-in-custody program, which allows financial institutions to pledge loans that are not pledged to the FHLB as collateral for FRB’s Discount Window advances while retaining possession or control of the collateral. The Bank can borrow a maximum of $180.1 million and $198.8 million as of September 30, 2025 and December 31, 2024, respectively, under the BIC program utilizing the loans pledged to the FRB while under the Discount Window the Bank can borrow a maximum of $216.8 million and $239.2 million, respectively, utilizing both the aforementioned loans as well as the securities pledged to the FRB. In no instance can the Bank exceed outstanding borrowings of $216.8 million and $239.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company had no advances outstanding under either program as of September 30, 2025 and December 31, 2024.
Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at September 30, 2025 and December 31, 2024. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at September 30, 2025 and December 31, 2024. The Bank had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2025 and December 31, 2024.
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
At September 30, 2025 and December 31, 2024, financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
($ in thousands)	2025	2024
Revolving, open-end lines of credit	$2,994	$2,365
Undisbursed commercial real estate loans	28,553	23,200
Other unused commitments	1,583	830
Total unfunded loan commitments	$33,130	$26,395
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.6 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively.
Class Action Litigation
In July 2025, the Company notified approximately 600,000 individuals of an alleged data breach in which their personal data was exposed by a former employee following termination of their employment. Subsequently several class action lawsuits were filed, all of which have been consolidated into a single class action lawsuit in Utah federal court. The Company has disputed the claims and is vigorously defending the lawsuit. At the time of filing, the outcome of these matters and any possible related losses or damages are not estimable or probable.
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
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At September 30, 2025, 120,929 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At September 30, 2025, 2,189 shares under the 2016 Plan were available for future issuance.
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
Stock Options
The following summarizes stock option activity for the nine months ended September 30, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	905,182	$5.74	5.9	$9,266,286
Options exercised	(82,080)	$5.10		$1,199,268
Options forfeited	(2,852)	$8.78
Outstanding at September 30, 2025	820,250	$5.80	5.1	$11,149,596
Options vested and exercisable at September 30, 2025	765,333	$5.64	5.0	$10,526,716
During the three and nine months ended September 30, 2025 and 2024, the Company received de minimis proceeds from the exercise of stock options.
Restricted Stock
The following summarizes restricted stock activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	496,643	$10.09
Granted	327,363	$15.01
Vested	(146,538)	$10.34
Forfeited	—	$—
Unvested as of September 30, 2025	677,468	$12.41
The total fair value of restricted stock that vested during the nine months ended September 30, 2025 and 2024 was $2.1 million and $1.0 million, respectively.

Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized and income tax benefit for stock-based compensation related to restricted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Stock options	$14	$54	$93	$184
Restricted shares	1,116	712	2,399	1,151
Total	$1,130	$766	$2,492	$1,335

Income tax benefit related to restricted shares	$279	$173	$600	$279
As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $35.1 thousand and $5.7 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 0.7 years and 2.0 years, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2025 and 2024.

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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.5% discount for non-voting shares was applied to the valuation to arrive at fair value as of September 30, 2025 and December 31, 2024. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		September 30, 2025	December 31, 2024
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$27,761	$29,930
Investment in BFG	3	$8,600	$7,700
Derivative asset	2	$—	$509
Financial liabilities:
Derivative liability	2	$52	$—
The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$8,400	$8,000	$7,700	$4,200
Purchase of BFG ownership interest	—	—	—	4,125
Change in fair value of BFG	200	(100)	900	(425)
Ending balance	$8,600	$7,900	$8,600	$7,900
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Nonrecurring assets:
Individually evaluated loans	$42,277	$—	$—	$42,277
December 31, 2024
Nonrecurring assets:
Individually evaluated loans	$35,723	$—	$—	$35,723
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of September 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2025
Individually evaluated loans	$42,277	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2024
Individually evaluated loans	$35,723	Market comparable	Discount to appraisal value for estimated selling costs	11.40%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of September 30, 2025 and as of December 31, 2024 are shown in the following table:

($ in thousands)	September 30, 2025 Range (Weighted Average)	December 31, 2024 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	15.3%	15.3%
Expense growth rate	14.9%	14.9%
Discount rate	25.0%	27.5%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	4.3x to 5.3x	3.5x to 5.8x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	September 30, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$105,627	$105,627	$105,627	$—	$—
Investment securities available-for-sale	27,761	27,761	27,761	—	—
Investment securities held-to-maturity	10,617	9,632	—	9,632	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	533,549	564,626	—	—	564,626
Strategic Program loans held-for-sale	156,718	156,718	—	156,718	—
Accrued interest receivable	1,959	1,959	—	1,959	—
SBA servicing asset, net	3,121	3,121	—	3,121	—
Investment in BFG	8,600	8,600	—	—	8,600
Financial liabilities:
Total deposits	$682,310	$658,172	$—	$658,172	$—
Accrued interest payable	4,518	4,518	—	4,518	—
Derivative liability	52	52	—	52	—

	December 31, 2024
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,162	$109,162	$109,162	$—	$—
Investment securities available-for-sale	29,930	29,930	29,930	—	—
Investment securities held-to-maturity	12,565	11,057	—	11,057	—
Investment in FHLB stock	349	349	—	349	—
Loans held-for-investment, net	447,812	478,919	—	—	478,919
Strategic Program loans held-for-sale	91,588	91,588	—	91,588	—
Accrued interest receivable	3,566	3,566	—	3,566	—
SBA servicing asset, net	3,273	3,273	—	3,273	—
Investment in BFG	7,700	7,700	—	—	7,700
Derivative asset	509	509	—	509	—
Financial liabilities:
Total deposits	$544,952	$528,253	$—	$528,253	$—
Accrued interest payable	1,494	1,494	—	1,494	—
PPPLF	64	64	—	64	—
Note 10 – Income Taxes
For the three months ended September 30, 2025 and 2024, income tax expense was $1.5 million and $1.2 million, respectively, resulting in an effective income tax rate of 23.7% and 25.1%, respectively. For the nine months ended September 30, 2025 and 2024, income tax expense was $4.1 million and $3.3 million, respectively, resulting in an effective income tax rate of 25.2% and 25.2%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three and nine months ended September 30, 2025 due primarily to state income tax expense and higher estimated disallowed compensation estimates.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following September 30, 2025, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the notional amount, location, and fair value of the Company’s derivative financial instruments on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

Derivative Liabilities
	As of September 30, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$52
Total			$52

Derivative Assets
	As of December 31, 2024
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$509
Total			$509
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025
	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$64	Interest on deposits	$115
Total	$64		$115

	Nine Months Ended September 30, 2025
	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(162)	Interest on deposits	$340
Total	$(162)		$340
Effect of Cash Flow Hedge Accounting on the Statement of Income for the Three and Nine Months Ended September 30, 2025
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships
Location of gain recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$115	$340

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain reclassified from accumulated OCI into income	$115	$340
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of September 30, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Liabilities:
Interest rate swaps	$52	$—	$52	$—	$—	$52

As of December 31, 2024				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$509	$—	$509	$—	$—	$509

Note 12 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of September 30, 2025 and December 31, 2024. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.3 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table represents a summary of related party transactions with BFG for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
SBA 7(a) loans sourced from BFG	$22,785	$18,808	$70,527	$42,749
Commission fees paid to BFG	$911	$741	$2,821	$1,699
Distributions received from BFG(1)	$440	$150	$1,200	$530
(1) Recorded in the consolidated statements of income in other miscellaneous income
Note 13 – Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per share as the restricted stock awards are deemed to be participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$4,891	$3,454	$12,176	$9,949
Amounts allocated to participating common shareholders(1)	(239)	(143)	(514)	(267)
Net income allocated to common shareholders	$4,652	$3,311	$11,662	$9,682
Denominator:
Weighted average shares outstanding, basic	12,859,264	12,658,557	12,786,167	12,596,496
Weighted average effect of dilutive securities:
Stock options	584,767	472,132	581,129	458,391
Warrants	171,323	127,146	162,707	112,428
Weighted average shares outstanding, diluted	13,615,354	13,257,835	13,530,003	13,167,315
Earnings per share, basic	$0.36	$0.26	$0.91	$0.77
Earnings per share, diluted	$0.34	$0.25	$0.86	$0.74

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	658	64,686	—	91,629
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees.

Note 14 – Accumulated Other Comprehensive Income
The following tables present changes to accumulated other comprehensive income by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at June 30, 2025	$80	$(78)	$2
Other comprehensive income before reclassifications and income tax	117	64	181
Amounts reclassified from accumulated other comprehensive income	—	(115)	(115)
Income tax (expense) benefit	(29)	13	(16)
Total other comprehensive income (loss), net of tax	88	(38)	50
Balance at September 30, 2025	$168	$(116)	$52

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	322	(162)	160
Amounts reclassified from accumulated other comprehensive income	—	(340)	(340)
Income tax (expense) benefit	(81)	126	45
Total other comprehensive income (loss), net of tax	241	(376)	(135)
Balance at September 30, 2025	$168	$(116)	$52

	Available-for-Sale Securities	Accumulated OCI
Balance at June 30, 2024	$—	$—
Other comprehensive income before reclassifications and income tax	451	451
Amounts reclassified from accumulated other comprehensive income	—	—
Income tax expense	(109)	(109)
Total other comprehensive income, net of tax	342	342
Balance at September 30, 2024	$342	$342

	Available-for-Sale Securities	Accumulated OCI
Balance at December 31, 2023	$—	$—
Other comprehensive income before reclassifications and income tax	451	451
Amounts reclassified from accumulated other comprehensive income	—	—
Income tax expense	(109)	(109)
Total other comprehensive income, net of tax	342	342
Balance at September 30, 2024	$342	$342

Note 15 – Segments
As the Company experienced significant growth in size and complexity, management reassessed its approach to analyzing revenues, financial performance, and business activities. To align with the internal financial reporting with the organizational structure and how the CODM manages the business, evaluates performance, and allocates resources, the Company completed a technology project to capture financial information by segment. The CODM currently reviews the revenues and financial results for three operating and reportable segments: traditional banking, banking as a service (“BaaS”), and treasury and administration. Considering management’s needs due to the increased volume and complexity of its business, management implemented new processes and utilized system capabilities to capture accounting information by cost centers. The cost centers are subsequently mapped to the established business segments and reports reflecting the new structure and processes were finalized and provided to the CODM during the third quarter of 2025. Due to the fact that financial data was not previously recorded by cost center, it is not practicable to present segment financial information for comparative prior periods.
The Company’s traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah MSA. The Company’s BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, interest charged to the traditional banking and BaaS segments on funding provided to those businesses, and other items not specific to the traditional banking or BaaS segments.
The accounting policies applicable to our segments are consistent with those described in the notes to consolidated financial statements included in the 2024 Form 10-K. Intersegment interest and expense transactions are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment transactions. The Company has implemented a transfer pricing process that credits or charges the traditional banking and BaaS segments with intrabank interest income or expense, with the treasury and administration segment as the offset for those entries.
The CODM evaluates performance and allocates resources for each of the Company’s reportable segments based on segment income or loss before other allocated operating expenses and net income. The CODM uses income or loss before other allocated operating expenses to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis using the income before other allocated operating expenses when making decisions about allocating capital and personnel to the segments.
The Company’s CODM is the chief executive officer and its president.
In the segment reporting below, a non-GAAP subtotal is shown captioned “Income before other operating expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (dollars in thousands):

	At and for the Three Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$8,638	$13,901	$4,837	$(3,410)	$23,966
Interest expense	3,655	757	4,357	(3,410)	5,359
Net interest income	4,983	13,144	480	—	18,607
Non-interest income	3,466	14,560	647	—	18,673
Non-interest expense:
Salaries and benefits	1,112	1,220	197	—	2,529
Other non-interest expense	1,632	2,885	94	—	4,611
Provision for credit losses	1,412	11,387	—	—	12,799
Income before other operating expense allocation	4,293	12,212	836	—	17,341
Other operating expense allocations	3,211	7,719	—	—	10,930
Income before taxes	1,082	4,493	836	—	6,411
Income tax expense	276	1,066	178	—	1,520
Net income	$806	$3,427	$658	$—	$4,891

September 30, 2025
Other segment disclosures:
Total assets	$484,671	$211,990	$203,268	$—	$899,929

	For the Nine Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$25,130	$33,058	$13,635	$(9,580)	$62,243
Interest expense	10,574	1,727	11,908	(9,580)	14,629
Net interest income	14,556	31,331	1,727	—	47,614
Non-interest income	8,477	26,646	2,117	—	37,240
Non-interest expense:
Salaries and benefits	3,043	3,633	604	—	7,280
Other non-interest expense	4,076	4,741	267	—	9,084
Provision for credit losses	3,159	17,702	—	—	20,861
Income before other operating expense allocation	12,755	31,901	2,973	—	47,629
Other operating expense allocations	11,477	19,879	—	—	31,356
Income before taxes	1,278	12,022	2,973	—	16,273
Income tax expense	322	3,026	749	—	4,097
Net income	$956	$8,996	$2,224	$—	$12,176
(1) Interest income and expense are allocated to segments based on their respective funding requirements using an internal transfer pricing methodology. The treasury and administration segment earns interest income from providing funds to the traditional banking and BaaS segments, which in turn incur corresponding interest expense. These internal interest flows are eliminated at the consolidated level through the intersegment/eliminations column.

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
There have been no material changes during the nine months ended September 30, 2025 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.
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
Change in Reportable Segments

Historically, we managed our business on the basis of one operating and reportable segment. During the third quarter of 2025, we revised our reportable segments to reflect a change in the manner in which the business is managed. Based on significant operational growth and how our chief operating decision maker (“CODM”) reviews operating results and makes decisions about resource allocation, we now have three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. It is not practicable to provide prior period reportable segment results as segregating the data in a meaningful way would require unreasonable effort due to limitations in historical records.
The traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah MSA. The BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, and other items not specific to the traditional banking or BaaS segments.
Executive Summary
This executive summary provides certain 2025 and 2024 consolidated financial highlights from the discussion and analysis that follows:
•For the three months ended September 30, 2025, originations increased to $1.8 billion from $1.4 billion when compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, originations increased to $4.5 billion from $3.7 billion when compared to the nine months ended September 30, 2024. New strategic programs and organic growth through certain established strategic programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 9.01% for the three months ended September 30, 2025, compared to 9.70% for the three months ended September 30, 2024. NIM was 8.37% for the nine months ended September 30, 2025, compared to 10.05% for the nine months ended September 30, 2024. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities.
•We generated $4.9 million and $3.5 million of net income for the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $9.9 million of net income for the nine months ended September 30, 2025 and 2024, respectively. Net income increased as we benefited from the past investment in expansion of our product offerings.
•Total assets increased by $154.0 million to $899.9 million as of September 30, 2025 compared to December 31, 2024, principally in loans held-for-sale and loans held-for-investment. We believe our strong capital levels support our current and planned growth strategy.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Interest income	$23,966	$18,924	26.6%	$62,243	$54,991	13.2%
Interest expense	(5,359)	(4,161)	28.8%	(14,629)	(11,607)	26.0%
Net interest income	18,607	14,763	26.0%	47,614	43,384	9.8%
Provision for credit losses	(12,799)	(2,157)	493.4%	(20,861)	(7,696)	171.1%
Non-interest income	18,052	6,054	198.2%	36,199	16,882	114.4%
Non-interest expense	(17,449)	(14,049)	24.2%	(46,679)	(39,272)	18.9%
Provision for income taxes	(1,520)	(1,157)	31.4%	(4,097)	(3,349)	22.3%
Net income	$4,891	$3,454	41.6%	$12,176	$9,949	22.4%
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
Net interest income increased for the three months ended September 30, 2025, compared to the same period in 2024 primarily due to an increase in the Bank’s credit enhanced balances in the held-for-investment portfolio of $40.7 million and increased average balances in the Strategic Program loans held-for-sale portfolio of $62.2 million and was offset in part by growth in the brokered CD portfolio used to fund the loan portfolio growth.
Net interest income increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to an increase in average interest-earning assets of $183.4 million, partially offset by lower yields on interest-earning assets, and an increase in the average interest-bearing liabilities of $150.9 million mainly attributable to the increase in brokered deposits used to fund our loan growth.
NIM decreased to 9.01% for the three months ended September 30, 2025 from 9.70% for the three months ended September 30, 2024 and decreased to 8.37% for the nine months ended September 30, 2025 from 10.05% for the nine months ended September 30, 2024 primarily attributable to the Company’s strategy to reduce the average credit risk in the loan portfolio by increasing its investment in higher quality but lower yielding loans which was offset by the growth in the credit enhanced portfolio of $40.7 million.
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

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$97,404	$1,074	4.37%	$78,967	$1,036	5.22%
Investment securities	39,497	360	3.61%	33,615	298	3.53%
Loans held-for-sale	132,314	6,219	18.65%	70,123	4,913	27.87%
Loans held-for-investment[1]	550,534	16,313	11.76%	422,820	12,677	11.93%
Total interest-earning assets	819,749	23,966	11.60%	605,525	18,924	12.43%
Noninterest-earning assets	65,084			56,290
Total assets	$884,833			$661,815
Interest-bearing liabilities:
Demand	$69,941	$630	3.57%	$55,562	$547	3.92%
Savings	12,271	54	1.75%	9,538	18	0.76%
Money market accounts	24,629	237	3.82%	13,590	127	3.72%
Certificates of deposit	417,059	4,438	4.22%	262,537	3,469	5.26%
Total deposits	523,900	5,359	4.06%	341,227	4,161	4.85%
Other borrowings	—	—	—%	112	—	0.35%
Total interest-bearing liabilities	523,900	5,359	4.06%	341,339	4,161	4.85%
Noninterest-bearing deposits	140,499			127,561
Noninterest-bearing liabilities	36,552			25,536
Shareholders’ equity	183,882			167,379
Total liabilities and shareholders’ equity	$884,833			$661,815
Net interest income and interest rate spread[2]		$18,607	7.54%		$14,763	7.58%
Net interest margin[3]			9.01%			9.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			156.47%			177.40%

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$90,422	$2,932	4.34%	$98,741	$3,989	5.40%
Investment securities	41,233	1,140	3.70%	21,144	496	3.13%
Loans held-for-sale	110,635	16,119	19.48%	55,946	12,659	30.22%
Loans held for investment	517,961	42,052	10.85%	400,983	37,847	12.61%
Total interest-earning assets	760,251	62,243	10.95%	576,814	54,991	12.73%
Noninterest-earning assets	58,865			48,534
Total assets	$819,116			$625,348
Interest-bearing liabilities:
Demand	$70,390	$1,879	3.57%	$59,993	$1,491	3.32%
Savings	10,519	76	0.97%	9,702	56	0.78%
Money market accounts	20,169	571	3.78%	11,128	305	3.66%
Certificates of deposit	381,912	12,103	4.24%	251,127	9,755	5.19%
Total deposits	482,990	14,629	4.05%	331,950	11,607	4.67%
Other borrowings	17	—	0.05%	142	—	0.35%
Total interest-bearing liabilities	483,007	14,629	4.05%	332,092	11,607	4.67%
Noninterest-bearing deposits	124,286			103,669
Noninterest-bearing liabilities	32,743			26,265
Shareholders’ equity	179,080			163,322
Total liabilities and shareholders’ equity	$819,116			$625,348
Net interest income and interest rate spread		$47,614	6.90%		$43,384	8.06%
Net interest margin			8.37%			10.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			157.40%			173.69%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(85)	$123	$38	$(740)	$(317)	$(1,057)
Investment securities	8	54	62	102	542	644
Loans held-for-sale	(778)	2,083	1,305	(1,978)	5,438	3,460
Loans held-for-investment	(182)	3,819	3,637	(3,829)	8,034	4,205
Total interest income	(1,037)	6,079	5,042	(6,445)	13,697	7,252
Interest expense:
Demand	(43)	125	82	118	270	388
Savings	30	6	36	15	5	20
Money market accounts	4	106	110	10	256	266
Certificates of deposit	(487)	1,457	970	(1,273)	3,621	2,348
Total interest-bearing liabilities	(496)	1,694	1,198	(1,130)	4,152	3,022
Change in net interest income	$(541)	$4,385	$3,844	$(5,315)	$9,545	$4,230
Provision for Credit Losses
The increase in our provision for credit losses for the three and nine months ended September 30, 2025, compared to the same periods in 2024, resulted primarily from growth of the credit enhanced loan portfolio as well as higher net charge-offs.
Non-interest Income
The following tables present the major categories of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$6,180	$4,862	$1,318	27.1%
Gain on sale of loans	1,854	393	1,461	372.1%
SBA loan servicing fees, net	(242)	87	(329)	(379.7%)
Change in fair value on investment in BFG	200	(100)	300	300.0%
Credit enhancement income	8,762	47	8,715	18,585.0%
Other miscellaneous income	1,298	765	533	69.7%
Total non-interest income	$18,052	$6,054	$11,998	198.2%
The increase in total non-interest income for the three months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher credit enhanced loan balances. Credit enhancement income mirrors the provision for credit losses on credit enhanced loans and increased principally due to the higher credit enhanced loan balances outstanding at September 30, 2025. The higher Strategic Program fees resulted from increased originations. The gain on sale of loans increased as FinWise increased its sales of the guaranteed portion of SBA 7(a) loan balances to capitalize on favorable market conditions. Other miscellaneous income increased primarily from an increase in dividends received from BFG of $0.3 million as well as an increase in operating lease rental income of $0.3 million. Offsetting these non-interest income increases in part was a decrease in SBA loan servicing fees, net, due to an increase in the provision for SBA servicing losses due to a change in assumptions used in valuing the SBA servicing asset.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$16,546	$12,862	$3,684	28.6%
Gain on sale of loans	4,183	1,164	3,019	259.4%
SBA loan servicing fees, net	(160)	957	(1,117)	(116.7%)
Change in fair value on investment in BFG	900	(425)	1,325	311.8%
Credit enhancement income	11,122	86	11,036	12,839.8%
Other miscellaneous income	3,608	2,238	1,370	61.2%
Total non-interest income	$36,199	$16,882	$19,317	114.4%
The increase in total non-interest income for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher credit enhanced loan balances, which generated greater credit enhancement income. Additionally, the increased sales of the guaranteed portions of SBA 7(a) loans led to an increase in gains on loan sales, while higher originations resulted in increased Strategic Program fees. Other miscellaneous income also increased, largely because of an increase in operating lease rental income of $0.8 million and an increase in dividends received from BFG of $0.7 million. Offsetting these non-interest income increases in part was a decrease in SBA loan servicing fees, net, due to an increase in the provision for SBA servicing losses due to a change in assumptions used in valuing the SBA servicing asset.
Non-interest Expense
The following tables present the major categories of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$10,814	$9,659	$1,155	12.0%
Professional services	876	1,331	(455)	(34.2%)
Occupancy and equipment expenses	456	544	(88)	(16.2%)
Credit enhancement servicing expense	248	—	248	66,842.8%
Credit enhancement guarantee expense	1,720	3	1,717	66,111.7%
Other operating expenses	3,335	2,512	823	32.8%
Total non-interest expense	$17,449	$14,049	$3,400	24.2%
The increase in total non-interest expense for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in credit enhancement guarantee expense related to growth in credit enhanced loans, salaries and employee benefits mainly from the amortization of deferred compensation awards incurred to retain and motivate our employees, and increases in other operating expenses due to greater servicing costs linked to the balance sheet programs of $0.2 million, operating lease depreciation of $0.2 million, elevated FDIC assessments of $0.2 million reflecting our increased deposit balances, data processing services of $0.2 million and expenditures on computer software of $0.1 million.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$31,131	$25,830	$5,301	20.5%
Professional services	2,732	4,180	(1,448)	(34.6%)
Occupancy and equipment expenses	1,443	1,644	(201)	(12.2%)
Credit enhancement servicing expense	260	—	260	70,099.6%
Credit enhancement guarantee expense	1,809	3	1,806	69,538.6%
Other operating expenses	9,304	7,615	1,689	22.2%
Total non-interest expense	$46,679	$39,272	$7,407	18.9%
The increase in total non-interest expense for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in salaries and employee benefits mainly from the amortization of deferred compensation awards incurred to retain and motivate our employees and credit enhancement guarantee expense related to growth in credit enhanced loans. The increases in other operating expenses were primarily due to expenditures on computer software of $1.3 million and operating lease depreciation of $0.6 million. Partially offsetting these non-interest expense increases was a decrease in professional services primarily resulting from a reduction in contract services of $1.2 million connected to the development of various programs that launched during 2025.
Provision for Income Taxes
Our provision for income taxes for the three and nine months ended September 30, 2025 and 2024 resulted in an effective income tax rate of 23.7%, 25.1%, 25.2% and 25.2%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three and nine months ended September 30, 2025 principally due to state taxes and an increase in permanent differences particularly due to non-deductible compensation under Section 162(m) of the Internal Revenue Code as well as changes in deferred tax assets and liabilities related to restricted stock, increased allowances for loan losses, accrued bonuses, and qualified tax leases.
Net Income
The changes in net income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were primarily the result of the factors discussed in the foregoing sections.

Segment Results
As further described in Note 15, Segments, in Part I, Item 1 of this Report, during the third quarter of 2025, we implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by our chief operating decision maker (“CODM”) to review our financial performance and determine how to allocate resources. Our operations are comprised of three reportable segments: traditional banking, banking as a service and treasury and administration.
The traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah MSA. The BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, interest charged to the traditional banking and BaaS segments on funding provided to those businesses, and other items not specific to the traditional banking or BaaS segments.
For periods prior to July 1, 2025, our operations were managed and reported as a single segment, and historical financial data by segment was not maintained. Accordingly, it is not practicable to present segment information for prior periods. In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income before other operating expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (dollars in thousands):

	At and for the Three Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$8,638	$13,901	$4,837	$(3,410)	$23,966
Interest expense	3,655	757	4,357	(3,410)	5,359
Net interest income	4,983	13,144	480	—	18,607
Non-interest income	3,466	14,560	647	—	18,673
Non-interest expense:
Salaries and benefits	1,112	1,220	197	—	2,529
Other non-interest expense	1,632	2,885	94	—	4,611
Provision for credit losses	1,412	11,387	—	—	12,799
Income before other operating expense allocation	4,293	12,212	836	—	17,341
Other operating expense allocations	3,211	7,719	—	—	10,930
Income before taxes	1,082	4,493	836	—	6,411
Income tax expense	276	1,066	178	—	1,520
Net income	$806	$3,427	$658	$—	$4,891

September 30, 2025
Other segment disclosures:
Total assets	$484,671	$211,990	$203,268	$—	$899,929

	For the Nine Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$25,130	$33,058	$13,635	$(9,580)	$62,243
Interest expense	10,574	1,727	11,908	(9,580)	14,629
Net interest income	14,556	31,331	1,727	—	47,614
Non-interest income	8,477	26,646	2,117	—	37,240
Non-interest expense:
Salaries and benefits	3,043	3,633	604	—	7,280
Other non-interest expense	4,076	4,741	267	—	9,084
Provision for credit losses	3,159	17,702	—	—	20,861
Income before other operating expense allocation	12,755	31,901	2,973	—	47,629
Other operating expense allocations	11,477	19,879	—	—	31,356
Income before taxes	1,278	12,022	2,973	—	16,273
Income tax expense	322	3,026	749	—	4,097
Net income	$956	$8,996	$2,224	$—	$12,176

(1) Interest income and expense are allocated to segments based on their respective funding requirements using an internal transfer pricing methodology. The treasury and administration segment earns interest income from providing funds to the traditional banking and BaaS segments, which in turn incur corresponding interest expense. These internal interest flows are eliminated at the consolidated level through the intersegment/eliminations column.
The BaaS segment’s strong performance for the three and nine months ended September 30, 2025 underscores the success of our Strategic Program initiatives, while traditional banking continues to provide a stable foundation. Treasury and administration remains focused on optimizing liquidity and supporting the funding needs of our other operating segments.
Looking ahead, we expect continued growth in BaaS as we expand our fintech partnerships and product offerings. Traditional banking performance will be influenced by interest rate trends and treasury and administration will remain focused on optimizing liquidity and supporting business growth. We continue to monitor regulatory developments and market conditions that may impact segment performance.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	As of		Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Interest-bearing deposits in other banks	$95,265	$99,562	$(4,297)	(4.3)%
Investment securities available-for-sale, at fair value	27,761	29,930	(2,169)	(7.2)%
Investment securities held-to-maturity, net	10,617	12,565	(1,948)	(15.5)%
Strategic Program loans held-for-sale, at lower of cost or fair value	156,718	91,588	65,130	71.1%
Loans held-for-investment, net	533,549	447,812	85,737	19.1%
Total assets	899,929	745,976	153,953	20.6%
Deposits	682,310	544,952	137,358	25.2%
Total liabilities	712,164	572,256	139,908	24.4%
Total shareholders' equity	187,765	173,720	14,045	8.1%
Total equity to total assets	20.9%	23.3%		(2.4)%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2024 to September 30, 2025, was primarily due to normal operating activities. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.
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

The following table summarizes the weighted-average yields of our investment securities at September 30, 2025. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.32%	4.18%	—%	—%	4.19%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.31%	1.33%	1.81%	1.83%
Collateralized mortgage obligations	—%	3.15%	—%	2.79%	2.83%
Total	4.32%	4.13%	1.33%	2.39%	3.67%
There were no sales or transfers of investment securities between classifications during the nine months ended September 30, 2025 and 2024.
At September 30, 2025, we had a total of sixteen securities in an unrealized loss position, consisting of seven collateralized mortgage obligations and nine mortgage-backed securities. At December 31, 2024, we had a total of twenty-two securities in an unrealized loss position, consisting of four U.S. Treasuries, eight collateralized mortgage obligations and ten mortgage-backed securities.
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
Our Strategic Program loans held-for-sale increased $65.1 million as of September 30, 2025 compared to December 31, 2024, primarily as a result of greater hold periods for new originations for certain programs.

Loans Held-for-Investment Portfolio
The following table summarizes our gross loan portfolio held-for-investment by loan program as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
SBA(1)	$240,060	42.2%	$255,056	54.8%
Commercial leases	90,413	15.8%	70,153	15.1%
Commercial, non-real estate	4,827	0.9%	3,691	0.8%
Residential real estate	60,503	10.7%	51,574	11.1%
Strategic Program loans:
Strategic Program loans - with credit enhancement	41,369	7.3%	891	0.2%
Strategic Program loans - without credit enhancement	21,654	3.8%	19,231	4.1%
Commercial real estate:
Owner occupied	83,302	14.7%	41,046	8.8%
Non-owner occupied	1,424	0.3%	1,379	0.3%
Consumer	24,250	4.3%	22,212	4.8%
Total loans held-for-investment, gross	$567,802	100.0%	$465,233	100.0%
(1)SBA loans as of September 30, 2025 and December 31, 2024 include $132.2 million and $158.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of September 30, 2025 and December 31, 2024, we had total SBA 7(a) loans of $240.1 million and $255.1 million, respectively, representing 42.3% and 54.8% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion; however, beginning in 2020, we made the decision to drive interest income by retaining a larger amount of the guaranteed portion of these loans. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held-for-investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue. During the third quarter of 2024 and considering the wider spreads on sale of SBA loans available, FinWise resumed selling limited amounts of SBA loans.
Commercial leases
As of September 30, 2025 and December 31, 2024, we had total commercial leases of $90.4 million and $70.2 million, respectively, representing 15.9% and 15.1% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of September 30, 2025 and December 31, 2024, we had total commercial non-real estate loans of $4.8 million and $3.7 million, respectively, representing 0.9% and 0.8% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of September 30, 2025 and December 31, 2024, we had total residential real estate loans of $60.5 million and $51.6 million, respectively, representing 10.7% and 11.1% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our consolidated balance sheets for investment.
Strategic Program loans
Through our Strategic Program service providers, we issue unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of September 30, 2025 and December 31, 2024, we had total Strategic Program loans held-for-investment of $63.0 million and $20.1 million, respectively, representing 11.1% and 4.3% of our total loans held-for-

investment, respectively. Credit enhanced loans, where the Strategic Program sponsoring fintech company retains the credit risk, totaled $41.4 million as of September 30, 2025 and $0.9 million as of December 31, 2024. Loans originated through the Strategic Program are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from the borrower’s personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of September 30, 2025 and December 31, 2024, we had total commercial real estate loans of $84.7 million and $42.4 million, respectively, representing 14.9% and 9.1% of our total loans held-for-investment, respectively. Of these amounts, $83.3 million and $41.0 million represented owner occupied properties as of September 30, 2025 and December 31, 2024, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of September 30, 2025 and December 31, 2024, we had total consumer loans of $24.3 million and $22.2 million, respectively, representing 4.3% and 4.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of September 30, 2025:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$396	$1,585	$3,227	$1,575	$6,783
Commercial leases	25,391	64,019	1,003	—	90,413
Commercial, non-real estate	2,010	2,417	371	—	4,798
Residential real estate	7,095	5,614	—	—	12,709
Strategic Program loans	47,732	14,096	1,133	22	62,983
Commercial real estate
Owner occupied	2,050	4,327	—	—	6,377
Non-owner occupied	153	432	795	44	1,424
Consumer	6,535	15,936	1,779	—	24,250
Subtotal fixed rate loans	91,362	108,426	8,308	1,641	209,737

Variable rate loans:
SBA	20,366	71,814	95,345	45,752	233,277
Commercial leases	—	—	—	—	—
Commercial, non-real estate	29	—	—	—	29
Residential real estate	42,986	3,003	1,805	—	47,794
Strategic Program loans	5	12	23	—	40
Commercial real estate
Owner occupied	7,935	31,271	34,824	2,895	76,925
Non-owner occupied	—	—	—	—	—
Consumer	—	—	—	—	—
Subtotal variable rate loans	71,321	106,100	131,997	48,647	358,065
Total	$162,683	$214,526	$140,305	$50,288	$567,802
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
We had a total of $42.8 million in nonperforming assets, which included $0.5 million in material loan modifications at September 30, 2025. The amount of nonperforming assets as of September 30, 2025 includes $23.3 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $36.5 million in nonperforming assets which included $0.8 million in material loan modifications at December 31, 2024. The amount of nonperforming assets as of December 31, 2024 includes $19.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets from year-end was primarily attributable to an increase in the SBA 7(a) loan portfolio being classified as nonaccrual mainly due to the negative impact of sustained elevated interest rates on the Company’s small business borrowers. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default has become and continues to be elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications consistent with modification program terms previously approved by FinWise but without prior FinWise consent on the specific loans in order to react to immediately to borrower contact and optimize collections. As of September 30, 2025 the balance of outstanding loan modifications was approximately $0.3 million.
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

The following tables present a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$16,247	$13,127	$13,176	$12,888
Provision for credit losses	12,658	1,944	20,761	7,482
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	(33)	(27)	(250)	(91)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	(258)	(103)	(628)	(628)
Non-owner occupied	—	(221)	—	(221)
Commercial and industrial	(409)	(96)	(492)	(334)
Consumer	(119)	(15)	(347)	(74)
Lease financing receivables	(52)	(113)	(221)	(293)
Strategic Program loans	(2,746)	(2,360)	(7,409)	(7,268)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	3	3	9	59
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	90	219	125	222
Non-owner occupied	—	—	—	—
Commercial and industrial	1	2	15	17
Consumer	3	4	13	5
Lease financing receivables	52	8	26	15
Strategic Program loans	341	289	1,000	882
Ending balance	$25,778	$12,661	$25,778	$12,661
The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of September 30, 2025 and December 31, 2024. The ACL related to Strategic Programs constitutes 68.3% and 47.8% of the total ACL while comprising 11.1% and 4.3%, respectively, of total loans held-for-investment as of September 30, 2025 and December 31, 2024, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$1,067	9.0%	$374	9.1%
Residential real estate	722	10.0%	788	13.2%
Residential real estate multifamily	56	0.5%	38	0.4%
Commercial real estate
Owner occupied	3,290	41.7%	2,834	40.9%
Non-owner occupied	86	1.7%	113	2.8%
Commercial and industrial	475	5.6%	700	9.5%
Consumer	784	4.3%	638	4.8%
Lease financing receivables	1,703	16.1%	1,387	15.0%
Strategic Program loans:
Strategic Program loans - with credit enhancement	11,214	7.3%	111	0.2%
Strategic Program loans - without credit enhancement	6,381	3.8%	6,193	4.1%
Total	$25,778	100.0%	$13,176	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of September 30, 2025:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	1.3%	12.4%	10.3%
Residential real estate multifamily	1.9%	—%	—%
Commercial real estate
Owner occupied	1.4%	12.7%	10.9%
Non-owner occupied	0.9%	28.4%	3.1%
Commercial and industrial	1.5%	5.7%	26.3%
Consumer	3.2%	0.1%	2811.8%
Lease financing receivables	1.9%	0.6%	322.1%
Strategic Program loans	27.9%	—%	—%
Total	4.5%	7.4%	61.0%

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
When comparing September 30, 2025 to December 31, 2024, the increase in ACL to total loans held-for-investment was primarily due to the growth in the credit enhanced loans included in the Strategic Program loans held-for-investment. The decrease in nonaccrual loans to total loans held-for-investment as shown above was primarily due to the growth in the loans held-for-investment portfolio. The increase in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the credit enhanced loans included in the Strategic Program loans held-for-investment offset in part by the increase in nonaccrual loans, concentrated in the SBA product.
The following tables summarize net charge-offs (“NCO”), average loans and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$47,504	—%	$—	$29,027	—%
Residential real estate	30	57,171	0.2%	24	58,504	0.2%
Residential real estate multifamily	—	2,199	—%	—	1,318	—%
Commercial real estate
Owner occupied	168	227,068	0.3%	(116)	189,657	(0.2)%
Non-owner occupied	—	11,144	—%	221	18,610	4.7%
Commercial and industrial	408	34,227	4.7%	94	29,734	1.3%
Consumer	116	23,870	1.9%	11	17,128	0.3%
Lease financing receivables	—	89,418	—%	105	60,284	0.7%
Strategic Program loans	2,405	57,933	16.5%	2,071	18,559	44.4%
Total	$3,127	$550,534	2.3%	$2,410	$422,821	2.3%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$43,861	—%	$—	$29,417	—%
Residential real estate	241	55,282	0.6%	32	55,348	0.1%
Residential real estate multifamily	—	1,775	—%	—	1,084	—%
Commercial real estate
Owner occupied	503	198,967	0.3%	406	188,512	0.3%
Non-owner occupied	—	11,686	—%	221	16,884	1.7%
Commercial and industrial	477	41,720	1.5%	317	25,274	1.7%
Consumer	334	21,866	2.0%	69	14,993	0.6%
Lease financing receivables	195	76,344	0.3%	278	52,101	0.7%
Strategic Program loans	6,409	66,460	12.9%	6,386	18,112	47.1%
Total	$8,159	$517,961	2.1%	$7,709	$401,725	2.6%
The total ratio of annualized NCO to average loans outstanding remained consistent during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a higher growth rate in the quarterly average balances of Strategic Program loans related to the credit enhanced program when compared to the growth rate of net charge-offs in that program.
The total ratio of annualized NCO to average loans outstanding was lower during the nine months ended September 30, 2025, as compared to the same prior year period due to a higher growth rate in the quarterly average balances of the total loan portfolio when compared to the growth rate of net charge-offs.
Total Assets
Total assets at September 30, 2025 were $899.9 million, an increase of $154.0 million from December 31, 2024. The increase in total assets was primarily due to continued growth in our loans held-for-investment, net, and loans held-for-sale portfolios of $85.7 million and $65.1 million, respectively, and an increase in our credit enhancement asset of $11.1 million, partially offset by a decrease of $4.3 million in interest-bearing cash deposits.
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

The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	September 30, 2025		December 31, 2024
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$130,601	19.2%	$126,782	23.3%
Interest-bearing deposits:
Demand	89,443	13.1%	71,403	13.1%
Savings	11,495	1.7%	9,287	1.7%
Money markets	22,634	3.3%	16,709	3.0%
Time certificates of deposit	428,137	62.7%	320,771	58.9%
Total period end deposits	$682,310	100.0%	$544,952	100.0%
The increase in total deposits as of September 30, 2025 compared to December 31, 2024 of $137.4 million was driven primarily by increases in brokered time deposits of $105.0 million, which were added to fund loan growth and increase balance sheet liquidity. Deposits are used to fund our lending programs.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $182.0 million and $183.2 million as of September 30, 2025 and December 31, 2024, respectively. Estimated uninsured deposits at the Bank as of September 30, 2025 include $62.1 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $44.6 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at September 30, 2025 is as follows:

	September 30, 2025
($ in thousands)	Three Months or Less	More than Three Months to Six Months	More than Six Months to Twelve Months	More than Twelve Months	Total
Time deposits, uninsured	$60	$—	$390	$1,450	$1,900
Total Liabilities
Total liabilities increased to $712.2 million, or 24.4%, as of September 30, 2025 from $572.3 million as of December 31, 2024 primarily due to an increase in deposits as discussed above.
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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At September 30, 2025, we had the ability to access $216.8 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with two correspondent banks to borrow up to $6.1 million in overnight funds. We also maintain a $18.5 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of September 30, 2025.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2025, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $105.6 million and constituted 11.7% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $14.0 million to $187.8 million at September 30, 2025 compared to $173.7 million at December 31, 2024, primarily due to earnings of $12.2 million reported for the period.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 20.9% and 23.3% as of September 30, 2025 and December 31, 2024, respectively.
Our return on average equity was 10.6% and 8.3% for the three months ended September 30, 2025 and 2024, respectively, and 9.1% and 8.1% for the nine months ended September 30, 2025 and 2024, respectively. Our return on average assets was 2.2% and 2.1% for the three months ended September 30, 2025 and 2024, respectively, and 2.0% and 2.1% for the nine months ended September 30, 2025 and 2024, respectively.
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

As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Exchange Act, as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2025:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$254,173	$254,173	$—	$—	$—
Time deposits	428,137	177,489	198,118	41,905	10,625
Operating lease obligations	4,872	1,204	2,352	1,316	—
Total	$687,182	$432,866	$200,470	$43,221	$10,625
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
FinWise has entered into agreements with certain of its Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. We estimate and record a provision for expected losses for these Strategic Program loans in accordance with GAAP, which requires estimation of the provision without consideration of the credit enhancement. When the provision for expected losses over the life of the loans that are subject to such credit enhancement is recorded, a credit enhancement asset reflecting the future recovery of those estimated credit losses pursuant to the strategic partner’s guarantee to assume the Bank’s credit losses on each of the loans in the respective guaranteed portfolio is also recorded on the balance sheet in the form of non-interest income (credit enhancement income). Reimbursement or indemnification for incurred losses is provided for in the form of a deposit reserve account that is replenished periodically by the respective Strategic Program service provider. The credit enhancement asset is reduced as credit enhancement payments and recoveries are received from the Strategic Program service provider or taken from its cash reserve account. If the Strategic Program service provider is unable to fulfill its contracted obligations under its credit enhancement agreement, then the Bank could be exposed to the loss of the reimbursement and credit enhancement income as a result of this counterparty risk. The Bank incurs expenses for the amounts owed to the strategic partner for the credit guarantee and for servicing of the credit enhanced portfolio, if applicable (credit enhancement program expenses). See the following reconciliations of non-GAAP measures for the impact of the credit enhancement on our financial condition and results.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	September 30, 2025			September 30, 2024
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$550,534	$16,313	11.76%	$422,820	$12,677	11.93%
Less: credit enhancement program expenses		(1,968)			(3)
Net of adjustment for credit enhancement program expenses	$550,534	$14,345	10.34%	$422,820	$12,674	11.92%

	As of and for the Nine Months Ended
	September 30, 2025			September 30, 2024
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$517,961	$42,052	10.85%	$400,983	$37,847	12.61%
Less: credit enhancement program expenses		(2,070)			(3)
Net of adjustment for credit enhancement program expenses	$517,961	$39,982	10.32%	$400,983	$37,844	12.61%
Total interest income on LHFI net of credit enhancement program expenses and the average yield on LHFI net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on net interest income and NIM:

	As of and for the Three Months Ended
	September 30, 2025			September 30, 2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$819,749	$18,607	9.01%	$605,525	$14,763	9.70%
Less: credit enhancement program expenses		(1,968)			(3)
Net of adjustment for credit enhancement program expenses	$819,749	$16,639	8.05%	$605,525	$14,760	9.70%

	As of and for the Nine Months Ended
	September 30, 2025			September 30, 2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$760,251	$47,614	8.37%	$576,814	$43,384	10.05%
Less: credit enhancement program expenses		(2,070)			(3)
Net of adjustment for credit enhancement program expenses	$760,251	$45,544	8.01%	$576,814	$43,381	10.05%
Net interest income and net interest margin net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on net interest income and net interest margin, the most directly comparable GAAP measures.

Non-interest expenses less credit enhancement program expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement program expenses on non-interest expense:

($ in thousands; unaudited)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total non-interest expense	$17,449	$14,049	$46,679	$39,272
Less: credit enhancement program expenses	(1,968)	(3)	(2,070)	(3)
Total non-interest expense less credit enhancement program expenses	$15,481	$14,046	$44,609	$39,269
Total non-interest expense less credit enhancement program expenses is a non-GAAP measure that illustrates the impact of credit enhancement program expenses on non-interest expense, the most directly comparable GAAP measure.
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total non-interest income	$18,052	$6,054	$36,199	$16,882
Less: credit enhancement income	(8,762)	(47)	(11,122)	(86)
Total non-interest income less credit enhancement income	$9,290	$6,007	$25,077	$16,796
Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of September 30, 2025	As of December 31, 2024
Allowance for credit losses	$25,778	$13,176
Less: allowance for credit losses related to credit enhanced loans	(11,214)	(111)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$14,564	$13,065
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of September 30, 2025 and December 31, 2024 was approximately $41.4 million and $0.9 million, respectively.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2025:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(13.7)%	(9.3)%	(5.9)%	(2.8)%	—%	3.2%	6.7%	10.2%	13.7%
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
The following table illustrates the results of our EVE analysis as of September 30, 2025:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(20.9)%	(15.1)%	(8.7)%	(3.8)%	—%	3.2%	6.1%	8.6%	10.9%

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Between July and August 2025, several lawsuits were filed against the Company in the United States District Court for the District of Utah. The complaints generally assert claims of negligence, breach of implied contract and unjust enrichment, on behalf of various classes of putative individuals who claimed to have been harmed in connection with an alleged data breach involving the Company. The plaintiffs are seeking equitable and injunctive relief as well as an unspecified amount of monetary damages in connection with their claims, which include an award of attorneys’ fees and costs. On October 3, 2025, the Court entered an Order consolidating the pending cases and all subsequently filed putative class actions involving the same or substantially the same obligations into the pending matter into Minter et. al v. FinWise Bank et. al, Case No. 2:25-cv-00569-JNP-CMR. The Company has disputed the claims and is vigorously defending the lawsuit.
The outcome of the pending litigation described above is uncertain. We intend to defend vigorously against the foregoing pending lawsuit and any other lawsuits as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of any lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition. For additional information concerning contingencies and uncertainties, see Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
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
We implemented segment reporting into our financial results for the three months ended September 30, 2025 and this change to our financial reporting could be confusing to investors and may not have the desired effects.
Beginning with the quarter ended September 30, 2025, we implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by our CODM to review our financial performance and determine how to allocate resources. Our operations are now comprised of three reportable segments: traditional banking, banking as a service and treasury and administration.
We have provided disclosures about our new segment reporting structure elsewhere in this Report, but there is no guarantee that investors or the market will understand this change to our financial reporting. There is also no guarantee that this change to our financial reporting will have the desired effect. In addition, for periods prior to July 1, 2025, our operations were managed and reported as a single segment, and historical financial data by segment was not maintained. Accordingly, it is not practicable to present segment information for prior periods. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our financial performance and operating results which could adversely affect our stock price.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2025.
Item 6.    Exhibits
Exhibits.

Number	Description
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).
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

FinWise Bancorp

Date: November 10, 2025	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)