Form 10-K
period 2025-12-31
Finwise Bancorp
filed 2026-03-23
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $162.9 million. The registrant had 13,676,859 shares of common stock, $0.001 par value, outstanding as of March 16, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to keep pace with rapid technological changes in the industry or implement new technology effectively including development of applications utilizing artificial intelligence;
•system failure or cybersecurity breaches of our network security and potential exposure to fraud, negligence, computer theft and cyber-crime and other disruptions in our computer systems relating to our development and use of new technology platforms;
•our ability to maintain and grow relationships with and reliance on our service providers for core systems support, informational website hosting, internet services, online account opening and other processing services;
•increased national or regional competition in the banking and financial services industry including fintech companies acquiring banks or applying for bank charters;
•the adequacy of our risk management framework and our ability to measure and manage our credit risk effectively;
•the adequacy of our allowance for credit losses (“ACL”);
•changes in Small Business Administration (“SBA”) rules, regulations and loan products, including specifically the Section 7(a) program, or changes to the status of the Bank as an SBA Preferred Lender;
•changes in the existing regulatory framework for brokered deposits;
•the performance of our loan portfolio including, the value of collateral securing our loans, our levels of nonperforming assets losses from loan defaults;
•the sufficiency of the cash flows from the credit enhanced loan portfolios to absorb credit losses;

•our ability to protect our intellectual property and the ability to defend claims and litigation of infringement initiated against us;
•our ability to implement our growth strategy and to continue to launch new products and services successfully;
•the anticipated benefits of any new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all;
•the concentration of our lending and depositor relationships through Strategic Programs (our nationwide strategic relationship programs) in the financial technology industry generally and our ability to develop a strong core deposit base or other low-cost funding sources;
•our ability to manage interest rate, volatility and liquidity risks and the sufficiency of our capital;
•the effectiveness of our internal control over financial reporting and our ability to remediate any significant deficiencies or material weakness that may occur in the future in our internal control over financial reporting;
•dependence on our management team and changes in management composition;
•compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, and other anti-money laundering laws, predatory lending laws, and other statutes and regulations;
•changes in legislative, regulatory or tax priorities;
•our involvement from time to time in legal or regulatory proceedings, including any class action lawsuits;
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;
•the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
•negative ratings outlooks or downgrades of our credit rating or securities or the U.S.’s long-term credit rating;
•federal government shutdowns and other political impasses, including with respect to the U.S. debt ceiling and federal budget and any reductions in staffing at U.S. governmental agencies; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including under Item 1A of this Report and subsequent quarterly reports on Form 10-Q.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report, including those discussed in Item 1A Risk Factors. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements are based on information available to the Company as of the filing date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

SUMMARY OF RISK FACTORS
Our business is subject to a number of risks and a summary of the significant risk factors is set forth below. These risks are discussed more fully below under Part I, Item 1A. Risk Factors and should be read together with this summary and considered along with other information contained in this annual report before investing in our securities.
Risks Related to Our Banking Business:
•Risks related to the loans we make, including the heightened risk associated with construction loans, loans to small-to-medium sized businesses, concentration of large loans to a limited number of borrowers and with respect to secured loans, the value of the assets collateralizing such loans
•Risks related to our SBA lending program including our dependency on the U.S. federal government and our reliance on Business Funding Group, LLC (“BFG”) for loan referrals in originating loans under the program;
•Adverse changes to regional economies, particularly those with a concentration of commercial and consumer banking clients that participate in our real estate lending program and SBA 7(a) lending program;
•Inability to measure our credit risk adequately and insufficiency for our allowance for credit losses to absorb potential losses in our loan portfolio;
•Challenges with managing interest rate risk, including fluctuations and volatility that could impact our lending strategy and value of our loan portfolio
•Our ability to manage our liquidity appropriately, including deposit run-off risk and challenges with raising additional capital on favorable terms or at all;
•Competition among other financial services companies that offer banking and lending services, including the recent pursuit of bank charters by fintech companies;
•The significant reliance on our executive management team and other key employees;
•Our ability to grow our revenue through mergers and acquisitions and/or new lines of business, new products and services that we may offer and additional merchant relationships and the risks associated with such potential growth;
•Risks related to our agreements and relationships with Fintech Banking and Payment Solutions;
•The ability to maintain effective internal controls over financial reporting, including the reliability and understanding of the presentation of our financial statements;
•Operational risks including customer, employee or third-party vendor fraud or error;
•The impact that weak economic conditions may have on the financial services industry;
•The impact of acts of terrorism, geopolitical and other external events may have on our ability to conduct our business;
Risks Related to Our Strategic Programs:
•Risks related to the existing and new regulations imposed on us and our Strategic Program service providers that continue to impact our ability to make certain loans, including “true lender” loans originated through marketplaces found to violate state usury laws;
•Our ability to maintain relationships with our Strategic Program service providers;
•Our reliance on deposit accounts with our Strategic Program service providers that serves as an important source of funding;
•Risks related to fraudulent activity and the dependency of accuracy and completeness of information provided by our Fintech Banking and Payment Solutions service providers;
Risks Related to Technology:
•Risks related to system failure or cybersecurity breaches of our network security;
•Failure to extensively test our proprietary technologies and analytic models;
•The inability to keep pace with rapid technological changes or implement new technology effectively, including the development and use of artificial intelligence;
•Our ability to protect and enforce our intellectual property rights and proprietary technology;
•Risks related to the interruption of our operations if our third-party service providers or Strategic Program service providers experience operational or other systems difficulties;
Risks Related to Regulatory, Legal and Compliance:
•Risks associated with the highly regulated environment in which we operate, including the effects of heightened regulatory and supervisory requirements, expectations and scrutiny in the U.S. leading to increased compliance, regulatory and other risks and costs and subject us to legal and regulatory examinations, investigations and enforcement actions;

•Risks related to maintaining adequate regulatory capital to support our business strategies including the long-term impact of the regulatory capital standards and the capital rules of U.S. banks;
•Risks related to our use of third-party service providers and our other ongoing third-party business relationships, which are subject to increasing regulatory requirements and attention;
•Risks related to litigation and regulatory actions, including enforcement actions, which could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities;
•Risks associated to us being subject to numerous local, state and federal laws and regulations and to regular examinations by our regulators of our business and compliance with laws and regulations;
•Risks related to the FDIC’s restoration plan and related increased assessment rates;
•Risks related to reviews performed by the IRS and state taxing authorities and potential changes in U.S. federal, state or local tax laws;
•Risks related to privacy regulations, information security and data protection that could increase our costs, affect or limit how we collect and use personal information;
•Risks related to climate change and related legislative and regulatory initiatives, as well as evolving ESG expectations;
Risks related to Ownership of our Common Stock:
•Risks related to substantial fluctuations in the pricing of our common stock;
•Risks related to management and the board having significant control over our business; and
•Risks related to provisions in our governing documents and Utah law having an anti-takeover effect and restricting limitations on dividends.
PART I
Item 1.    BUSINESS
Overview
We are FinWise Bancorp, a Utah bank holding company headquartered in Murray, Utah. We operate through our wholly-owned subsidiary, FinWise Bank, a Utah state-chartered bank. Our business is conducted through three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury & administration. We currently operate one full-service banking location in Sandy, Utah. We are a nationwide lender to consumers and small businesses. We believe that traditional barriers to servicing banking customers have been substantially lowered due to technological advances in the distribution and management of banking products and services. We seek to capitalize on these advances by leveraging strategic relationships, as well as proprietary loan origination systems and data analytics technology, to expand our reach in marketing channels utilized and credit products offered. As a technology-focused bank, we have utilized technology-oriented loan origination platforms in our Strategic Programs, SBA lending, Residential & Owner Occupied Commercial Real Estate, and Equipment Financing business lines. We have also deployed our own in-house technology to deliver loan and deposit solutions to our customers directly and through third parties.
The Company was formed in 2002 and acquired 100% of the stock of Utah Community Bank, a local community bank founded in 1999 focusing on real estate lending in and around the Salt Lake City, Utah metropolitan statistical area (“MSA”). While the Bank is our primary asset we also have a 20% membership interest in BFG, a Connecticut limited liability company, a nationally significant referral source for SBA loans and a legal lending facilitator. As described below, we have a right of first refusal to purchase additional interests in BFG from any selling member along with an option to purchase all of the interests from the remaining members through January 1, 2028. See “Our Relationship with Business Funding Group” below.
We originate, sell or hold loans in four main lending areas: (i) nationwide Strategic Programs, (ii) a multi-state SBA 7(a) lending program, (iii) residential and owner occupied commercial real estate lending, and (iv) multi-state equipment financing. We have principally relied on wholesale funding sources (brokered deposits, health savings accounts, and institutional deposits) to fund our lending activities but also have core deposits, on-line deposits and have utilized borrowings when we deem them appropriate.
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
Loans Held-for-Investment
The following table presents the composition of our loans held-for-investment portfolio by lending program, as of December 31, 2025:

($ in thousands)	Total Loans	% of Loans in Category of Total Loans
SBA	$205,615	35.1%
Commercial leases	78,743	13.4%
Commercial, non-real estate	4,201	0.7%
Residential real estate	59,602	10.2%
Strategic Program loans	129,768	22.2%
Commercial real estate:
Owner occupied	84,016	14.3%
Non-owner occupied	1,638	0.3%
Consumer	21,926	3.8%
Total	$585,509	100.0%
Note: SBA loans in the table above include $102.7 million of SBA 7(a) loan balances that are guaranteed by the SBA.
SBA 7(a) Loans. Since 2014, we have utilized relationships with third parties (primarily BFG) to originate loans partially guaranteed by the SBA, to small businesses and professionals. Once originated, we will either retain the loans or sell the SBA-guaranteed portion (generally 75% of the principal balance) of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. Loan terms generally range from 120 to 300 months and interest rates generally range from the prime rate plus 200 basis points to the prime rate plus 275 basis points, as adjusted quarterly. During the year ended December 31, 2025, we originated approximately $116.7 million in SBA 7(a) loans and held approximately $205.6 million of SBA 7(a) loans on our balance sheet as of December 31, 2025 of which $102.7 million was guaranteed by the SBA and $102.9 million was unguaranteed. As of December 31, 2025, our loan portfolio is comprised of 17.6% in unguaranteed portions of SBA 7(a) loans and 17.5% in guaranteed portions of SBA 7(a) loans.
The SBA’s 7(a) program provides 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The maximum 7(a) loan amount is $5.0 million. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender.
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
Commercial Leases. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These leases are generally secured by liens on business assets. Historically, we have retained these leases on our balance sheet for investment. As of December 31, 2025, our commercial leases comprised 13.4% of the Bank’s loans held-for-investment portfolio.
Commercial Non-Real Estate Loans. Commercial non-real estate includes loans made to commercial enterprises that are not secured by real estate. Any loan, line of credit, or letter of credit (including any unfunded commitments), and any interest the Bank obtains in such loans made by another lender, to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, but not for personal expenditure purposes are included in this category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment. As of December 31, 2025, our commercial non-real estate loans comprised 0.7% of the Bank’s loans held-for-investment portfolio.
Residential and Commercial Real Estate Loans. We operate a single branch location in Sandy, Utah. From this branch, we offer commercial and consumer banking services throughout the greater Salt Lake City, Utah MSA. These products are delivered using a high-touch service, relationship banking approach. The majority of the lending product consists of residential non-speculative construction loans which generate both non-interest income and interest income. Construction loan terms generally range from 9 to 12 months and interest rates currently range from the prime rate to the prime rate plus 200 basis points. All the loans generated through this branch are held on our balance sheet. As of December 31, 2025, our branch-based banking operations consisted of approximately $121.2 million in loans of which the majority are residential and commercial real estate loans.
Primarily, our loans secured by real estate are made to established builders to construct residential properties, loans to developers of commercial real estate investment properties and residential developments and loans to individual consumers for construction of single-family homes in our market areas. Our commercial real estate loans primarily include owner-occupied and investment real estate deeds of trust. We also make loans for the acquisition of undeveloped land. As of December 31, 2025, our residential real estate loans comprised 10.2% of the Bank’s loans held-for-investment portfolio, and our commercial real estate loans comprised 14.6% of the Bank’s loans held-for-investment portfolio. The majority of our commercial real estate loans are owner occupied commercial real estate loans which comprise 14.3% of the Bank's loans held-for-investment portfolio. Construction loans are typically disbursed as construction progresses and carry variable interest rates. Our construction and development loans typically have terms that range from six months to nine months but may be extended depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Loans are typically structured with an interest only construction period and mature at the completion of construction.
Strategic Programs. We have established Strategic Programs with various third-party consumer and commercial loan origination platforms that use technology to streamline the origination of consumer and small commercial loans. We have selectively retained a portion of the Strategic Program loans or receivables based on the capacity and risk appetite of the Bank with the majority of Strategic Program originations being sold to investors. Our Strategic Programs loans held-for-investment cover a wide range of borrower credit profiles, loan terms and interest rates. During the fourth quarter of 2024 we began offering a credit enhanced product for certain programs whereby the program will absorb all credit and fraud losses. During the year ended December 31, 2025, we originated approximately $5.7 billion in Strategic Program loans and had approximately $129.8 million in Strategic Program loans held-for-investment on our balance sheet at December 31, 2025, of which $108.1 million was associated with the credit enhanced program. As of December 31, 2025, our Strategic Program held-for-investment loans comprised of 22.2% of the Bank’s loan portfolio.
Consumer Loans. Consumer loans consist primarily of loans originated through our Point of Sale (“POS”) program. Since 2011, the Bank has offered collateralized and uncollateralized loans without prepayment penalties to finance the purchase of retail goods and services. Loan applications are submitted at the point-of-sale through an online portal. Historically, all of the loans originated through our POS lending program have been held on our balance sheet. We target super prime (FICO score of 720 and higher), prime (FICO score of 661 through 719) and near-prime (FICO score of 640 through 660) borrowers. Loan terms are generally 60 months and interest rates current range from 7.0% to 14.5%. We utilize a high degree of automation in this program and track loan applications, analyze credit and approve loans by deploying a combination of internal and “off-the-shelf” technology solutions. The majority of the approximately $21.9 million in consumer loans outstanding as of December 31, 2025, that were not generated through our Strategic Programs were originated in connection with our POS lending program. During the year ended December 31, 2025, we originated approximately $11.6 million in POS loans and held approximately $21.9 million of POS loans on our balance sheet as of December 31, 2025. As of December 31, 2025, our consumer loans comprised 3.8% of the Bank’s total loans held-for-investment portfolio.
Strategic Program Loans Held-for-Sale
The majority of originations of Strategic Program loans as described above are not maintained by us as loans held-for-investment. The terms of our Strategic Programs generally require each Strategic Program platform to establish a reserve deposit account with the Bank or another financial institution, intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. This amount is usually set at a 1:1 ratio but may be restructured in certain circumstances as the relationship seasons or if the Strategic Program platform is an established company. Collateral may include deposits held at the Bank, at another institution where the Bank has control of the account or a combination of deposits and other vehicles such as letters of credit. Business checking and money market demand accounts associated with Strategic Program relationships held balances of approximately $130.8 million (including $53.4 million held as collateral) as of December 31, 2025. At December 31, 2025, we had $146.5 million in Strategic Program loans held-for-sale.
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
Traditional Loan Portfolio
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
Loan Approval Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our loan committee and other personnel in accordance with our loan policy. The thresholds associated with lending authorities vary by loan product. Our loan committee is comprised of our Chief Executive Officer/President, our Chief Credit Officer, our Chief Financial Officer, certain other members of management and select senior loan officers, which is primarily responsible for day-to-day implementation and oversight of our loan approval procedures. The levels of lending authority are periodically reviewed by the Bank’s board of directors. Authority limits are based on the total exposure of the borrower, the loan product, and are conditioned on the loan conforming to the standards contained in the loan policy. Any loan policy exceptions are appropriately monitored and fully disclosed to the approving authority. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to better manage the risk and exposure involved with larger loans and to meet the lending needs of its customers requiring extensions of credit in excess of Bank or regulatory limits. The Bank’s legal lending limit on loans to a single borrower was approximately $23.0 million as of December 31, 2025.
Strategic Program Loan Portfolio
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
The Bank’s current Strategic Program service providers include Upstart, Elevate, Reach (formerly Liberty Lending), Plannery, Backd, Albert, Tilt, Earnest, PowerPay, Clasp, LendingPoint, OppLoans, Mulligan Funding, and American First Finance. From time to time, we expect the number and composition of our Strategic Program service providers to change as the business develops, contract terms expire or agreements with service providers are otherwise terminated. The Bank has engaged with other Strategic Program service providers since we established our first Strategic Program in 2016 and we may enter into Strategic Programs with other service providers in the future.
Underwriting. We review and approve the credit approval models prior to the launch of the lending program with the Strategic Partner. These credit models are periodically validated by independent third parties in accordance with regulatory guidance. For both held-for-sale (“HFS”) and held-for-investment (“HFI”) portfolios, we conduct vintage analyses to evaluate loan performance.We originate loans within a predetermined underwriting criterion that is approved by the Board. Senior management is responsible for reviewing and assessing the market, credit and industry data as it pertains to the proposed credit risk related to the HFS and HFI loan programs. This is accomplished by various controls and monitoring activities, including, but not limited to:
•Reviewing of credit model validation reports
•Presenting to Loan Committee and Board for approval prior to soft launch and annually thereafter;
•Assisting Information Technology in programming underwriting rules into our API;
•Monitoring veracity of underwriting rules;
•Approving any changes and escalating non-compliance as necessary;
•Ongoing financial review of all Strategic Partners.
Loan Approval Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board and Senior Management in consultation with the Strategic Program.
Ongoing Credit Risk Management. With the exception of Backd, the Bank does not currently risk rate individual HFI loans due to their small balances and homogenous nature. As credit quality for Strategic Program loans have been highly correlated with delinquency levels, Strategic Program loans are evaluated collectively by program.
Credit Concentrations. We actively monitor and manage the composition of our HFS and HFI portfolios, including credit concentrations. Our credit policies establish concentration limits by loan product to manage portfolio diversification. The Bank’s concentration management program couples quantitative data with a thorough qualitative approach to provide an in-depth understanding of its loan portfolio concentrations. The Bank’s portfolio analysis includes concentration trends by portfolio product type, overall growth trends, pool correlations, risk rating trends, policy and/or underwriting exceptions, nonperforming asset trends, stress testing, market and submarket analysis and changing economic conditions. The portfolio concentration limits set forth in the Bank’s lending and collection policies are reviewed and approved by the Bank’s Board at least annually. Concentration levels are monitored by management and reported to the Bank’s Board on a quarterly basis.
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level as dictated by the State of Utah. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank offers consumer loans for loan amounts up to $250,000 with terms not to exceed 180 months. The Bank offers commercial loans for loan amounts up to $5.0 million with terms not to exceed 120 months. The Bank has a documented exceptions process wherein we can approve loans outside these thresholds with Board approval; however no single unsecured loan will ever exceed 15% of capital and no single secured loan will ever exceed 25% of capital. The Bank’s legal lending limit on loans to a single borrower was approximately $23.0 million as of December 31, 2025.
Selection and Oversight. We approve service providers for our Strategic Programs considering third party guidance promulgated by the Federal Deposit Insurance Corporation (“FDIC”) and our own guidelines and policies, including comprehensive onboarding due diligence covering strategic, operational, transaction, compliance, credit and other risks, and evaluating any potential reputational impact. Furthermore, the Bank conducts extensive ongoing oversight and monitoring of the Strategic Program service providers in accordance with regulatory requirements and as augmented by Bank policies and the Bank’s compliance management systems developed for its oversight of the Strategic Program service providers.
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
Credit Enhanced. The Bank offers an enhanced balance sheet solution to select Strategic Partners. After a thorough credit review of the Strategic Partner and the portfolio’s performance, the Bank calculates the maximum amount the Bank will carry on its balance sheet. The Bank receives the full contractural loan interest but retains only a rate based on Prime plus an agreed-upon margin for the outstanding balance. Generally the interest received that exceeds the retained interest is passed to the strategic partner in the following manner. First, the Bank retains the interest it is owed for holding the loan on its balance sheet. Second, the Bank owes the amount of interest received on each individual loan that exceeds the Bank’s retained rate of interest to the strategic partner in the form of a servicing or guarantee fee. Third, from those proceeds, the Strategic Partner will pay into the loan loss reserve the amount needed to fund the loan loss reserve to the target level. Fourth, the Bank will pay any remaining amount to the Strategic Partner. If the cash flow to the Strategic Partner is insufficient to fund the loan loss reserve for the minimum target level, then the Strategic Partner must fund the shortfall.
The Bank launched the credit enhanced program at the end of 2024, and the outstanding balance of credit enhanced loans as of December 31, 2025, was $108.1 million.
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
On October 13, 2021, we formed FinWise Investment, LLC, a limited liability company, as a wholly owned subsidiary of ours to hold and manage private investments made by us and the Bank. We currently hold and, in the future, may acquire equity in certain of our Strategic Program service providers through this subsidiary. As of December 31, 2025, and 2024, this subsidiary holds $0.4 million and $0.3 million, respectively, of equity securities of five and two Strategic Program service providers, respectively.

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
Our core deposits, as of December 31, 2025, constituted 28.6% of our funding sources (our core deposits comprise the sum of demand deposits, FBO demand deposits, NOW accounts, MMDA accounts, savings accounts, and time deposits under $250,000 that are not brokered deposits). The certificates of deposit are predominately brokered deposits.
Securities Portfolio
We manage our securities portfolio and cash to maintain adequate liquidity with a secondary focus on yield and returns. Our investment security portfolio totaled $37.7 million as of December 31, 2025. Specific objectives of our investment policy and portfolio are as follows:
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
Segment Reporting
Historically, we managed our business on the basis of one operating and reportable segment. During the third quarter of 2025, we revised our reportable segments to reflect a change in the manner in which the business is managed. Based on significant operational growth and how our chief operating decision maker (“CODM”) reviews operating results and makes decisions about resource allocation, we now have three reportable segments: traditional banking, BaaS and treasury and administration.
The traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah MSA. The BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, and other items not specific to the traditional banking or BaaS segments. For more information about each of the Company’s reportable segments, please see Note 17 – Segments of the accompanying notes to the consolidated financial statements included included in Part II, Item 8.
Competition
The banking and financial services industry is highly-competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks, credit unions, and non-bank financial service providers such as financial technology companies, private credit lenders and other financial intermediaries for certain of our products and services. Some of our competitors are not currently subject to the regulatory restrictions and the level of regulatory supervision applicable to us.
For example, financial technology companies have been actively acquiring or pursuing bank charters to gain direct access to deposits, reduce reliance on partner banks, and lower capital costs, driven by a more permissive regulatory environment. This shift allows Fintech companies to scale and operate with the same authority as traditional banks. The number of federal bank charter applications in 2025 reached its highest level since 2020, with numerous, crypto-adjacent, and non-bank firms seeking licensing and the Office of the Comptroller of the Currency (“OCC”) and the FDIC are signaling increased openness to fintech charter applications, encouraging new entrants.
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
Human Capital Resources
As of December 31, 2025, we employed 198 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be good.
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
Utah-chartered banks are required to pay supervisory assessments to the UDFI to fund its operations. The amount of the assessment paid by a Utah bank to the UDFI is calculated on an annual basis based on our average total assets for the prior year. During the year ended December 31, 2025, the Bank paid an assessment to the UDFI of $0.1 million.
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has credit quality issues or has a high susceptibility to interest rate risk or liquidity risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework.
On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. Eligibility criteria to utilize CBLR instead of the Basel III risk-based capital ratios include having total assets less than $10 billion and off-balance sheet exposures that is less than 25% of total assets, among others. The Company and the Bank qualified for and elected to use CBLR beginning in the first quarter of 2020. The Company and Bank continue to qualify for and elect to use the CBLR capital alternative.
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
See Note 8 - Capital Requirements to the consolidated financial statements included in Part II, Item 8 for additional regulatory capital information, including the Bank’s and Company’s leverage ratio as of December 31, 2025.
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
Incentive Compensation
Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and rewards in a manner that does not encourage imprudent risk taking, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1.0 billion in assets) and are deemed to be excessive, or that may lead to material losses.
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
We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment rate. The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Tangible equity is defined in the assessment rule as Tier 1 Capital and is calculated monthly, unless the insured depository institution has less than $1.0 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.
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
In October 2023, the Federal Reserve, FDIC and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessments areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities and additional data collection and reporting requirements. Most of the final CRA rule’s requirements would have been applicable beginning January 1, 2026. However, in July of 2025, the federal banking regulators issued a proposal to rescind the 2023 CRA final rule. Regulators are currently applying the pre-2023 CRA framework while waiting for the proposal to formally pass.
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
Cybersecurity
Federal banking regulators, as well as the Securities and Exchange Commission (“SEC”) and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cybersecurity risk management among financial institutions. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, the SEC requires public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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
Our Relationship with Business Funding Group
BFG is a nationally significant referral source of small business loans. Included in these loans are SBA loans to be funded by financial institutions and other SBA lenders. BFG works alongside a network of over 50 banks to refer business loans to small, independent businesses across various industries. Our relationship with BFG is an important component of our diversification strategy as BFG has been the primary source of SBA loan referrals for the Bank. In consideration of marketing and referral services provided to the Bank, BFG receives a fee for SBA loans referred to the Bank that are closed and funded by the Bank. The fees on each SBA loan referred to the Bank by BFG are determined on a loan-by-loan basis and based on the amount and terms of the principal SBA loan. Such fees are disclosed on SBA Form 159 and filed with SBA for each funded loan.
In December 2019, we acquired directly from certain members of BFG a 10% ownership interest in BFG in exchange for 950,784 newly issued shares of our common stock, representing 10.9% of our common stock outstanding at the time of purchase. To strengthen our relationship with BFG, we negotiated a right of first refusal and an option to acquire 100% of BFG. Subject to the terms of that certain Right of First Refusal and Option Agreement, dated as of March 31, 2020, we were granted an option to acquire all of the ownership interests in BFG at any time from January 1, 2021, to January 1, 2028, at an earnings multiple of 10 to 15 times BFG’s net profit based on the fiscal year ended immediately prior to the exercise of the option. In addition, we have a right of first refusal, prior to our exercise of our option, to acquire any ownership interests that any individual owner of BFG wishes to sell. As consideration for the right of first refusal and option, we issued warrants to each BFG member (other than the Company) with the right to acquire shares of our common stock on a pro rata basis according to each such person’s percentage ownership in BFG, not exceeding an aggregate of 270,000 shares, at an exercise price of $6.67 per share. Unless otherwise exercised, the warrants will expire on March 31, 2028. Other than the Right of First Refusal and Option Agreement and the Standstill Agreement, there are no other agreements between us and BFG or among our respective shareholders.

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
Item 1A.    RISK FACTORS
The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, results of operations or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but that may become material in the future. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See Cautionary Note Regarding Forward-Looking Statements.
Risks Related to Our Banking Business
Our business and operations in the financial services industry may be adversely affected in numerous and complex ways by weak economic conditions.
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
The success of our real estate lending programs depends substantially upon the general economic conditions in Utah, which we cannot predict. Adverse conditions in the local Utah economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of borrowers participating in our real estate lending program to repay their loans, which could impact our net interest income. In addition, our borrowers who participate in our SBA 7(a) lending program span across multiple states, with a focus in New York and New Jersey. As in the case with Utah, we similarly cannot foresee or control the economic conditions in such states. A downturn in these regional economies generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses. Any national, regional or local economic downturn that affects our service regions, or existing or prospective borrowers in such regions, could have a material adverse effect on our real estate and SBA 7(a) lending and the business, financial condition and results of operations.
We face strong competition from financial services companies and other companies that offer banking services.
We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets and product lines. We compete with commercial banks, savings banks, credit unions, nonbank financial services companies, including the private credit lending market, and other financial institutions operating both within our market areas and nationally, and in respect of our financial technology initiative we also compete with other entities in the financial technology industry, including a limited number of other banks that have developed strategic programs similar to our Strategic Programs.
Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.
In addition, Fintech companies have been actively acquiring or pursuing bank charters to gain direct access to deposits, reduce reliance on partner banks, and lower capital costs, driven by a more permissive regulatory environment. This shift allows Fintech companies to scale and operate with the same authority as traditional banks. The number of federal bank charter applications in 2025 reached its highest level since 2020, with numerous, crypto-adjacent, and non-bank firms seeking licensing and the OCC and the FDIC are signaling increased openness to fintech charter applications, encouraging new entrants. As a result of this current trend, we may lose some of our banking clients and customers who are able to seek loans from some of these Fintech companies with newly acquired bank charters, which may have a material adverse effect on our business, results of operations and financial performance.
Furthermore, several online banking operations as well as the online banking programs of conventional banks have instituted Fintech Banking and Payment Solutions strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively small banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining these relationships.
We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.
Our business substantially depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, closing, servicing and liquidation, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. If the overall economic climate in the United States generally, or in any of our markets specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of delinquencies, nonperforming loans, and charge-offs could rise and require significant additional provisions for loan losses.
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
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standard for establishing an allowance for credit losses under United States generally accepted accounting principles (“U.S. GAAP”), which generally estimates the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. As an emerging growth company relying on the extended transition period for new accounting standards, this standard, referred to as Current Expected Credit Loss (“CECL”), became effective for us on January 1, 2023. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity (“HTM”) securities. The CECL standard may create more volatility in the level of allowance for credit losses. If we are required to materially increase the level of our allowance for credit losses for any reason, such increase could have an adverse effect on our business, financial condition, and results of operations. For further information, see Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8.
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
Our SBA lending program is dependent upon the U.S. federal government. In 2025, we voluntarily relinquished our Preferred Lending Program (“PLP”) delegated authority. We are now an SBA-approved General Processing(“GP”) lender. As an SBA GP Lender, we submit all SBA loan applications to the Loan Guaranty Processing Center for final approval. There is a risk that we may lose loan applicants and existing customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or exhaustion of the available funding for SBA programs, may have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, financial condition and results of operations. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us.
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
BFG is a nationally significant referral source of small business loans. BFG has been the primary source of SBA loan referrals for the Bank since the Bank began its SBA lending program in 2014. BFG referred 100% of the Bank’s SBA 7(a) loan originations for the year ended December 31, 2025. This relationship has permitted the Bank to focus on the development of underwriting, processing and servicing expertise for SBA 7(a) loans. Any disruption of our relationship with BFG or reduction in SBA 7(a) loan referrals could materially adversely impact our business, financial condition, results of operation and growth plans.
Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2025, approximately $121.2 million, or 20.7%, of our total gross loans held-for-investment were local lending or owner occupied commercial lending program loans with real estate as a primary or secondary component of collateral. We also have approximately $199.0 million, or 34.0%, of our total gross loans held-for-investment in SBA loans that are secured, at least in part, with real estate collateral as of December 31, 2025. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations.
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
We originate commercial construction loans primarily to professional builders for the construction of one-to-four family residences, apartment buildings, and commercial real estate properties. As of December 31, 2025, we had approximately $49.1 million of construction loans, which represents approximately 8.4% of our total gross loan portfolio held-for-investment. Our construction loans present a greater level of risk than loans secured by improved, occupied real estate due to: (1) the increased difficulty at the time the loan is made of estimating the building costs and the selling price of the property to be built; (2) the increased difficulty and costs of monitoring the loan; (3) the higher degree of sensitivity to increases in market rates of interest; and (4) the increased difficulty of working out loan problems. In addition, construction costs may exceed original estimates as a result of increased materials, labor or other costs. Construction loans also often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness.
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
As of December 31, 2025 our 10 largest borrowing relationships accounted for approximately 8.3% of our total gross loans held-for-investment. This high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations because of economic or market conditions, or personal circumstances, such as divorce or death, our nonaccrual loans and our ACL could increase significantly, which could have a material adverse effect on our assets, business, financial condition and results of operations.
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
Our most important source of funds is deposits. As of December 31, 2025, approximately $168.4 million, or 22.3%, of our total deposits were noninterest-bearing demand accounts. These deposits are subject to potentially dramatic fluctuations due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, any of which could result in significant outflows of deposits within short periods of time increasing our funding costs and reducing our net interest income and net income. If the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future. Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.
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
We also may borrow funds from third-party lenders, such as other financial institutions. We currently utilize three secured lines of credit provided by the FHLB and the Federal Reserve and three unsecured lines of credit provided by Bankers Bank of the West, Pacific Coast Bankers’ Bank, and Zions Bank, that in the aggregate provided nearly immediate liquidity available of $230.4 million. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by one or more adverse regulatory actions against us.
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
As of December 31, 2025, approximately $130.8 million, or approximately 17.3%, of our total deposits consisted of deposit accounts of our Strategic Program service providers. Generally, the terms of our Strategic Programs require each Strategic Program service provider or purchasing entity to establish a reserve deposit account with the Bank in an amount at least equal to between 50% and 100% the total outstanding balance of loans held-for-sale by the Bank related to the Strategic Program. This requirement is intended to protect the Bank in the event a purchaser of loan receivables originated through our Strategic Programs cannot meet its contractual obligation to purchase. Depending on the strength of the relationship between the Bank and our Strategic Program service providers, we may reduce the required amount of reserve deposits held and/or allow a portion of the requirement to be fulfilled by a letter of credit. In addition to the reserve deposit account, certain Strategic Program service providers have opened operating deposit accounts at the Bank. If a Strategic Program service provider defaults on its letter of credit or we experience additional unanticipated fluctuations in our Strategic Program deposit levels, we may be forced to rely more heavily on other, potentially more expensive and less stable funding sources, which could have an adverse effect on our business, financial condition and results of operations.
We may be subject to certain risks in connection with growing through mergers and acquisitions.
We could acquire other banking institutions, financial services companies, banking and servicing platforms, or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share and/or our earnings per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Furthermore, executing on successful mergers and acquisitions involves a number of risks and challenges, including, but not limited to, our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations, as well as the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and operations and negatively impact our financial results.
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

The failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports and our access to the capital markets and cause the price of our common stock to decline and subject us to regulatory penalties.
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
We implemented segment reporting into our financial results during the three months ended September 30, 2025 and this change to our financial reporting could be confusing to investors and may not have the desired effects.
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
We invest a portion of our total assets (3.9% as of December 31, 2025) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk and meeting pledging requirements. Factors beyond our control can significantly and adversely influence the fair value of securities in our portfolio. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may be susceptible to deposit run-off risks, which could adversely affect our business and financial condition.
The Bank relies significantly upon deposits for liquidity and funding business operations. Generally, deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During the first quarter of 2023, the media highlighted the risks of an extreme form of deposit run-off, sometimes referred to as a “run on the bank.” The failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for many other financial institutions. More moderate levels of run-off can adversely affect banks but are less dramatic and have been significantly less reported. The rapid rise in interest rates during 2022 and 2023 and the resulting industry-wide reduction in the fair value of securities portfolios, among other events, increased volatility and uncertainty with respect to the health of the U.S. banking system for a period of time. We believe these recent experiences has resulted in a continued heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital, , having increased the risk of some level of deposit run-off for depository institutions. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. While the Bank maintains cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and the Bank plans to respond promptly and accurately to any customer concerns that might arise, we cannot assure you that we will be able to manage a deposit run-off if it were to occur and could adversely affect our business and financial condition.
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
Acts of war, global conflict, terrorism, geopolitical and other external events could impact our ability to conduct business.
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
Additionally, global conflicts, including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East involving Israel and Iran, and now including the United States among other nations) or other similar events, as well as government actions of other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions resulting from these conflicts may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.
Political differences within the federal government, both at the regulatory and Congressional level, create significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.
Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to engage in such interaction. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.
We expect to derive a percentage of our deposits, total assets and income from deposit accounts generated through our Fintech Banking and Payment Solutions relationships.
We expect to acquire deposit accounts through our Fintech Banking and Payment Solutions relationships and provide oversight over these relationships, which must meet our internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, our Fintech Banking and Payment Solutions customers could terminate their relationships with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services. If a relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we would be able to acquire the deposits initially, or successfully replace such relationships. If we cannot acquire or replace such relationships, we may be required to seek higher rate funding sources and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.
Our agreements with Fintech Banking and Payment Solutions customers may expose us to credit risk.
We may enter into agreements with our Fintech Banking and Payment Solutions customers pursuant to which our Fintech Banking and Payment Solutions customers may market bank consumer checking and consumer or commercial line of credit (“LOC”) accounts using their brands and digital platforms, make underwriting determinations for the LOC accounts, cover any losses on the LOC accounts, provide cash collateral to the Bank to secure payment of such losses or be partial guarantors of losses on the LOC accounts. In the event the cash collateral amount is not adequately maintained or is insufficient to cover the losses on the LOC accounts and the Fintech Banking and Payment Solutions customer does not or cannot otherwise meet its obligations under its agreement with the Bank, the Bank may incur financial losses. Losses associated with the LOC accounts (or the portfolios of other third parties with whom we enter into comparable Fintech Banking and Payment Solutions relationships) in such circumstances could have a material adverse effect on our net income, results of operations and financial condition.
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
A significant portion of our loan origination is conducted through our Strategic Programs. Approximately $76.1 million, or 50.4% of our total revenues for the year ended December 31, 2025, were generated through our Strategic Programs. Our agreements with service providers to the Strategic Programs are non-exclusive and do not prohibit the service providers from working with our competitors upon payment of a fee or from offering competing services. In addition, the Strategic Program service providers may not perform as expected under our agreements including potentially being unable to accommodate our projected growth in loan volume and revenue. Although we have taken steps to secure relationships with our Strategic Program service providers and key third-party relationships, we could in the future have disagreements or disputes with our Strategic Program service providers, which could negatively impact or threaten our relationship. Furthermore, our agreements with third parties could come under scrutiny by our regulators, and our regulators could raise an issue with, or object to, any term or provision in such an agreement or any action taken by such third party vis-à-vis the Bank’s operations or customers, resulting in a material adverse effect to us including, but not limited to, the imposition of fines and/or penalties and the material restructuring or termination of such agreement.
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
Risks Related to Technology
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
Our proprietary technologies and analytic models have not yet been exposed to longer term down-cycle economic conditions. If these do not, or are perceived not to, accurately gather and interpret performance data for loans and identify attractive risk-adjusted market sectors, our performance may be worse than anticipated.
The technologies created by and relied upon by us may not function properly, or at all, which may have a material impact on our operations and financial conditions. The performance of loans originated by us is dependent on the effectiveness of our credit underwriting systems used to evaluate borrowers’ credit profiles and likelihood of default. While our proprietary technologies and analytic models are continually adjusted to account for changes in various macroeconomic conditions, the bulk of the data gathered and the development of our enterprise data warehouse have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our proprietary technologies have not been exposed to other adverse economic cycles. There is no assurance that our proprietary technologies can accurately predict loan performance during periods of adverse economic conditions. If our proprietary technologies are unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans.
We may not be able to protect our intellectual property rights, including our proprietary technologies and analytic models, and may become involved in lawsuits to protect or enforce our proprietary rights and information, which could be expensive, time consuming and unsuccessful.
We rely on a combination of copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our intellectual property rights, including our proprietary technologies and our analytic models. If we fail to successfully maintain, protect and enforce our intellectual property rights, our competitive position could suffer. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may also be required to spend significant resources to monitor and police our intellectual property rights. Others, including our competitors, may independently develop similar analytic model technology, duplicate our products or services or design around our intellectual property, and in such cases we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential or proprietary information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which could be time-consuming and expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain rights with respect to third party intellectual property could harm our business and ability to compete. In addition, because of the rapid pace of technological change in our industry, including the use of AI, aspects of our business and our products and services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.
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
Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop, on a cost-effective basis, systems that will enable us to keep pace with such developments. As a result, our larger competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations. The use of AI in the banking industry is developing and growing. Customer demand may cause us and others to offer products or services incorporating AI. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Our future success will depend, in part, upon our ability to invest in and use appropriate technology, which may include AI. To effectively make such investments, we may need to expend significant financial, human, and other resources. However, we may not be able to implement AI in an effective or timely way, thus adversely impacting our operations. This may also adversely impact our ability to compete with financial institutions which have greater resources to invest in such technological improvements. Ultimately, any AI we develop or use may be flawed. If our use of AI, or its use by third parties with which we do business or otherwise interact, is deficient, biased, or inaccurate, or compromises customer privacy or implicates other ethics issues, we could be subject to competitive harm, potential legal liability, and brand or reputational harm.
The development and use of artificial intelligence present risks and challenges that may adversely impact our business.
We selectively employ AI through productivity tools, third-party solutions, and internal systems. We use generative AI for certain tasks like document drafting and data analysis, with an implementation of strict controls to protect customer data. Third-party AI assists us in cybersecurity, fraud detection, and code review, while our own agents handle compliance, policy analysis, and workflow optimization. A disciplined AI adoption approach remains the most effective strategy for us. However, the advances in generative AI are opening new opportunities for efficiency and automation. We are actively exploring opportunities to broaden the deployment of these capabilities across our Company to drive efficiency and long term value, with a disciplined focus on safeguarding sensitive data through secure and controlled implementation. However, the continued development and use of AI presents a number of risks and challenges to our business.
The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance, including in relation to data privacy and security laws, which mandate the protection of consumer financial information.
AI models, particularly generative AI models, may produce output or take action that is incorrect, that results in the release of private, confidential or proprietary information, that reflects biases included in the data on which they are trained, that produces output that is, or is perceived to be, discriminatory or unfair, that infringes on the intellectual property rights of others, or that is otherwise harmful.
While we have policies prohibiting our employees from using non-approved generative AI applications or websites on the Company or the Bank’s network, there can be no assurances that our employees will adhere to these policies or that such policies will be effective in mitigating the risks associated with using AI technology. Furthermore, although we have not authorized the use of any AI tools with personally identifiable or nonpublic information, employees may intentionally or inadvertently violate our policy by using personally identifiable or nonpublic information, including sensitive client information, with AI technologies.
Since personally identifiable or nonpublic information may be used with such technologies, these technologies are capable of generating output that improperly discloses such personally identifiable or nonpublic information. The use of personally identifiable or nonpublic information could result in a violation of certain laws, including data privacy laws and the data privacy and security laws, exposing us to legal liability or regulatory penalties. Furthermore, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures, which could have an adverse effect on our business, financial condition or results of operations.
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
Risks Related to Regulatory, Legal and Compliance
We are subject to substantial regulation, which increases the cost and expense of regulatory compliance and therefore reduces our net income and may negatively impact our opportunity to grow our business.
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
As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the UDFI. The FDIC and UDFI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. The Bank undergoes periodic examinations by the FDIC and UDFI. Following such examinations, the Bank may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, as well as increase its capital levels, which would likely adversely affect our results of operations. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, commercial customers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our common stock. Particularly as a result of any changes in the regulations and regulatory agencies under the Dodd-Frank Act, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. The allocation of our resources to address regulatory compliance, as well as any failure to comply with applicable requirements, may negatively impact our results of operations and financial condition.
Legislative and regulatory actions taken now or in the future, including deregulation, may increase our competition and costs and impact our business, governance structure, financial condition or results of operations.
Federal and state regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied, which are more fully discussed above in Item I. Business - “Supervision and Regulation.” Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. In addition, recent changes in the U.S. political landscape have increased the risk of deregulation of certain aspects of the financial services and banking sector, including a more relaxed enforcement policy with respect to digital assets and FinTech companies. Our profitability depends, in part, upon our ability to successfully compete with these other financial service providers and to maintain and increase market share and less regulation lowers the barrier for entry in the financial services and banking sectors, increasing our competition.
These legislative and regulatory changes, both the adoption and repeal of laws, may require us to invest significant management attention and resources to make any necessary changes to operate appropriately and efficiently and could have a material adverse effect on our business, financial condition and results of operations.
Due to Section 162(m) of the Internal Revenue Code (the “Code”), we may not be able to deduct all of the compensation of some executives, including executives of companies we may acquire in the future.
Section 162(m) of the Code generally limits to $1.0 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. As a consequence, Section 162(m) of the Code limited the deductibility of compensation to our covered employees to $1.0 million beginning with the year ended December 31, 2021. The definition of “covered employees” generally includes anyone who served as the chief executive officer during the taxable year; the two highest compensated executive officers (other than the chief executive officer), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment.
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
As a result of the foregoing, we may not be able to deduct all of the compensation paid in 2025 and future years if compensation paid to “covered employees” exceeds the thresholds established by Section 162(m) of the Code. Losing deductions under Section 162(m) of the Code could increase our income taxes and reduce our net income. A reduction in net income could negatively affect our results of operations and the price of our stock.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level. For example, in March 2022, Utah enacted the Utah Consumer Privacy Act, which provides for an additional state level regulation. Also, the Federal Trade Commission has issued a staff report on digital “dark patterns,” sophisticated design practices that can trick or manipulate consumers into buying products or services or giving up their private information, that, among other things, highlighted marketing and disclosure practices by some financial technology companies that the Federal Trade Commission claimed were deceptive because of their use of dark patterns, and this has led to numerous enforcement actions, staff reports, and statements by Federal Trade Commission officials scrutinizing marketing and disclosure practices of financial technology companies. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
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
Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.
The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks. The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers’ insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our clients and the communities in which we operate.
In addition, our offices may be vulnerable to the adverse effects of climate change. We have a substantial physical presence in the Salt Lake City, Utah, region that is prone to events such as seismic activity, drought, water scarcity and severe weather. This region has experienced and may continue to experience, climate-related events at an increasing rate. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our customers or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. Regardless of changes in federal policy, the effects of climate change and its unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.
Evolving ESG expectations could increase our costs and risks.
Regulatory, investor, and stakeholder expectations around environmental, social, and governance (“ESG”) practices continue to evolve, potentially increasing compliance costs and operational burdens. Recent shifts in U.S. policies have altered the landscape of ESG practices. The Trump Administration has rolled back several climate initiatives and withdrawn from international agreements, such as the Paris Climate Accord. These changes may reduce certain compliance requirements but also introduce uncertainty regarding future regulations. Stakeholders, including investors and customers, continue to scrutinize corporate ESG practices, and failure to meet their evolving expectations could impact our reputation and financial performance. Additionally, state-level regulations and international standards may impose differing ESG requirements, leading to potential operational complexities.
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
As of December 31, 2025, our directors and executive officers beneficially owned an aggregate of 3,183,677 shares, or approximately 23.3% of our issued and outstanding common stock. Consequently, our executive management and board of directors may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interests of our other shareholders, including you.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 1C.    CYBERSECURITY
The Company is exposed to cybersecurity threats and incidents that can range from uncoordinated individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company or its third party service providers. Our customers, strategic relationships and regulators expect us to maintain a suitable cybersecurity posture to identify, protect, detect, respond and recover from incidents that may impact the confidentiality, integrity and availability of sensitive information we possess. We evaluate the risks of data theft (including theft of sensitive, proprietary and other data categories, in addition to personal data), harm to customer or third party relationships and litigation or regulatory investigation or actions that could materially adversely affect our financial condition, results of operations and reputation. Cybersecurity risk is assessed and managed primarily through our technology, risk management, and audit teams and is overseen by our Board of Directors.
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
The cybersecurity department of the Bank’s Information Technology (“IT”) department is responsible for the day-to-day operations of our cybersecurity controls and defenses. The department is managed by the Bank’s IT Security Manager, who reports to the Bank’s Chief Technology Officer. The current IT Security Manager has more than 14 years of technology and cybersecurity experience. Our Chief Technology Officer periodically reports information about the Company’s cybersecurity risks and operational developments to our Board of Directors.
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
While we have experienced, and expect to continue to experience, cybersecurity threats, we did not experience any material cybersecurity incident in the year ended December 31, 2025. We may nevertheless be unsuccessful in the future in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For additional information regarding cybersecurity risks, see “Risk Factors - Risks Related to Technology”.
Item 2.    PROPERTIES
Our headquarters office is currently located at 756 East Winchester, Suite 100, Murray, UT 84107. The following table summarizes pertinent details of our leased office properties.

Location	Owned/ Leased	Lease Expiration	Type of Office
Murray, Utah	Leased	October 31, 2029	Corporate Headquarters
Sandy, Utah	Leased	January 31, 2027	Retail Bank Branch
We believe that the leases to which we are subject have terms that are generally consistent with prevailing market terms. None of the leases involve any of our directors, officers or beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. We believe that our facilities, which are used by each of our reportable segments, are in good condition and are adequate to meet our operating needs for the foreseeable future.
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

2:25-cv-00569-JNP-CMR. The Company has disputed the claims and is vigorously defending the lawsuit. The parties engaged in voluntary mediation on March 17, 2026, but were unable to reach an agreement on that date.
The outcome of the pending litigation described above is uncertain. We intend to defend vigorously against the foregoing pending lawsuit and any other lawsuits as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits. We also cannot provide any assurance that the ultimate resolution of any lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition. For additional information concerning contingencies and uncertainties, see Note 9 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock has been publicly traded since November 19, 2021 and is currently traded on the Nasdaq Global Market under the Symbol “FINW.”
Holders of Record
There were approximately 88 shareholders of record of the Company’s common stock as of March 16, 2026. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Recent Sales of Unregistered Securities and Issuer Repurchases of Equity Securities
There were no unregistered sales of the Company’s common stock during the fourth quarter of 2025.
On March 7, 2024, we announced that the Board had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of our common stock in the aggregate. The repurchase program expires on March 31, 2026, but may be limited or terminated at any time without prior notice. The repurchase program does not obligate us to purchase any particular number of shares. There were no repurchases of our common stock during the three months ended December 31, 2025. At December 31, 2025, 597,224 shares remain available for repurchase.
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
Overview
FinWise Bancorp, Inc. is a Utah corporation and the parent company of FinWise Bank and FinWise Investment, LLC. The Company is a registered bank holding company that is subject to supervision by Utah Department of Financial Institutions (“UDFI”) and the Federal Reserve. The Company’s assets consist primarily of its investment in the Bank and all of its material business activities are conducted through the Bank. As a Utah state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulations and supervision by both the UDFI and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are federally insured up to the maximum legal limits.
Our banking business is our only business line. Our banking business offers a diverse range of commercial and retail banking products and services, and consists primarily of originating loans in a variety of sectors. Attracting nationwide deposits from the general public, businesses and other financial institutions, and investing those deposits, together with borrowings, capital and other sources of funds, is also critical to our banking business. While our commercial and residential real estate lending and other products and services offered from our branch continue to be concentrated in and around the Salt Lake City, Utah MSA, our third-party loan origination relationships have allowed us to expand into markets across the United States. These relationships were developed to support our ability to generate significant loan volume across diverse consumer and commercial markets and have been the primary source of our growth and our consistent ability to operate profitability since developing our third-party loan origination business. Our track record has demonstrated that our products and delivery of the products help deliver sustainable asset growth and strong profitability, and that the characteristics of our business model enhances our ability to manage credit risk. We gather deposits in the Salt Lake City, Utah MSA through our one branch and nationwide from our Strategic Program service providers, SBA 7(a) borrowers, institutional deposit exchanges, brokered deposit arrangements and other deposit sources.
Our financial condition and results of operations depend primarily on our ability to (i) originate loans and leases directly, or by using our strategic relationships with third-party loan origination platforms to earn interest and non-interest income, (ii) effectively manage credit and other risks throughout the Bank, (iii) attract and retain low cost, stable deposits, and (iv) efficiently operate in compliance with applicable regulations.
Our lending focuses on two main lending areas: (i) traditional lending which includes SBA 7(a) loans, residential and commercial real estate, and commercial leasing; and (ii) Strategic Programs lending which includes held-for-sale, credit enhanced, and retained loans. For a description and analysis of the Company’s loan categories, see “Financial Condition.”
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and other reasonable assumptions under current circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily determinable from other sources. We review these estimates regularly. Actual results may differ from these estimates.
Management considers the determination of our allowance for credit losses to be a critical accounting estimate, as it involves making difficult, subjective, or complex judgments about inherently uncertain matters. Changes in this estimate, whether due to evolving circumstances from period to period or the use of other reasonable assumptions, could materially affect our financial position, results of operations, or liquidity. For further details on our accounting policy related to this estimate, refer to Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8.
Allowance for Credit Losses (“ACL”). The ACL represents management’s estimate of expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and measured on a collective basis for loans that share similar risk characteristics. At each reporting date, we assess whether loans within a given pool continue to exhibit similar risk characteristics or whether certain loans should be evaluated individually. Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. Accordingly, assumptions regarding loan life may have a significant impact on the ACL. The Company segments its loan portfolio in a manner consistent with how credit risk is managed.
The Company utilizes multiple approaches to estimate expected credit losses, depending on the loan segment:
•Approach: For certain loan segments, the Company applies a non-discounted cash flow approach using loan‑level assumptions and relevant information from internal and external sources related to historical experience, current conditions, and reasonable and supportable forecasts.
•Approach: For other loan segments, the Company employs a vintage‑based approach that evaluates cumulative loss performance by origination period. Expected losses for each product are anchored to the most severe loss experience observed for comparable vintages at a similar stage of seasoning. This methodology is designed to conservatively estimate losses over the life of the product, even for unseasoned vintages.
The ACL also includes qualitative reserves for expected losses that may not be fully captured by the quantitative models. Qualitative factors considered include, among others, general business and economic conditions, borrower financial condition, and the volume and severity of past‑due and nonaccrual loans. Based on this assessment, the Company records a provision for credit losses to maintain the ACL at a level deemed appropriate by management.
The determination of the ACL is considered a critical accounting estimate, as it requires significant judgment and the use of subjective assumptions, including management’s evaluation of overall portfolio quality. The Company maintains the ACL at an amount it believes is sufficient to cover expected credit losses inherent in the loan portfolio as of each balance sheet date. Changes in economic conditions or portfolio composition may result in fluctuations in the provision for credit losses.
The ACL increased from $13.2 million at December 31, 2024, to $36.8 million at December 31, 2025. This increase was primarily driven by growth in loan balances, including a significant increase in credit‑enhanced balances, which increased from $0.9 million at December 31, 2024 to $108.1 million at December 31, 2025. For additional information, see Note 3 – Loans to the consolidated financial statements included in Part II, Item 8.
Changes in assumptions and estimates may materially affect the ACL and, in turn, the Company’s financial position, liquidity, and results of operations. To assess the sensitivity of the ACL to changes in key assumptions, management performed a hypothetical sensitivity analysis focused on the national unemployment forecast. All model inputs and assumptions were held constant except for unemployment, which was stressed from the baseline 12-month forecast provided by Fannie Mae (ranging from 4.5% to 4.6%) to a theoretical 9.0% over the full 12 month forecast period. Incorporating this stressed forecast into both the quantitative and qualitative components of the CECL framework resulted in an incremental $1.7 million increase in the ACL, representing an approximate 4.7% increase. This stressed forecast scenario would have the allowance to total loans and leases increase from 6.3% to 6.5% at December 31, 2025.
Executive Summary
This executive summary provides certain 2025 and 2024 consolidated financial highlights from the discussion and analysis that follows:
•Originations of total loans increased by $1.1 billion to $6.1 billion for the year ended December 31, 2025 compared to the year ended December 31, 2024. New strategic programs and organic growth through certain established strategic programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 9.23% for the year ended December 31, 2025, compared to 9.99% for the year ended December 31, 2024. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities.
•FinWise generated net income of $16.1 million and $12.7 million for the year ended December 31, 2025 and 2024, respectively. Net income increased as we benefited from the past investment in expansion of our product offerings.
•Total assets increased by $231.2 million to $977.1 million as of December 31, 2025 compared to December 31, 2024, principally in our Strategic Program loans held-for-sale and credit enhanced Strategic Program loans held-for-investment. We believe our strong capital levels support our current and planned growth strategy.

Fintech Relationships and Program Launches
During the year ended December 31, 2025, we developed the following relationships and program offerings with fintech companies:
•We announced our new strategic lending program with Backd Business Funding (“Backd”) to provide business installment loans to small and medium-sized businesses. We also provided Backd with access to our credit enhanced balance sheet program.
•We entered into a strategic program agreement with DreamFi, Inc. to support underserved and underbanked communities.
•We entered into a program management, network issuer processor and servicer agreement with Tallied Technologies, Inc. (“Tallied”) with the intent to deliver credit card products and card processing solutions to Fintechs, their businesses, and their customers. As a result of this partnership, FinWise issued two Mastercard co-branded credit cards and purchased an existing credit card portfolio. FinWise will serve as the issuing bank, provide compliance and risk management oversight and credit enhanced balance sheet support for the card programs.
•Launched existing partner Plannery on MoneyRailsTM for payment servicing of loans that the Bank originates.
During the year ended December 31, 2024, we entered into the following new strategic program relationships:
•FinWise Bank and Albert entered into a strategic partnership to jointly launch lending products.
•We enhanced our portfolio of private student loan products through our new strategic lending program with Earnest, to help students and their families with education financing.
•We announced our strategic payments program with FUTR Payments (formerly Hank Payments Corp.) to support automated payment processing and remittance capabilities.
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
Our Payments (MoneyRails™) and Bank Identification Number (“BIN”) Sponsorship products which, together with our Strategic Programs, comprise the Bank’s Fintech Banking and Payment Solutions offerings. Payments (MoneyRails™) connects our customers to the Bank’s API-driven banking services ledger.

Results of Operations for the Years Ended December 31, 2025 and 2024
The following table sets forth the principal components of net income for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
Interest income	$92,478	$74,352
Interest expense	(20,295)	(15,440)
Net interest income	72,183	58,912
Provision for credit losses	(38,573)	(11,573)
Non-interest income	58,483	22,485
Non-interest expense	(70,333)	(52,835)
Provision for income taxes	(5,669)	(4,247)
Net income	$16,091	$12,742
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
Net interest income increased $13.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to volume increases in the loans held-for-investment and loans held-for-sale portfolios and was partially offset by increased volume in the certificates of deposit portfolio. Average interest-earning assets increased by $192.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, while the related yield on average interest earning assets decreased by 77 basis points to 11.83%. Average interest-bearing liabilities increased by $166.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, while the related cost of funds decreased 55 basis points to 4.02%.
NIM decreased to 9.23% for the year ended December 31, 2025 from 9.99% for the year ended December 31, 2024 primarily as a result of our increased lending to lower risk borrowers with lower yields on loans as part of our strategy to reduce average credit risk in the loan portfolio, which was offset in part by the growth in the higher yielding credit enhanced portfolio of $107.2 million.
Average Balances and Yields. The following table presents average balances for assets and liabilities, the total dollar amounts of interest income from interest-earning assets, the total dollar amounts of interest expense on interest-bearing liabilities, the resulting average yields and costs, and NIM. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balances for assets or liabilities, respectively, for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yield/rates. Average balances have been calculated using daily averages. Loan fees are included in interest income on loans and represent net fees of approximately $2.0 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively.

	Years Ended December 31,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$93,107	$3,902	4.19%	$87,086	$4,563	5.24%
Investment securities	40,449	1,489	3.68%	26,691	897	3.36%
Loans held-for-sale	112,778	21,884	19.40%	58,896	17,698	30.05%
Loans held-for-investment(1)	535,671	65,203	12.17%	417,207	51,194	12.27%
Total interest-earning assets	782,005	92,478	11.83%	589,880	74,352	12.60%
Noninterest-earning assets	57,484			47,598
Total assets	$839,489			$637,478
Interest-bearing liabilities:
Demand	$71,824	$2,542	3.54%	$59,317	$2,108	3.55%
Savings	10,768	123	1.14%	9,574	66	0.69%
Money market accounts	20,376	763	3.75%	12,284	452	3.68%
Certificates of deposit	401,302	16,867	4.20%	256,575	12,814	4.99%
Total deposits	504,270	20,295	4.02%	337,750	15,440	4.57%
Other borrowings	13	—	0.05%	126	—	0.34%
Total interest-bearing liabilities	504,283	20,295	4.02%	337,876	15,440	4.57%
Noninterest-bearing deposits	125,490			107,760
Noninterest-bearing liabilities	28,055			26,634
Shareholders’ equity	181,661			165,208
Total liabilities and shareholders’ equity	$839,489			$637,478
Net interest income and interest rate spread(2)		$72,183	7.80%		$58,912	8.03%
Net interest margin(3)			9.23%			9.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			155.07%			174.58%
(1) Loans placed on nonaccrual status are included in loan balances. See “Nonperforming Assets” below.
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

	Year Ended December 31,
	2025 vs. 2024
	Increase (Decrease) Due to Change in
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(1,010)	$349	$(661)
Investment securities	92	500	592
Loans held-for-sale	(2,645)	6,831	4,186
Loans held-for-investment	(407)	14,416	14,009
Total interest income	(3,970)	22,096	18,126
Interest expense:
Demand	(6)	440	434
Savings	48	9	57
Money market accounts	9	302	311
Certificates of deposit	(1,581)	5,634	4,053
Other borrowings	—	—	—
Total interest-bearing liabilities	(1,530)	6,385	4,855
Net interest income	$(2,440)	$15,711	$13,271
Provision for Credit Losses
The following table presents the components of the provision for credit losses for the periods indicated:

	Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement	$23,924	$111	$23,813	21,453.2%
Strategic Program loans - without credit enhancement	8,611	7,729	882	11.4%
All other loans	5,944	3,408	2,536	74.4%
Provision for credit losses on loans	38,479	11,248	27,231	242.1%
Provision for unfunded commitments	94	325	(231)	(71.1)%
Provision for credit losses	$38,573	$11,573	$27,000	233.3%
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
The increase in the provision for credit losses for the year ended December 31, 2025, compared to the same period in 2024 resulted primarily from growth in the credit enhancement loan portfolio as well as higher net charge-offs resulting from the adoption of more conservative servicing and administration standards which prompted an accelerated classification of nonperforming loans and charge-offs.

Non-interest Income
The following table presents the major categories of non-interest income for the periods indicated:

	Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Non-interest income:
Strategic Program fees	$22,024	$17,762	$4,262	24.0%
Gain on sale of loans, net	6,373	2,036	4,337	213.0%
SBA loan servicing fees, net	(156)	1,137	(1,293)	(113.7)%
Change in fair value on investment in BFG	1,300	(625)	1,925	308.0%
Credit enhancement income	23,924	111	23,813	21,453.2%
Other miscellaneous income	5,018	2,064	2,954	143.1%
Total non-interest income	$58,483	$22,485	$35,998	160.1%
The increase in total non-interest income for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to increases in credit enhanced loan balances of $107.2 million which generated higher credit enhancement income. Additionally, the increased sales of the guaranteed portions of SBA 7(a) loans led to an increase in gains on loan sales, while higher originations resulted in increased Strategic Program fees. Other miscellaneous income also increased, largely because of a charge in the prior year period of $0.9 million to remove unamortized broker premiums upon calling $160.0 million of callable certificates of deposits, an increase in dividends received from our investment in BFG of $0.9 million as well as an increase in operating lease rental income of $1.0 million. Offsetting these non-interest income increases in part was a decrease in SBA loan servicing fees, net, due to an increase in the provision for SBA servicing losses resulting from a change in assumptions used in valuing the SBA servicing asset.
Non-interest Expense
Non-interest expense has increased as we have grown and as we have expanded and modernized our operational infrastructure and continued to implement our plan to build an efficient, integrated fintech banking operation with significant capacity for growth.
The following table presents the major categories of non-interest expense for the periods indicated:

	Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$42,288	$35,205	$7,083	20.1%
Professional services	3,630	4,736	(1,106)	(23.4)%
Occupancy and equipment expenses	1,877	2,179	(302)	(13.9)%
Credit enhancement servicing expense	1,222	1	1,221	112,134.6%
Credit enhancement guarantee expense	8,533	8	8,525	111,846.3%
Other operating expenses	12,783	10,706	2,077	19.4%
Total non-interest expense	$70,333	$52,835	$17,498	33.1%
The increase in total non-interest expense for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase in credit enhancement program expenses related to growth in credit enhanced loans and an increase in salaries and employee benefits of which $1.7 million was attributable to the amortization of deferred compensation awards incurred to retain and motivate our employees. The increases in other operating expenses were primarily due to expenditures on computer software of $1.5 million and operating lease depreciation of $0.8 million.

Partially offsetting these non-interest expense increases was a decrease in professional services primarily resulting from a reduction in contract services of $1.0 million connected to the development of various programs that launched during 2025.
Provision for Income Taxes
The provision for income taxes totaled $5.7 million at an effective tax rate of 26.1% for the year ended December 31, 2025, compared to $4.2 million at an effective tax rate of 25.0% for the year ended December 31, 2024. The increase in provision for income taxes and the effective tax rate from the prior year period was principally due to an increase in the exclusion of compensation expense for highly compensated individuals and the apportionment of income between states with various tax rates.
Net Income
The increase in net income for the year ended December 31, 2025, compared to the same period in 2024, was primarily the result of the factors discussed in the foregoing sections.
Segment Results
As further described in Note 17, Segments, in Part I, Item 8 of this Report, during the third quarter of 2025, we implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by our chief operating decision maker (“CODM”) to review our financial performance and determine how to allocate resources. Our operations are comprised of three reportable segments: traditional banking, banking as a service and treasury and administration.
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
For periods prior to July 1, 2025, our operations were managed and reported as a single segment, and historical financial data by segment was not maintained. Accordingly, it is not practicable to present segment information for prior periods. In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income before other operating expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following table provides segment information for the period indicated (dollars in thousands):

	For the Year Ended December 31, 2025
	Traditional Banking	BaaS	Treasury/Other	Intersegment Eliminations(1)	Total
Interest income	$33,438	$53,673	$18,611	$(13,244)	$92,478
Interest expense	13,992	2,957	16,590	(13,244)	20,295
Net interest income	19,446	50,716	2,021	—	72,183
Non-interest income	12,448	44,582	2,804	—	59,834
Non-interest expense:
Salaries and benefits	4,241	8,951	818	—	14,010
Other non-interest expense	5,389	14,340	346	—	20,075
Provision for credit losses	5,917	32,656	—	—	38,573
Income before other operating expense allocations	16,347	39,351	3,661	—	59,359
Other operating expense allocations	12,450	25,149	—	—	37,599
Income before taxes	3,897	14,202	3,661	—	21,760
Income tax expense	1,015	3,700	954	—	5,669
Net income	$2,882	$10,502	$2,707	$—	$16,091

(1) Interest income and expense are allocated to segments based on their respective funding requirements using an internal transfer pricing methodology. The treasury and administration segment earns interest income from providing funds to the traditional banking and BaaS segments, and incurs interest expense for the deposits or borrowings obtained to support the businesses. The internal interest flows are eliminated at the consolidated level through the intersegment/eliminations column.
The BaaS segment’s strong performance for the year ended December 31, 2025 underscores the success of our Strategic Program initiatives, while traditional banking continues to provide a stable business. Treasury and administration remains focused on optimizing liquidity and supporting the funding needs of our other operating segments.
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
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of December 31, 2025 and 2024.

	As of December 31,		Change
($ in thousands)	2025	2024	$	%
Interest-bearing deposits in other banks	$151,318	$99,562	$51,756	52.0%
Investment securities available-for-sale, at fair value	27,755	29,930	(2,175)	(7.3)%
Investment securities held-to-maturity, net	9,927	12,565	(2,638)	(21.0)%
Strategic Program loans held-for-sale, at lower of cost or fair value	146,473	91,588	54,885	59.9%
Loans held-for-investment, net	541,551	447,812	93,739	20.9%
Total assets	977,135	745,976	231,159	31.0%
Deposits	754,561	544,952	209,609	38.5%
Total liabilities	783,940	572,256	211,684	37.0%
Total shareholders' equity	193,195	173,720	19,475	11.2%
Total equity to total assets	19.8%	23.3%		(3.5)%
Interest-Bearing Deposits in Other Banks
The increase in interest-bearing deposits in other banks from December 31, 2025 to December 31, 2024, was primarily due to deposits received in late December from strategic partners with student loan programs in anticipation of increased activity in January 2026. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements.
We classify investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”) based on our intentions and our ability to hold such securities until maturity. In determining such classifications, securities that we have the intent and the ability to hold until maturity are classified as HTM and carried at amortized cost. All other securities are designated as AFS and carried at estimated fair value with unrealized gains and losses included in shareholders’ equity on an after-tax basis.

The following table summarizes the weighted-average yields of our investment securities at December 31, 2025. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.32%	4.18%	—%	—%	4.19%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.34%	1.33%	1.80%	1.82%
Collateralized mortgage obligations	—%	3.14%	—%	2.53%	2.61%
Total	4.32%	4.14%	1.33%	2.22%	3.66%
There were no sales or transfers of investment securities between classifications during the years ended December 31, 2025 and December 31, 2024.
At December 31, 2025, there were seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities, in an unrealized loss position as of December 31, 2025 and twenty-two securities, consisting of four U.S. Treasuries, eight collateralized mortgage obligations and ten mortgage-backed securities, in an unrealized loss position as of December 31, 2024.
Strategic Program Loans Held-for-Sale
We, through our Strategic Program service providers, offer unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Loans originated through these programs are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. We generally retain the loans and/or receivables for one to four business days after origination before selling the loans and/or receivables to the Strategic Program provider or another investor. Interest income is earned by us while holding the loans. These loans are classified as held-for-sale on the balance sheet and measured at the lower of cost or market.
Our Strategic Program loans held-for-sale increased $54.9 million as of December 31, 2025 compared to December 31, 2024, primarily as a result of greater hold periods for new originations for certain programs and a higher level of originations in 2025 compared to 2024.
Loans Held-for-Investment Portfolio
Through our diversification efforts we have built a portfolio that we believe positions us to withstand economic shifts. For example, we focus on industries and loan types that have historically lower loss rates such as professional, scientific and technical services (including law firms), non-store retailers (e-commerce), and ambulatory healthcare services.

The following table summarizes our gross loan portfolio held-for-investment by loan program as of the periods indicated:

	As of December 31,
	2025		2024
($ in thousands)	Amount	% of total loans	Amount	% of total loans
SBA(1)	$205,615	35.1%	$255,056	54.8%
Commercial leases	78,743	13.4%	70,153	15.1%
Commercial, non real estate	4,201	0.7%	3,691	0.8%
Residential real estate	59,602	10.2%	51,574	11.1%
Strategic Program loans:
Strategic Program loans - with credit enhancement	108,131	18.5%	891	0.2%
Strategic Program loans - without credit enhancement	21,637	3.7%	19,231	4.1%
Commercial real estate:
Owner occupied	84,016	14.3%	41,046	8.8%
Non-owner occupied	1,638	0.3%	1,379	0.3%
Consumer	21,926	3.8%	22,212	4.8%
Total loans held-for-investment, gross	$585,509	100.0%	$465,233	100.0%
(1)SBA loans as of December 31, 2025 and December 31, 2024 include $102.7 million and $158.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of December 31, 2025 and December 31, 2024, we had total SBA 7(a) loans of $205.6 million and $255.1 million, respectively, representing 35.1% and 54.8% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5.0 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. Historically, we have generally sold the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion. In light of suppressed gain-on-sale premiums and increasing variable loan rates during 2023, we retained on our balance sheet a greater percentage of the guaranteed portion of certain SBA loans that we originated than we have historically, which we believe will benefit us through stronger government guaranteed held-for-investment loan growth and an increased recurring stream of interest income and partially offset the decline in gain-on-sale revenue. During the third quarter of 2024 and considering the wider spreads on sale of SBA loans available, FinWise resumed selling limited amounts of SBA loans.
Commercial leases
As of December 31, 2025 and December 31, 2024, we had total commercial leases of $78.7 million and $70.2 million, respectively, representing 13.4% and 15.1% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests is generally scorecard-based. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with our funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of December 31, 2025 and December 31, 2024, we had total commercial non-real estate loans of $4.2 million and $3.7 million, respectively, representing 0.7% and 0.8% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of December 31, 2025 and December 31, 2024, we had total residential real estate loans of $59.6 million and $51.6 million, respectively, representing 10.2% and 11.1% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our consolidated balance sheets for investment.
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
Strategic Program loans with credit enhancement
The Strategic Program loans with credit enhancement are distinct from our traditional loan portfolio in that the sponsoring fintech company guarantees the credit and fraud losses associated with these loans. Credit enhanced Strategic Program loans totaled $108.1 million and $0.9 million as of December 31, 2025 and 2024, representing 18.5% and 0.2% of our total loans held-for-investment, respectively. This significant increase reflects the expansion of the credit enhanced program and its impact on our balance sheet. The Reconciliations of Non-GAAP Financial Measures section of this report below further details the impact of the credit enhancement program on our allowance for credit losses and related non-GAAP financial measures.
Strategic Program loans without credit enhancement
Strategic Program loans without credit enhancement totaled $21.6 million and $19.2 million as of December 31, 2025 and December 31, 2024, representing 3.7% and 4.1% of our total loans held-for-investment, respectively. Unlike the credit enhanced loans, these non-credit enhanced loans do not benefit from a third-party guarantee or indemnification of credit and fraud losses by the Strategic Program service provider. As a result, the Bank retains the full credit and fraud losses associated with these loans, and they are subject to our standard credit risk management, monitoring, and allowance for credit losses under the CECL model. The accounting for non-credit enhanced Strategic Program loans is consistent with our other held-for-investment loan portfolios. While the non-credit enhanced Strategic Program loans represent a smaller portion of our overall loan portfolio, they provide additional diversification and support our broader fintech strategy.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of December 31, 2025 and December 31, 2024, we had total commercial real estate loans of $85.7 million and $42.4 million, respectively, representing 14.6% and 9.1% of our total loans held-for-investment, respectively. Of these amounts, $84.0 million and $41.0 million represented owner occupied properties as of December 31, 2025 and December 31, 2024, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of December 31, 2025 and December 31, 2024, we had total consumer loans of $21.9 million and $22.2 million, respectively, representing 3.8% and 4.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of December 31, 2025:

As of December 31, 2025	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$355	$1,420	$2,783	$1,316	$5,874
Commercial leases	23,825	54,135	782	—	78,742
Commercial, non-real estate	999	2,937	265	—	4,201
Residential real estate	6,838	6,156	—	—	12,994
Strategic Program loans	120,226	9,518	23	1	129,768
Commercial real estate
Owner occupied	2,257	4,766	—	—	7,023
Non-owner occupied	177	485	924	52	1,638
Consumer	6,153	14,172	1,599	—	21,924
Subtotal fixed rate loans	160,830	93,589	6,376	1,369	262,164

Variable rate loans:
SBA	16,433	64,757	81,566	36,985	199,741
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	42,218	2,742	1,648	—	46,608
Strategic Program loans	—	—	—	—	—
Commercial real estate
Owner occupied	8,185	32,445	33,888	2,475	76,993
Non-owner occupied	—	—	—	—	—
Consumer	3	—	—	—	3
Subtotal variable rate loans	66,839	99,944	117,102	39,460	323,345
Total	$227,669	$193,533	$123,478	$40,829	$585,509
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were contractually due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether such loans are actually past due. In general, we place loans on nonaccrual status when they become 90 days past due unless they are both well secured and in the process of collection. We also place loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent recoveries received (either from payments received from the customer, derived from the disposition of collateral or from legal action, such as judgment enforcement) exceed liquidation expenses incurred and outstanding principal.

A nonaccrual asset may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) when asset otherwise becomes well secured and is not in the process of collection.
Any loan, or portion of a loan, which we deem to be uncollectible is charged off to the extent of the anticipated loss. In general, the reported balance of commercial loans that are past due for 90 days or more are reduced to the estimated net realizable value. Consumer loans and credit card balances are charged off at no later than 120 days and 180 days, respectively. We believe our disciplined lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our loan officers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
We had a total of $43.7 million in nonperforming assets, which included $0.5 million in material loan modifications, at December 31, 2025. The amount of nonperforming assets as of December 31, 2025 includes $24.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $36.5 million in nonperforming assets, which included $0.8 million in material loan modifications, at December 31, 2024. The amount of nonperforming assets as of December 31, 2024 includes $19.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets and material loan modifications from the prior year was primarily attributable to the increase in the SBA 7(a) loan portfolio being classified as nonaccrual mainly due to the negative impact of sustained elevated interest rates on our small business borrowers. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default has become and continues to be elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications without prior FinWise consent to react immediately to borrower contact and optimize collections. As of December 31, 2025 and 2024, the balance of outstanding loan modifications was approximately $0.2 million and $4.4 million, respectively.
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
Accurate and timely loan risk grading is considered a critical component of an effective credit risk management system. Loan grades take into consideration the borrower’s financial condition, industry trends, and the economic environment. Loan risk grades are changed as necessary to reflect the risk inherent in the loan. Among other things, we use loan risk grading information for loan pricing, risk and collection management and determining credit loss reserve adequacy. Further, on a quarterly basis, the Loan Committee holds a Loan Risk Grade meeting, to review all loans in our portfolio for accurate risk grading. Any required changes to the loan risk grading are made after the Loan Risk Grade meeting to provide for accurate reporting. Reporting is achieved in Loan Committee minutes, which minutes are reviewed by the Board. We supplement credit department supervision of the loan underwriting, approval, closing, servicing and risk grading process with periodic loan reviews by risk department personnel specific to the testing of controls.
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

The following tables present a summary of changes in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024
ACL:
Beginning balance	$13,176	$12,888
Provision for credit losses	38,479	11,248
Charge-offs
Construction and land development	—	—
Residential real estate	(954)	(297)
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	(1,832)	(1,039)
Non-owner occupied	—	(221)
Commercial and industrial	(933)	(889)
Consumer	(559)	(134)
Commercial leases	(294)	(293)
Strategic Program loans	(11,841)	(9,796)
Recoveries
Construction and land development	—	—
Residential real estate	11	65
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	153	334
Non-owner occupied	—	—
Commercial and industrial	15	17
Consumer	18	6
Commercial leases	29	92
Strategic Program loans	1,328	1,195
Ending balance	$36,796	$13,176
The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of December 31, 2025, and 2024. The ACL related to Strategic Programs constitutes 77.0% and 47.8% of the total ACL while comprising 22.2% and 4.3%, respectively, of total loans held-for-investment as of December 31, 2025 and 2024, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	December 31, 2025		December 31, 2024
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$970	8.4%	$374	9.1%
Residential real estate	777	9.6%	788	13.2%
Residential real estate multifamily	62	0.5%	38	0.4%
Commercial real estate
Owner occupied	3,267	36.0%	2,834	40.9%
Non-owner occupied	104	1.6%	113	2.8%
Commercial and industrial	773	4.5%	700	9.5%
Consumer	679	3.7%	638	4.8%
Commercial leases	1,838	13.5%	1,387	15.0%
Strategic Program loans:
Strategic Program loans - with credit enhancement	22,396	18.5%	111	0.2%
Strategic Program loans - without credit enhancement	5,930	3.7%	6,193	4.1%
Total	$36,796	100.0%	$13,176	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2025:

	ACL to Total LHFI	Nonaccrual loans to Total LHFI	ACL to Nonaccrual loans
Construction and land development	2.0%	4.7%	42.4%
Residential real estate	1.4%	19.9%	6.9%
Residential real estate multifamily	2.0%	—%	—%
Commercial real estate
Owner occupied	1.6%	11.3%	13.7%
Non-owner occupied	1.1%	28.8%	3.8%
Commercial and industrial	2.9%	8.6%	34.4%
Consumer	3.1%	0.2%	1,297.1%
Commercial leases	2.3%	1.1%	214.0%
Strategic Program loans	21.8%	—%	—%
Total	6.3%	7.4%	85.1%

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
When comparing December 31, 2025 to December 31, 2024, the increase in ACL to total LHFI was primarily due to the growth in the credit enhanced loans included in the Strategic Program loans held-for-investment. The decrease in nonaccrual loans to total loans held-for-investment from December 31, 2024 to December 31, 2025 was primarily due to the growth in the loans held-for-investment portfolio. The increase in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the credit enhanced loans included in the Strategic Program loans held-for-investment offset in part by the increase in nonaccrual loans, concentrated in the SBA product.
The following table summarizes net charge-offs (“NCO”), average loans and the ratio of NCO to average loans for the periods indicated:

	Years Ended
	December 31, 2025			December 31, 2024
($ in thousands)	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans	Net Charge- Offs (Recoveries)	Average Loans	NCO (Recovery) to Average Loans
Construction and land development	$—	$48,971	—%	$—	$31,558	—%
Residential real estate	943	59,933	1.6%	232	54,964	0.4%
Residential real estate multifamily	—	2,231	—%	—	1,219	—%
Commercial real estate
Owner occupied	1,679	222,584	0.8%	705	190,214	0.4%
Non-owner occupied	—	11,936	—%	221	16,407	1.3%
Commercial and industrial	918	40,826	2.2%	872	31,065	2.8%
Consumer	541	23,886	2.3%	128	16,478	0.8%
Lease financing receivables	265	43,410	0.6%	201	56,675	0.4%
Strategic Program loans	10,513	81,894	12.8%	8,601	18,627	46.2%
Total	$14,859	$535,671	2.8%	$10,960	$417,207	2.6%
The ratio of net charge-offs to average loans outstanding by loan category increased slightly during the year ended December 31, 2025 as compared to the year ended December 31, 2024, due primarily to a higher growth rate in the average balances of Strategic Program loans related to the credit enhanced program when compared to the growth rate of net charge-offs in that program.

Total Assets
Total assets at December 31, 2025 were $977.1 million, an increase of $231.2 million from December 31, 2024. The increase in total assets was due primarily to increases in loans held-for-investment, net, of $93.7 million, Strategic Program loans held-for-sale of $54.9 million, interest-bearing cash deposits of $51.8 million, and credit enhancement asset of $22.3 million. The increased loan balances are generally consistent with our strategy to grow the loan portfolio with higher quality lower risk assets.
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
The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	December 31, 2025		December 31, 2024
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$168,442	22.3%	$126,782	23.3%
Interest-bearing deposits:
Demand	74,817	9.9%	71,403	13.1%
Savings	11,017	1.5%	9,287	1.7%
Money markets	22,017	2.9%	16,709	3.0%
Time certificates of deposit	478,268	63.4%	320,771	58.9%
Total period end deposits	$754,561	100.0%	$544,952	100.0%
The increase in total deposits as of December 31, 2025, compared to December 31, 2024, was primarily due to an increase in brokered time deposits of $153.4 million, which were added to fund loan growth and increase balance sheet liquidity. Additionally, noninterest bearing demand deposits increased $41.7 million, primarily related to collateral deposits by certain strategic programs in anticipation of increased volumes in student loan fundings in January 2026.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $204.1 million and $183.2 million as of December 31, 2025 and December 31, 2024, respectively. Estimated uninsured deposits at the Bank as of December 31, 2025 include $62.1 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $58.2 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our estimated uninsured time deposits, those amounts that exceed the FDIC insurance limit, at December 31, 2025 is as follows:

	December 31, 2025
($ in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, uninsured	$277	$1,779	$605	$1,585	$4,246
Total Liabilities
Total liabilities increased from $572.3 million at December 31, 2024 to $783.9 million at December 31, 2025 primarily due to an increase in deposits as discussed above.

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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At December 31, 2025, we had the ability to access $193.8 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with three correspondent banks to borrow up to $16.1 million in overnight funds. We also maintain a $20.5 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of December 31, 2025.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2025, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $163.4 million and constituted 16.7% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $19.5 million to $193.2 million at December 31, 2025 compared to $173.7 million at December 31, 2024, primarily due to earnings of $16.1 million reported for the period. The Company did not pay a dividend in 2024 or 2025.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 19.8% and 23.3% as of December 31, 2025 and December 31, 2024, respectively.
Our return on average equity was 8.9% and 7.7% for the years ended December 31, 2025 and 2024, respectively. Our return on average assets was 1.9% and 2.0% for the years ended December 31, 2025 and 2024, respectively.

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
As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 8 - Capital Requirements to the consolidated financial statements included in Part II, Item 8 for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of March 6, 2024 and authorizes us to repurchase up to 641,832 shares of our common stock in the aggregate in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Exchange Act, as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. The repurchase program expires on March 31, 2026. During the three months ended December 31, 2025, there were no open-market share repurchases. Since the repurchase program’s inception, we have repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our significant contractual obligations as of December 31, 2025:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$276,293	$276,293	$—	$—	$—
Time deposits	478,268	364,063	77,107	26,475	10,623
Operating lease obligations	4,575	1,212	2,346	1,017	—
Total	$759,136	$641,568	$79,453	$27,492	$10,623
Off-Balance Sheet Financing Arrangements
In the normal course of business, we enter into certain off-balance sheet arrangements to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For details of our commitments to extend credit please see Note 9 - Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8.

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
FinWise has entered into agreements with certain of its Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. We estimate and record a provision for expected losses for these Strategic Program loans in accordance with GAAP, which requires estimation of the provision without consideration of the credit enhancement. When the provision for expected losses over the life of the loans that are subject to such credit enhancement is recorded, a credit enhancement asset reflecting the future recovery of those estimated credit losses pursuant to the strategic partner’s guarantee to assume the Bank’s credit losses on each of the loans in the respective guaranteed portfolio is also recorded on the balance sheet in the form of non-interest income (credit enhancement income). Reimbursement or indemnification for incurred losses is provided for in the form of a deposit reserve account that is replenished periodically by the respective Strategic Program service provider. The credit enhancement asset is reduced as credit enhancement payments and recoveries are received from the Strategic Program service provider or taken from its cash reserve account. If the Strategic Program service provider is unable to fulfill its contracted obligations under its credit enhancement agreement, then the Bank could be exposed to the loss of the reimbursement and credit enhancement income as a result of this counterparty risk. In the event the Strategic Program service provider is not able to perform according to the contractual terms, the Bank is entitled to receive all the income on the loans. The Bank incurs expenses for the amounts owed to the strategic partner for the credit guarantee and for servicing of the credit enhanced portfolio, if applicable (credit enhancement program expenses). See the following reconciliations of non-GAAP measures for the impact of the credit enhancement on our financial condition and results.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2025			December 31, 2024
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$535,671	$65,203	12.17%	$417,207	$51,194	12.27%
Less: credit enhancement program expenses		(9,755)			(9)
Net of adjustment for credit enhancement program expenses	$535,671	$55,448	10.35%	$417,207	$51,185	12.27%
Total interest income on LHFI net of credit enhancement program expenses and the average yield on LHFI are non-GAAP measures that include the impact of credit enhancement program expenses on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on net interest income and NIM:

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2025			December 31, 2024
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$782,005	$72,183	9.23%	$589,880	$58,912	9.99%
Less: credit enhancement program expenses		(9,755)			(9)
Net of adjustment for credit enhancement program expenses	$782,005	$62,428	7.98%	$589,880	$58,903	9.99%
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
Non-interest expenses less credit enhancement program expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement program expenses on non-interest expense:

($ in thousands; unaudited)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total non-interest expense	$70,333	$52,835
Less: credit enhancement program expenses	(9,755)	(9)
Total non-interest expense less credit enhancement program expenses	$60,578	$52,826
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
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total non-interest income	$58,483	$22,485
Less: credit enhancement income	(23,924)	(111)
Total non-interest income less credit enhancement income	$34,559	$22,374
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

The following non-GAAP measure is presented to illustrate the effect of the credit enhancement program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of December 31, 2025	As of December 31, 2024
Allowance for credit losses	$36,796	$13,176
Less: allowance for credit losses related to credit enhanced loans	(22,411)	(111)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$14,385	$13,065
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhancement program on the allowance for credit losses. The total outstanding balance of loans held-for-investment with credit enhancement as of December 31, 2025 and 2024 was approximately $108.1 million and $0.9 million, respectively.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of December 31, 2025:
IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(10.4)%	(8.0)%	(5.0)%	(2.3)%	—%	2.2%	4.8%	7.4%	9.9%
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
The following table illustrates the results of our EVE analysis as of December 31, 2025:
ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(23.6)%	(15.9)%	(8.9)%	(3.8)%	—%	3.2%	6.1%	8.8%	11.1%

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FinWise Bancorp and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Baker Tilly US, LLP
Everett, Washington
March 20, 2026
We have served as the Company’s auditor since 2018.

FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,082	$9,600
Interest-bearing deposits in other banks (restricted cash of $4.1 million and $3.2 million, respectively)	151,318	99,562
Total cash and cash equivalents	163,400	109,162
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $27.5 million and $30.0 million, respectively)	27,755	29,930
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $9.0 million and $11.1 million, respectively)	9,927	12,565
Investment in Federal Home Loan Bank (“FHLB”) stock, at cost	440	349
Strategic Program loans held-for-sale, at lower of cost or fair value	146,473	91,588
Loans held-for-investment, net of allowance for credit losses of $36.8 million and $13.2 million, respectively	541,551	447,812
Credit enhancement asset	22,411	111
Premises and equipment, net	2,540	3,548
Assets subject to operating leases, net of accumulated depreciation of $4.7 million and $2.7 million, respectively	12,575	10,176
Accrued interest receivable	3,707	3,566
Deferred income taxes, net	2,345	—
Small Business Administration (“SBA”) servicing asset, net	3,547	3,273
Investment in Business Funding Group (“BFG”), at fair value	9,000	7,700
Operating lease right-of-use (“ROU”) assets	2,963	3,564
Income taxes receivable, net	3,545	8,868
Other assets	24,956	13,764
Total assets	$977,135	$745,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$168,442	$126,782
Interest-bearing	586,119	418,170
Total deposits	754,561	544,952
Accrued interest payable	2,632	1,494
Income taxes payable, net	837	4,423
Deferred income taxes, net	—	899
Operating lease liabilities	4,408	5,302
Other liabilities	21,502	15,186
Total liabilities	783,940	572,256

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,655,961 and 13,211,640 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	14	13
Additional paid-in-capital	60,958	56,926
Retained earnings	132,197	116,594
Accumulated other comprehensive income, net of tax	26	187
Total shareholders’ equity	193,195	173,720
Total liabilities and shareholders’ equity	$977,135	$745,976
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Interest income
Interest and fees on loans	$87,087	$68,892
Interest on securities	1,489	897
Other interest income	3,902	4,563
Total interest income	92,478	74,352

Interest expense
Interest on deposits	20,295	15,440
Total interest expense	20,295	15,440
Net interest income	72,183	58,912

Provision for credit losses	38,573	11,573
Net interest income after provision for credit losses	33,610	47,339

Non-interest income
Strategic Program fees	22,024	17,762
Gain on sale of loans, net	6,373	2,036
SBA loan servicing fees, net	(156)	1,137
Change in fair value on investment in BFG	1,300	(625)
Credit enhancement income	23,924	111
Other miscellaneous income	5,018	2,064
Total non-interest income	58,483	22,485

Non-interest expense
Salaries and employee benefits	42,288	35,205
Professional services	3,630	4,736
Occupancy and equipment expenses	1,877	2,179
Credit enhancement servicing expense	1,222	1
Credit enhancement guarantee expense	8,533	8
Other operating expenses	12,783	10,706
Total non-interest expense	70,333	52,835
Income before income taxes	21,760	16,989

Provision for income taxes	5,669	4,247
Net income	$16,091	$12,742

Earnings per share, basic	$1.20	$0.98
Earnings per share, diluted	$1.13	$0.93

Weighted average shares outstanding, basic	12,828,016	12,612,455
Weighted average shares outstanding, diluted	13,565,336	13,228,869
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2025	2024
Net income	$16,091	$12,742
Other comprehensive income (loss) items:
Unrealized gain (loss) on securities available-for-sale	321	(97)
Tax effect	(81)	24
Unrealized gain (loss) on interest rate swaps	(147)	509
Recognition of previously unrealized gain on interest rate swaps in net income	(387)	(164)
Tax effect	133	(85)
Other comprehensive income (loss), net of tax	(161)	187
Comprehensive income	$15,930	$12,929
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2023	12,493,565	$12	$51,200	$103,844	$—	$155,056
Stock-based compensation expense	393,910	—	2,046	—		2,046
Stock options exercised, net	29,597	—	25	—		25
BFG ownership purchase	339,176	1	4,124	—		4,125
Common stock repurchased and retired	(44,608)	—	(469)	8		(461)
Other comprehensive income, net of tax					187	187
Net income	—	—	—	12,742		12,742
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	320,163	1	3,578	—	—	3,579
Stock options exercised, net	140,823	—	628	(419)	—	209
Restricted stock surrendered for tax withholding upon vesting	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(161)	(161)
Net income	—	—	—	16,091	—	16,091
Balance at December 31, 2025	13,655,961	$14	$60,958	$132,197	$26	$193,195
The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,091	$12,742

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,864	5,289
Provision for credit losses	38,573	11,573
Noncash operating lease cost	601	729
Net (accretion) amortization in securities (discounts) and premiums	(18)	(25)
Other	(2,015)	(269)
Gain on sale of loans, net	(6,373)	(2,036)
Originations of Strategic Program loans held-for-sale	(5,719,396)	(4,829,497)
Proceeds from sale of Strategic Program loans held-for-sale	5,665,342	4,785,423
Change in fair value of BFG	(1,300)	625
Impairment (recovery) of SBA servicing asset	924	(865)
Stock-based compensation expense	3,579	2,046
Noncash change in credit enhancement asset	(22,300)	(111)
Deferred income taxes	(3,192)	90
Net changes in:
Accrued interest receivable	(141)	7
Other assets	(6,009)	(1,659)
Accrued interest payable	1,138	875
Operating lease liabilities	(894)	(994)
Other liabilities	2,102	1,066
Net cash used in operating activities	(28,424)	(14,991)

Cash flows from investing activities:
Net increase in loans receivable	(188,176)	(64,995)
Purchase of lease pools	(44,362)	(35,831)
Proceeds from sales of loans held-for-investment	105,863	529
Proceeds from sales of assets subject to operating leases	468	103
Purchase of investment securities available-for-sale	—	(30,018)
Purchase of bank premises and equipment, net	(219)	(1,076)
Purchase of assets subject to operating leases	(5,548)	(3,819)
Proceeds from maturities of securities available-for-sale	2,500	—
Proceeds from maturities and paydowns of securities held-to-maturity	2,653	2,839
(Purchase) redemption of FHLB stock	(91)	(111)
Net cash used in investing activities	(126,912)	(132,379)

Cash flows from financing activities:
Net increase in deposits	209,609	140,119
Common stock repurchased	—	(461)
Proceeds from exercise of stock options	481	25
Payment of taxes related to net share settlement of equity awards	(516)	—
Repayment of PPP Liquidity Facility	—	(126)
Net cash provided by financing activities	209,574	139,557

Net change in cash, cash equivalents and restricted cash	54,238	(7,813)
Cash, cash equivalents and restricted cash, beginning of the period	109,162	116,975
Cash, cash equivalents and restricted cash, end of the period	$163,400	$109,162

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,157	$14,565

Supplemental disclosures of noncash investing and financing activities:
Increase in BFG investment in exchange for shares of the Company's common stock	$—	$4,125

The accompanying notes are an integral part of these consolidated financial statements.

FinWise Bancorp
Notes to Consolidated Financial Statements
Note 1 – Business, Basis of Presentation and Summary of Significant Accounting Policies
Nature of business and organization – FinWise Bancorp is a Utah corporation headquartered in Murray, Utah. The Company operates all business activities through its wholly-owned subsidiaries: FinWise Bank and FinWise Investment, LLC. FinWise Bank was originally incorporated as Utah Community Bank in the state of Utah on May 7, 1999. On March 4, 2016, Utah Community Bank amended its articles of incorporation to change its name to FinWise Bank. FinWise Bancorp, formerly known as All West Bancorp, was incorporated in Utah on October 22, 2002. Following its incorporation, All West Bancorp acquired 100% of Utah Community Bank. On March 15, 2021, All West Bancorp amended and restated its articles of incorporation to change its name to FinWise Bancorp. FinWise Investment, LLC was established to hold and manage private investments made by the Company and the Bank.
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
Emerging Growth Company status – The Company is an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits the Company to extend the transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to take advantage of this extended transition period, which means that the financial statements included in this annual report, as well as any financial statements that we file in the future, may not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.
Significant concentrations of credit risk – The Company's lending and leasing activities are conducted with customers located throughout the United States. The Company’s loan portfolio may, from time to time, have concentrations in significant balances in certain loan categories, such as SBA loans or Strategic Program loans. The relative significance and composition of the portfolio may change over time based on business strategy and market conditions. The collectibility of loans and leases is particularly susceptible to changes in market conditions, such as shifts in interest rates and economic downturns.
Ongoing analysis of the Company's loan portfolio is performed to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. As of December 31, 2025 and 2024, the Company analyzed its exposure to credit risks and concluded that no significant exposure exists from such concentrations of credit risk.
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
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances based on certain average deposits; however, on March 15, 2020, the Federal Reserve announced that reserve requirement ratios would be reduced to zero percent effective March 26, 2020, due to economic conditions, which eliminated the reserve requirement for all depository institutions. The reserve requirement is still at zero percent as of December 31, 2025.
Restricted cash – The Company has restricted cash balances required by the Company’s credit card merchant for payment processing and card management services as well as a restricted cash held as collateral against the Company’s derivatives.
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
Loans held-for-sale – Loans held-for-sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in non-interest income based on the difference between sales proceeds and carrying value. While the Company sells the vast majority of the loans funded in its Strategic Programs shortly after origination, the Company may choose to retain a portion of the funded loans and/or receivables.
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
Allowance for credit losses – The allowance for credit losses is calculated under the current expected credit loss (“CECL”) model for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.
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
Lessor accounting - assets subject to operating leases, net – The Company leases commercial operating equipment to a variety of customers. At lease inception the Company determines if an arrangement is a lease. The equipment underlying the operating lease is reported at cost and depreciated based on their useful lives on a straight-line basis to the residual value. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over a specified lease term. The Company also has net investments in commercial operating equipment leased to customers, which are classified as sales-type leases or direct financing leases. Investments in sales-type leases and direct financing leases are recorded on a net basis. Profit on sales-type leases is recognized at lease commencement and recorded in other miscellaneous income. Unearned income on direct financing leases is deferred, included in the net investment in the lease, and recognized over the lease term, yielding a constant periodic rate of return on the net investment in the lease. Sales from sales-type and operating leases are presented net of sales tax and other related taxes. Interest income is recognized over the lease term using the effective interest method.
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
Stock repurchase program – On March 7, 2024, the Company announced that its Board of Directors (the “Board”) had authorized, effective March 6, 2024, a common stock repurchase program to purchase up to 641,832 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will determine the actual timing, number and value of any shares repurchased in its discretion depending on a variety of factors, including but not limited to, the market price and trading volume of the Company’s common stock, general market and economic conditions, the ongoing assessment of the Company’s capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. Since the repurchase program’s inception, the Company has repurchased and subsequently retired a total of 44,608 shares for $0.5 million at an average price of $10.30 per share. The repurchase program will expire on March 31, 2026 unless extended by the Company’s Board of Directors.
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
Earnings per share (“EPS”) – Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the effect of potentially dilutive securities. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and unvested restricted shares, that are not considered participating securities, using the treasury stock method.
The Company uses the two-class method to determine EPS when participating securities are present. Unvested restricted stock awards that contain nonforfeitable rights to dividends qualify as participating securities, unless the rights were waived by the employee. For these securities, net income is allocated between common shareholders and participating securities, and EPS is calculated for both basic and diluted shares.
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
Segment reporting – As further described in Note 17 - Segments, during the third quarter of 2025, the Company implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by the Company’s chief operating decision maker (“CODM”) to review the Company’s financial performance and determine how to allocate resources. The Company established three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. For periods prior to July 1, 2025, the Company operated under one operating segment, consistent with the information that was presented to the Company’s CODM.
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 improves the transparency of annual income tax disclosures by requiring entities to provide greater disaggregation of information on income taxes paid and on the rate reconciliation disclosures. This pronouncement also requires qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. The Company adopted ASU

2023-09 on a retrospective basis effective January 1, 2025 and included the incremental disclosures in Note 12 - Income Taxes.
Recent accounting pronouncements
In November 2025, the FASB issued ASU 2025-08, “Financial instruments – Credit Losses (Topic 326): Purchased Loans,” which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU 2025-08, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). Purchased seasoned loans are defined as either: (1) non-PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s AFS investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s Consolidated Balance Sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,531	$224	$—	$27,755

	December 31, 2024
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$30,027	$4	$(101)	$29,930

The following table presents the amortized cost and estimated fair value of investment securities AFS at December 31, 2025, by contractual maturity:

	December 31, 2025
($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,501	$2,512
Due after one year through five years	25,030	25,243
Total securities AFS	$27,531	$27,755
At December 31, 2025, debt securities AFS with a fair value of $27.8 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.5 million and $0.5 million at December 31, 2025 and 2024, respectively, and was included in accrued interest receivable on the Consolidated Balance Sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's HTM investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's Consolidated Balance Sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at December 31, 2025 and December 31, 2024, are summarized as follows:

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,961	$—	$1	$(456)	$4,506
Collateralized mortgage obligations	4,966	—	5	(495)	4,476
Total securities held-to-maturity	$9,927	$—	$6	$(951)	$8,982

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$5,910	$—	$—	$(746)	$5,164
Collateralized mortgage obligations	6,655	—	8	(770)	5,893
Total securities held-to-maturity	$12,565	$—	$8	$(1,516)	$11,057
The amortized cost and estimated market value of debt securities HTM at December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,049	1,026
Due after five years through ten years	1,277	1,177
Due after ten years	7,601	6,779
Total securities HTM	$9,927	$8,982
At December 31, 2025, debt securities HTM in the amount of $9.9 million were pledged as collateral for a credit line held by the Bank.

Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At December 31, 2025 and 2024, there was no ACL related to debt securities HTM or AFS due to the composition of the portfolio which is generally considered not to have credit risk given the United States government issuance or guarantee associated with these agency securities.
The Company had seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities in an unrealized loss position at December 31, 2025 and twenty-two securities, consisting of eight collateralized mortgage obligations, ten mortgage-backed securities and four U.S. Treasury securities, in an unrealized loss position at December 31, 2024. The following table presents the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at December 31, 2025 and 2024:

	December 31, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$—	$—	$4,164	$(456)	$4,164	$(456)
Collateralized mortgage obligations	39	—	3,372	(495)	3,411	(495)
Total	$39	$—	$7,536	$(951)	$7,575	$(951)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$27,448	$(101)	$—	$—	$27,448	$(101)
Total	$27,448	$(101)	$—	$—	$27,448	$(101)

Held-to-maturity:
Mortgage-backed securities	$—	$—	$5,164	$(746)	$5,164	$(746)
Collateralized mortgage obligations	633	(17)	3,588	(753)	4,221	(770)
Total	$633	$(17)	$8,752	$(1,499)	$9,385	$(1,516)
There were no sales or transfers of investment securities and no realized gains or losses on these securities during the year ended December 31, 2025 or 2024.
FHLB Stock
The Bank is a member of the FHLB system. As a member, we are required to maintain a minimum level of investment in FHLB stock based on a percentage of our previous year-end assets and our FHLB advances outstanding. At December 31, 2025 and December 31, 2024, the Bank owned $0.4 million and $0.3 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at December 31, 2025 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.
Note 3 – Loans
Loans held-for-investment, net – The Company’s loans held-for-investment outstanding by general ledger classification as of December 31, 2025 and December 31, 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
($ in thousands)
SBA(1)	$205,615	$255,056
Commercial leases	78,743	70,153
Commercial, non-real estate	4,201	3,691
Residential real estate	59,602	51,574
Strategic Program loans:
Strategic Program loans - with credit enhancement	108,131	891
Strategic Program loans - without credit enhancement	21,637	19,231
Commercial real estate:
Owner occupied	84,016	41,046
Non-owner occupied	1,638	1,379
Consumer	21,926	22,212
Total loans held-for-investment, gross	$585,509	$465,233
Deferred loan fees and discounts, net	(7,162)	(4,245)
Allowance for credit losses	(36,796)	(13,176)
Loans held-for-investment, net	$541,551	$447,812

(1) Included in the SBA loans held-for-investment above are $102.7 million and $158.7 million of loans guaranteed by the SBA as of December 31, 2025 and December 31, 2024, respectively.
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
The Company may choose to retain all or part of the originated loans or receivables, rather than selling them in their entirety. The portion that remains with the Company is classified as held-for-investment on the balance sheet.
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
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at December 31, 2025 and December 31, 2024, was $53.4 million and $53.9 million, respectively.
Strategic Program providers that participate in the Company’s credit enhanced balance sheet program guarantee the credit and fraud losses by maintaining a reserve deposit account with the Bank. This reserve deposit account is intended to protect the Bank by ensuring that sufficient funds are available to cover any credit and fraud losses, and the Strategic Program provider must periodically replenish the account as needed to meet the required balance. Collateral reserve balances associated with the Company’s credit enhanced balance sheet program totaled $5.4 million and $0.1 million at December 31, 2025 and December 31, 2024, respectively.
Strategic Program loans retained and held-for-sale as of December 31, 2025 and December 31, 2024, are summarized as follows:

	December 31,	December 31,
	2025	2024
($ in thousands)
Retained Strategic Program loans(1)	$129,768	$20,122
Strategic Program loans held-for-sale	146,473	91,588
Total Strategic Program loans	$276,241	$111,710
(1) Includes $108.1 million and $0.9 million of credit enhanced loans at December 31, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses
In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of December 31, 2025 and 2024 for the purposes of estimating the ACL:

	December 31,	December 31,
	2025	2024
($ in thousands)
Construction and land development	$49,070	$42,331
Residential real estate	56,441	61,316
Residential real estate multifamily	3,175	1,692
Commercial real estate:
Owner occupied	210,556	190,286
Non-owner occupied	9,581	12,849
Commercial and industrial	26,250	44,329
Consumer	21,926	22,155
Lease financing receivables	78,742	70,153
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	108,131	891
Strategic Program loans - without credit enhancement	21,637	19,231
Total loans held-for-investment, gross	$585,509	$465,233
Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Year Ended December 31, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$596	$—	$—	$970
Residential real estate	788	932	(954)	11	777
Residential real estate multifamily	38	24	—	—	62
Commercial real estate:
Owner occupied	2,834	2,112	(1,832)	153	3,267
Non-owner occupied	113	(9)	—	—	104
Commercial and industrial	700	991	(933)	15	773
Consumer	638	582	(559)	18	679
Lease financing receivables	1,387	716	(294)	29	1,838
Retained Strategic Program loans
Strategic Program loans - with credit enhancement	111	23,924	(1,639)	—	22,396
Strategic Program loans - without credit enhancement	6,193	8,611	(10,202)	1,328	5,930
Total allowance for credit losses	$13,176	$38,479	$(16,413)	$1,554	$36,796

Unfunded lending commitments	464	94	—	—	558
Total allowance for credit losses	$13,640	$38,573	$(16,413)	$1,554	$37,354

	Year Ended December 31, 2024
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$316	$58	$—	$—	$374
Residential real estate	956	64	(297)	65	788
Residential real estate multifamily	6	32	—	—	38
Commercial real estate:
Owner occupied	3,336	203	(1,039)	334	2,834
Non-owner occupied	282	52	(221)	—	113
Commercial and industrial	361	1,211	(889)	17	700
Consumer	211	555	(134)	6	638
Lease financing receivables	355	1,233	(293)	92	1,387
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	—	111	—	—	111
Strategic Program loans - without credit enhancement	7,065	7,729	(9,796)	1,195	6,193
Total allowance for credit losses	$12,888	$11,248	$(12,669)	$1,709	$13,176

Unfunded lending commitments	139	325	—	—	464
Total allowance for credit losses	$13,027	$11,573	$(12,669)	$1,709	$13,640
Nonaccrual and past due loans are summarized below as of December 31, 2025 and December 31, 2024:

December 31, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$2,288	$—	$46,782	$49,070
Residential real estate	—	—	—	7,519	3,718	45,204	56,441
Residential real estate multifamily	—	—		—	—	3,175	3,175
Commercial real estate:			—
Owner occupied	—	—	—	23,358	410	186,788	210,556
Non-owner occupied	—	—	—	2,763	—	6,818	9,581
Commercial and industrial	—	—	—	2,250	—	24,000	26,250
Consumer	309	20	329	—	52	21,545	21,926
Commercial leases	16	—	16	208	651	77,867	78,742
Retained Strategic Program loans	4,863	109	4,972	—	—	124,796	129,768
Total	$5,188	$129	$5,317	$38,386	$4,831	$536,975	$585,509

(1) Included in the nonaccrual loan balances are $23.9 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2024
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$42,331	$42,331
Residential real estate	—	—	—	7,141	101	54,074	61,316
Residential real estate multifamily	—	—	—	—	—	1,692	1,692
Commercial real estate:			—				—
Owner occupied	2,070	—	2,070	17,435	6,102	164,679	190,286
Non-owner occupied	—	—	—	2,796	—	10,053	12,849
Commercial and industrial	—	—	—	1,788	—	42,541	44,329
Consumer	286	13	299	—	—	21,856	22,155
Commercial leases	279	—	279	158	202	69,514	70,153
Retained Strategic Program loans	1,553	62	1,615	—	—	18,507	20,122
Total	$4,188	$75	$4,263	$29,318	$6,405	$425,247	$465,233

(1) Included in the nonaccrual loan balances are $18.9 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the years ended December 31, 2025 and 2024, while loans were classified as nonaccrual. The amount of accrued interest for the years ended December 31, 2025 and 2024, that was reversed against interest income on nonaccrual loans was approximately $0.9 million and $1.0 million, respectively.
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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2025 in addition to the gross writeoff by collateral type for the year ended December 31, 2025. The loans are grouped based on how they are assessed under CECL.

		Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$27,443	$12,288	$1,913	$4,385	$753	$—	$—	$46,782
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,288	—	—	—	—	2,288
Total	27,443	12,288	4,201	4,385	753	—	—	49,070
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	4,814	1,817	1,073	890	894	842	—	10,330
Watch	8,353	5,478	15,870	4,033	681	950	—	35,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,718	—	36	6,819	38	135	—	10,746
Total	16,885	7,295	16,979	11,742	1,613	1,927	—	56,441
Current period gross writeoff	(100)	(162)	(419)	—	(236)	(37)	—	(954)

Residential real estate multifamily
Pass	306	1,563	342	241	78	—	—	2,530
Watch	—	—	564	—	56	25	—	645
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	306	1,563	906	241	134	25	—	3,175
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate-owner occupied
Pass	52,951	23,095	5,278	3,506	1,829	5,807	—	92,466
Watch	30,159	8,078	31,510	15,643	4,254	3,666	—	93,310
Special Mention	—	—	—	579	—	433	—	1,012
Substandard	—	357	8,436	11,948	204	2,823	—	23,768
Total	83,110	31,530	45,224	31,676	6,287	12,729	—	210,556
Current period gross writeoff	—	(18)	(113)	(1,111)	(77)	(513)	—	(1,832)

Commercial real estate-non-owner occupied
Pass	—	—	192	1,213	—	7	—	1,412
Watch	—	—	2,959	1,440	898	109	—	5,406
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,763	—	—	—	2,763
Total	—	—	3,151	5,416	898	116	—	9,581
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	1,978	1,449	613	1,449	224	251	—	5,964
Watch	5,252	3,896	6,314	3,896	314	242	—	19,914
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	361	—	361
Total	7,230	5,345	6,927	5,345	538	865	—	26,250
Current period gross writeoff	(65)	(258)	(231)	(252)	(24)	(103)	—	(933)

Consumer
Pass	9,316	9,181	2,589	489	86	152	—	21,813
Watch	—	33	10	—	18	—	—	61
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	16	3	21	1	—	—	52
Total	9,327	9,230	2,602	510	105	152	—	21,926
Current period gross writeoff	(251)	(175)	(100)	(20)	(11)	(2)	—	(559)

Lease financing receivables
Pass	39,381	23,133	13,501	2,109	—	—	—	78,124
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	370	145	103	—	—	—	—	618
Total	39,751	23,278	13,604	2,109	—	—	—	78,742
Current period gross writeoff	—	(125)	(169)	—	—	—	—	(294)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch-with credit enhancement	24,869	—	—	—	—	—	—	24,869
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	18,769	2,325	106	332	105	—	—	21,637
Not Rated-with credit enhancement	82,754	508	—	—	—	—	—	83,262
Total	126,392	2,833	106	332	105	—	—	129,768
Current period gross writeoff-without credit enhancement	(4,565)	(4,769)	(418)	(269)	(167)	(14)	—	(10,202)

Current period gross writeoff-with credit enhancement	(1,633)	(6)						(1,639)
Total current period gross writeoff	(6,198)	(4,775)	(418)	(269)	(167)	(14)	—	(11,841)

Total portfolio loans receivable, gross	$310,444	$93,362	$93,700	$61,756	$10,433	$15,814	$—	$585,509
Total current period gross writeoff	$(6,614)	$(5,513)	$(1,450)	$(1,652)	$(515)	$(669)	$—	$(16,413)
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
Allowance for Credit Losses - Strategic Program Loans with Credit Enhancement
The Company partners with certain Strategic Program service providers who offer credit enhancement on loans, indemnifying or reimbursing the Bank for credit and fraud losses. In line with GAAP, we estimate and record expected loss provisions for these loans without factoring in the credit enhancement. When these provisions are recorded, a corresponding credit enhancement asset is recognized, reflecting anticipated recoveries under the service provider’s guarantee. Reimbursements are made through a deposit reserve account, which the provider replenishes periodically. The credit enhancement asset is reduced as payments or recoveries are received from the provider or its reserve account. The table below shows the activity in the credit enhancement asset for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
Credit enhancement asset at beginning of period	$111	$—
Credit enhancement income	23,924	111
Credit losses settled with partner during period	(1,624)	—
Credit enhancement asset at end of period	$22,411	$111
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
Modified Loans Held-for-Investment (Excluding Retained Strategic Program Loans)
During the year ended December 31, 2025, there were no new material loan modifications to loans held-for-investment, excluding Strategic Program loans which are discussed separately below. During the year ended December 31, 2025, there was a payment default of $0.2 million on a commercial real estate owner occupied loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. Subsequent to December 31, 2025, there was a payment default of $0.2 million on a residential real estate loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. The remaining modified loan was current as of December 31, 2025.
There were no payment defaults during the year ended December 31, 2024 of modified loans that were modified during the previous twelve months. The following table presents the amortized cost basis as of December 31, 2024, the percentage of the loans modified to the total class of loans, and the financial effect of modified loans to troubled borrowers that were experiencing financial difficulty during the year ended December 31, 2024:

($ in thousands)	Principal Deferment (Months)	Amortized Cost at December 31, 2024	% of Total Loan Type
Commercial real estate:
Owner occupied	11 months	$241	0.13%
Non-owner occupied	11 months	367	0.83%
Residential	11 months	153	0.25%
Total		$761
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $129.8 million and $20.1 million as of December 31, 2025 and 2024, respectively, consist of personal loans to individuals and loans to businesses. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (i) a delay in payment and extension of the loan term, or (ii) accrued interest forgiveness and interest rate and payment reductions. As of December 31, 2025 and 2024, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.2 million and $4.4 million, respectively. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

($ in thousands)		Collateral Type
As of December 31, 2025	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$2,288	$—	$2,288
Residential real estate	45	11,237	—	11,237
Commercial real estate:
Owner occupied	—	23,768	—	23,768
Non-owner occupied	—	2,763	—	2,763
Commercial and industrial	—	—	2,250	2,250
Consumer	52	—	52	52
Commercial leases	325	—	859	859
Total	$422	$40,056	$3,161	$43,217
The amount of collateral-dependent loans as of December 31, 2025 include $23.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

($ in thousands)		Collateral Type
As of December 31, 2024	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	10	7,242	—	7,242
Commercial real estate:
Owner occupied	9	23,537	—	23,537
Non-owner occupied	—	2,796	—	2,796
Commercial and industrial	—	—	1,788	1,788
Commercial leases	36	—	360	360
Total	$55	$33,575	$2,148	$35,723
The amount of collateral-dependent loans as of December 31, 2024 include $18.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – Premises and Equipment and Leases
Premises and equipment, net consist of the following for the periods indicated:

	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$3,699	$3,700
Furniture, fixtures, and equipment	2,665	2,786
Construction in progress	250	605
Total premises and equipment	$6,614	$7,091
Less accumulated depreciation	(4,074)	(3,543)
Premises and equipment, net	$2,540	$3,548
Depreciation and amortization expense for premises and equipment, included in occupancy and equipment expenses, was $0.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.
Leasing as a Lessor
The cost and accumulated depreciation of commercial operating equipment the Company is leasing to third parties is as follows:

	December 31,
($ in thousands)	2025	2024
Commercial operating lease equipment	$17,290	$12,874
Less accumulated deprecation	(4,715)	(2,698)
Commercial operating lease equipment, net	$12,575	$10,176
Depreciation expense for assets leased and available for lease was $2.4 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively, and is included in other operating expenses. Rental income from commercial operating leases for the years ended December 31, 2025 and 2024 was $3.2 million and $2.2 million, respectively.
Leasing as a Lessee
The Company leases its facilities under noncancelable operating leases. Rent expense was as follows:

	Years Ended December 31,
($ in thousands)	2025	2024
Operating leases
Operating lease cost	$883	$840
Variable lease cost	61	85
Operating lease expense	944	925
Short-term lease rent expense	—	37
Total rent expense	$944	$962

Future minimum annual undiscounted rental payments for the Company’s operating leases are as follows as of December 31, 2025 ($ in thousands):

Year ended December 31, 2026	$1,212
Year ended December 31, 2027	1,160
Year ended December 31, 2028	1,186
Year ended December 31, 2029	1,017
Year ended December 31, 2030	—
Thereafter	—
Total future minimum lease payments	4,575
Less present value discount	(167)
Total operating lease liabilities	$4,408
The weighted-average lease term and discount rate used are as follows:

	As of
	December 31, 2025	December 31, 2024

Weighted-average remaining lease term – operating leases (in years)	3.8	4.8
Weighted-average discount rate – operating leases	1.9%	1.9%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024
($ in thousands)
Cash paid for operating leases	$1,177	$1,142
Note 5 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $275.8 million and $218.4 million at December 31, 2025 and 2024, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
Balance at beginning of period	$3,273	$4,231
Additions to servicing asset	2,292	269
Amortization of servicing asset	(1,094)	(2,092)
Change in valuation allowance	(924)	865
Balance at end of period	$3,547	$3,273

SBA servicing asset, fair value	$3,547	$3,273
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
Balance at beginning of period	$(1,286)	$(2,151)
Impairment	(1,004)	—
Recovery	80	865
Balance at end of period	$(2,210)	$(1,286)
Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 19.1%, weighted average term of 3.46 years, and a weighted average discount rate of 12.3% at December 31, 2025.
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
For further information on the Company’s investment in BFG, see Note 14 - Related Party Transactions.

Note 7 – Deposits
Major classes of deposits are as follows:

	December 31,
	2025	2024
($ in thousands)
Demand	$243,259	$198,185
Savings	11,017	9,287
Money markets	22,017	16,709
Time certificates of deposit	478,268	320,771
Total deposits	$754,561	$544,952
Time certificates of deposit with balances of $250,000 or more at December 31, 2025 and 2024 totaled approximately $13.6 million and $10.9 million, respectively. The Bank’s deposits are insurable to applicable limits by the FDIC.
At December 31, 2025, the scheduled maturities of time deposits are as follows ($ in thousands):

Year ended December 31, 2026	$364,063
Year ended December 31, 2027	71,775
Year ended December 31, 2028	5,332
Year ended December 31, 2029	26,471
Year ended December 31, 2030	4
Thereafter	10,623
Total	$478,268
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of December 31, 2025 and December 31, 2024, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of December 31, 2025 and December 31, 2024, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table presents the actual and required capital amounts and ratios for the Bank as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2025
Leverage ratio (CBLR election)	$153,219	16.9%	$81,608	9.0%
December 31, 2024
Leverage ratio (CBLR election)	$135,375	20.6%	$59,196	9.0%
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
Note 9 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of December 31, 2025 and December 31, 2024, the Bank’s available line of credit with the FHLB to borrow funds was $20.5 million and $25.0 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of December 31, 2025 and December 31, 2024, no amounts were outstanding under the line of credit. Loans totaling $34.2 million and $41.6 million were pledged to secure the FHLB line of credit as of December 31, 2025 and December 31, 2024, respectively.
Federal Reserve Bank Lines of Credit
At December 31, 2025 and December 31, 2024, the Bank had a maximum borrowing capacity of $193.8 million and $239.2 million, respectively, with the FRB, including the secured borrowing capacity through the Discount Window and the Borrower-in-Custody (“BIC”) program, to the extent of collateral pledged. Loans totaling $235.8 million and $240.8 million and securities of $37.4 million and $42.6 million were pledged to secure these lines of credit with the FRB as of December 31, 2025 and December 31, 2024, respectively. The Company had no advances outstanding under either program as of December 31, 2025 and 2024.
Other Lines of Credit
The Bank had an available unsecured line of credit with Pacific Coast Bankers’ Bank to borrow up to $10.0 million in overnight funds at December 31, 2025. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at December 31, 2025 and December 31, 2024. The Bank had an available line of credit with Bankers’ Bank of the

West to borrow up to $1.1 million in overnight funds at December 31, 2025 and December 31, 2024. The Bank had no outstanding balances on such unsecured or secured lines of credit as of December 31, 2025 and December 31, 2024.
Financial Instruments with Off-Balance Sheet Risk
Commitments to Extend Credit
In the ordinary course of business, the Bank has entered into commitments to extend credit to customers which have not yet been exercised. These financial instruments include commitments to extend credit in the form of loans and credit card arrangements. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. For credit card customers, the Company reserves the right to modify or terminate the terms and conditions of credit card accounts at its discretion. It is important to note that a significant portion of the Company’s commitments and undrawn credit card lines are not fully utilized by customers, so the total amount of these commitments does not necessarily reflect the Company’s future cash obligations. The Company assesses each customer’s credit profile individually to determine creditworthiness. The Company’s commitments to extend credit as of the periods indicated are summarized below. Since commitments associated with commitments to extend credit may expire unused, the amounts shown in the table below do not necessarily reflect the actual future cash funding requirements.
At December 31, 2025 and December 31, 2024, financial instruments with off-balance-sheet risk were as follows:

	December 31,	December 31,
($ in thousands)	2025	2024
Revolving, open-end lines of credit	$2,566	$2,365
Credit card arrangements	$305,313	$—
Undisbursed commercial real estate loans	32,414	23,200
Other unused commitments	384	830
Total unfunded loan commitments	$340,677	$26,395
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the Consolidated Balance Sheets and is adjusted through a charge to provision for credit loss expense on the Consolidated Statements of Income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.6 million and $0.5 million as of December 31, 2025 and December 31, 2024, respectively.
Class Action Litigation
In July 2025, the Company notified approximately 600,000 individuals of an alleged data breach in which their personal data was exposed by a former employee following termination of their employment. Subsequently, several class action lawsuits were filed, all of which have been consolidated into a single class action lawsuit in Utah federal court. The Company has disputed the claims and is vigorously defending the lawsuit. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026; however, the parties were unable to reach an agreement at that time.
The Company maintains insurance coverage that management believes is sufficient to cover any potential losses or damages arising from the lawsuit. As of December 31, 2025, no accrual for loss has been recorded as management does not believe a loss is probable or, if probable, is not reasonably estimable.

Note 10 – Stock-Based Compensation and Employee Benefit Plans
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or shareholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At December 31, 2025, 122,617 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or shareholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At December 31, 2025, 2,189 shares under the 2016 Plan were available for future issuance.
The 2019 Plan and the 2016 Plan (collectively, the “Plans”) provide for the issuance of non-statutory stock options and restricted stock to employees, directors and consultants. The Plans also provide for the issuance of incentive stock options only to employees. The stock-based incentive awards for the Plans are granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant in the case of stock options. Restricted stock is valued based on the fair market value of the Company’s common stock on the grant date. Vesting of the stock options vary by employee or director and can have a term no more than 10 years, with the options generally having vesting periods ranging from 1 to 5 years. Restricted stock vests over periods ranging from approximately 1 to 5 years. Upon the exercise of stock options, the Company issues new authorized shares.
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
Stock Options
The following summarizes stock option activity for the year ended December 31, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	905,182	$5.74	5.9	$9,266,286
Options exercised	(174,151)	$5.00		$2,418,219
Options forfeited	(4,540)	$8.61
Outstanding at December 31, 2025	726,491	$5.90	4.9	$8,744,727
Options vested and exercisable at December 31, 2025	675,962	$5.76	4.8	$8,236,036
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees or directors. These awards typically hold service requirements over various vesting periods. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date would terminate any interest in unvested shares.
The following summarizes unvested restricted stock activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	496,643	$10.09
Granted	327,363	$15.01
Vested	(165,585)	$10.84
Forfeited	(7,200)	$12.67
Unvested as of December 31, 2025	651,221	$12.34
The total fair value of restricted stock that vested during the years ended December 31, 2025 and 2024 was $2.5 million and $1.2 million, respectively.
Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized and income tax benefit for stock-based compensation related to restricted shares:

	Years Ended December 31,
($ in thousands)	2025	2024
Stock options	$102	$237
Restricted shares	3,477	1,809
Total	$3,579	$2,046

Income tax benefit related to restricted shares	$860	$439
As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $18.9 thousand and $4.5 million, respectively, which is expected to be recognized over the remaining weighted average vesting period of 0.5 years and 1.8 years, respectively.
Defined Contribution Plan
The Company has established an employee directed 401(k) plan (“Plan”) for employees meeting certain eligibility requirements. The Plan requires the Company to provide a guaranteed safe harbor matching contribution equal to 100% of the first 4% of compensation that employees contribute to their account and this amount is immediately vested. The Company may also, at its discretion, make matching and profit-sharing contributions based on each eligible employee’s compensation for the Plan year. Prior to January 1, 2026, employees were eligible for safe harbor contributions with no service requirement and eligible for employer matching and profit-sharing contributions after three months of service. After January 1, 2026, employees are eligible for safe harbor contributions after three months of service and eligible for employer matching and profit-sharing contributions after one year of service. Matching and profit-sharing contributions vest according to the Plan’s vesting schedule. The Company contributed $1.3 million and $1.1 million to the Plan for the years ended December 31, 2025 and 2024, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2025 and 2024.
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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.50% discount for non-voting shares was applied to the valuation to arrive at fair value as of December 31, 2025 and December 31, 2024. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company’s financial instruments valued on a recurring basis as of the periods indicated:

		December 31, 2025	December 31, 2024
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$27,755	$29,930
Investment in BFG	3	$9,000	$7,700
Derivative asset	2	$—	$509
Financial liabilities:
Derivative liability	2	$148	$—

The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
Beginning balance	$7,700	$4,200
Purchase of BFG ownership interest	—	4,125
Change in fair value of BFG	1,300	(625)
Ending balance	$9,000	$7,700
The table below presents the Company’s financial instruments valued on a nonrecurring basis as of the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Nonrecurring assets:
Individually evaluated loans	$43,217	$—	$—	$43,217
December 31, 2024
Nonrecurring assets:
Individually evaluated loans	$35,723	$—	$—	$35,723
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of December 31, 2025 and 2024:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2025
Individually evaluated loans	$43,217	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2024
Individually evaluated loans	$35,723	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of December 31, 2025 and as of December 31, 2024 are shown in the following table:

($ in thousands)	December 31, 2025 Range (Weighted Average)	December 31, 2024 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	12.9%	15.3%
Expense growth rate	14.8%	14.9%
Discount rate	25.0%	27.5%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.5x to 5.3x	3.5x to 5.8x
The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	December 31, 2025		Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$163,400	$163,400	$163,400	$—	$—
Investment securities available-for-sale	27,755	27,755	27,755	—	—
Investment securities held-to-maturity	9,927	8,982	—	8,982	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	541,551	576,270	—	—	576,270
Strategic Program loans held-for-sale	146,473	146,473	—	146,473	—
Accrued interest receivable	3,707	3,707	—	3,707	—
SBA servicing asset, net	3,547	3,547	—	3,547	—
Investment in BFG	9,000	9,000	—	—	9,000
Financial liabilities:
Total deposits	$754,561	$727,637	$—	$727,637	$—
Accrued interest payable	2,632	2,632	—	2,632	—
Derivative liability	148	148	—	148	—

	December 31, 2024		Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$109,162	$109,162	$109,162	$—	$—
Investment securities available-for-sale	29,930	29,930	29,930	—	—
Investment securities held-to-maturity	12,565	11,057	—	11,057	—
Investment in FHLB stock	349	349	—	349	—
Loans held-for-investment, net	447,812	478,919	—	—	478,919
Strategic Program loans held-for-sale	91,588	91,588	—	91,588	—
Accrued interest receivable	3,566	3,566	—	3,566	—
SBA servicing asset, net	3,273	3,273	—	3,273	—
Investment in BFG	7,700	7,700	—	—	7,700
Derivative asset	509	509	—	509	—
Financial liabilities:
Total deposits	$544,952	$528,253	$—	$528,253	$—
Accrued interest payable	1,494	1,494	—	1,494	—
PPPLF	64	64	—	64	—
Note 12 – Income Taxes
The components of income tax expense consist of the following:

	December 31,
($ in thousands)	2025	2024
Current tax expense
Federal	$7,044	$3,030
State	1,817	1,127
Total current tax expense	$8,861	$4,157
Deferred tax expense (benefit)
Federal	$(2,533)	$425
State	(659)	(335)
Total deferred tax expense (benefit)	$(3,192)	$90
Total income tax expense
Federal	$4,511	$3,455
State	1,158	792
Total income tax expense	$5,669	$4,247

The components of net deferred income tax assets and liabilities on the balance sheet at December 31, 2025 and 2024, are as follows:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets
Operating lease liabilities	$1,103	$1,302
Allowance for credit losses	8,650	2,274
Accrued bonuses	1,733	—
Loan servicing rights	553	316
Accrued vacation	205	—
Nonqualified stock options	159	154
Restricted stock	815	386
Unrealized losses on cash flow hedges	65	—
Unrealized losses on securities AFS	—	24
Other	109	438
Total deferred tax assets	13,392	4,894

Deferred tax liabilities
ROU asset	(742)	(875)
Other reserves	(5,317)	—
Deferred loan fees, net	(1,588)	(2,159)
Net book value of fixed assets	(2,776)	(2,020)
Loan trailing fees	(189)	(335)
Unrealized gains on cash flow hedges	—	(85)
Unrealized gains on securities AFS	(74)	—
Other	(361)	(319)
Total deferred tax liabilities	(11,047)	(5,793)
Deferred tax assets (liabilities), net	$2,345	$(899)
The income tax expense recorded differs from the expected income tax expense and the reconciliation of these differences is as follows at December 31, 2025 and 2024:

	December 31,
	2025		2024
($ in thousands)	Amount	%	Amount	%
Tax provision at the U.S. federal statutory rate	$4,570	21.0%	$3,568	21.0%
State income taxes, net	915	4.2%	607	3.6%
Nontaxable or nondeductible items:
Nondeductible compensation	393	1.8%	27	0.2%
Other nontaxable or nondeductible items	13	0.1%	12	—%
Other adjustments:
Other	(222)	(1.0)%	33	0.2%
Income tax expense	$5,669	26.1%	$4,247	25.0%

Income taxes paid, net of refunds were as follows:

	December 31,
($ in thousands)	2025	2024
U.S. Federal	$5,430	$4,247
State and local taxes:
California	528	1,170
Georgia	*	904
Illinois	*	710
New Jersey	543	*
New York	379	*
Other states	183	1,026
Total income taxes paid, net of refunds	$7,063	$8,057
*The amount of income taxes paid during the years ended December 31, 2025 and 2024 does not meet the 5% disaggregation threshold.
Realization of deferred tax assets is based on the Company's ability to generate sufficient future taxable income of the appropriate character. Management has reviewed all the available evidence, both positive and negative, and determined that a valuation allowance is not necessary as of December 31, 2025.
At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded.
The Company and its subsidiaries are subject to income tax within U.S. federal and various state jurisdictions. The Company remains subject to examination for income tax returns in all federal and state jurisdictions for the years ending on or after December 31, 2022.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following December 31, 2025, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense.

Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The tables below present the notional amount, location, and fair value of the Company’s derivative financial instruments on the Consolidated Balance Sheets as of the periods indicated:

Derivative Liabilities
	As of December 31, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$148
Total			$148

Derivative Assets
	As of December 31, 2024
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other assets	$509
Total			$509
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The tables below present the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Year Ended December 31, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(147)	Interest on deposits	$387
Total	$(147)		$387

	Year Ended December 31, 2024
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$509	Interest on deposits	$164
Total	$509		$164

Effect of Cash Flow Hedge Accounting on the Statements of Income
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the periods indicated:

	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain Recognized in Income on Cash Flow Hedging Relationships
($ in thousands)	2025	2024
Location of gain recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in consolidated statements of income in which the effects of cash flow hedges are recorded	$387	$164

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain reclassified from accumulated OCI into income	$387	$164
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of the periods indicated. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of December 31, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$148	$—	$148	$—	$—	$148

As of December 31, 2024				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Assets:
Interest rate swaps	$509	$—	$509	$—	$—	$509
Note 14 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had no and de minimis loans outstanding to related parties as of December 31, 2025 and December 31, 2024. Total deposits from certain executive officers and directors and the companies with which they are associated were $1.2 million and $2.1 million as of December 31, 2025 and December 31, 2024, respectively.
BFG is a small business loan broker, primarily under the SBA’s 7(a) loan program. As noted in Note 6 - Investment in Business Funding Group, LLC, the Company has a 20% ownership in the outstanding membership units of BFG, as of December 31, 2025. The Company underwrites loans sourced by BFG in its normal course of business. If approved and funded, the Company pays BFG a commission fee based on the amount funded. There is no guarantee or commitment made by the Company to BFG to approve or fund loans referred by BFG. The Company is able to use its sole discretion in deciding to approve and fund loans referred by BFG.
The following table represents a summary of related party transactions with BFG for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024
SBA 7(a) loans sourced from BFG	$84,727	$70,275
Commission fees paid to BFG	$3,389	$2,811
Distributions received from BFG(1)	$1,480	$630
(1) Recorded in the consolidated statements of income in other miscellaneous income.
Note 15 – Earnings per Share
The following table is a reconciliation of the components used to derive basic and diluted EPS for the years ended December 31, 2025 and 2024 ($ in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net income	$16,091	$12,742
Amounts allocated to participating common shareholders(1)	(705)	(390)
Net income allocated to common shareholders	$15,386	$12,352
Denominator:
Weighted average shares outstanding, basic	12,828,016	12,612,455
Weighted average effect of dilutive securities:
Stock options	572,431	491,036
Warrants	164,889	125,378
Weighted average shares outstanding, diluted	13,565,336	13,228,869
Earnings per share, basic	$1.20	$0.98
Earnings per share, diluted	$1.13	$0.93

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	77,723
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees. On December 31, 2025, executive management elected to waive the dividend rights on their unvested restricted stock awards. As a result, beginning on December 31, 2025, the unvested shares related to executive management will no longer be treated as participating securities and are excluded from the two-class method calculation of EPS. This change was effective beginning with the quarter ending December 31, 2025 and had a de minimus impact on basic and diluted earnings per share. The change does not affect previously reported periods.

Note 16 – Accumulated Other Comprehensive Income
The following tables present changes to accumulated other comprehensive income by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2023	$—	$—	$—
Other comprehensive income (loss) before reclassifications and income tax	(97)	509	412
Amounts reclassified from accumulated other comprehensive income	—	(164)	(164)
Income tax (expense) benefit	24	(85)	(61)
Total other comprehensive income (loss), net of tax	(73)	260	187
Balance at December 31, 2024	$(73)	$260	$187

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	321	(147)	174
Amounts reclassified from accumulated other comprehensive income	—	(387)	(387)
Income tax (expense) benefit	(81)	133	52
Total other comprehensive income (loss), net of tax	240	(401)	(161)
Balance at December 31, 2025	$167	$(141)	$26
Note 17 – Segments
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
The accounting policies applicable to our segments are consistent with those applied to the preparation of the accompanying consolidated financial statements. Intersegment interest and expense transactions are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment transactions. The Company has implemented a transfer pricing process that credits or charges the traditional banking and BaaS segments with intrabank interest income or expense, with the treasury and administration segment as the offset for those entries.
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
In the segment reporting below, a non-GAAP subtotal is shown captioned “Income before other operating expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following table provides segment information for the periods indicated ($ in thousands):

	At and for the Year Ended December 31, 2025
	Traditional Banking	BaaS	Treasury/Other	Intersegment Eliminations(1)	Total
Interest income	$33,438	$53,673	$18,611	$(13,244)	$92,478
Interest expense	13,992	2,957	16,590	(13,244)	20,295
Net interest income	19,446	50,716	2,021	—	72,183
Non-interest income	12,448	44,582	2,804	—	59,834
Non-interest expense:
Salaries and benefits	4,241	8,951	818	—	14,010
Other non-interest expense	5,389	14,340	346	—	20,075
Provision for credit losses	5,917	32,656	—	—	38,573
Income before other operating expense allocations	16,347	39,351	3,661	—	59,359
Other operating expense allocations	12,450	25,149	—	—	37,599
Income before taxes	3,897	14,202	3,661	—	21,760
Income tax expense	1,015	3,700	954	—	5,669
Net income	$2,882	$10,502	$2,707	$—	$16,091

December 31, 2025
Other segment disclosures:
Total assets	$439,518	$278,462	$259,155	$—	$977,135
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

Note 18 – Condensed Financial Statements of Parent Company
Financial information pertaining only to FinWise Bancorp, on a parent company-only basis, is as follows as of and for the years ended December 31, 2025 and 2024:
Condensed Balance Sheets

	December 31,
($ in thousands)	2025	2024
Assets
Cash and cash equivalents	$19,069	$20,764
Investment in FinWise Bank	157,551	140,203
Investment in BFG, at fair value	9,000	7,700
Investment in FinWise Investment, LLC	460	290
Deferred taxes, net	254	32
Income taxes receivable	507	5,014
Other assets	7,446	133
Total assets	$194,287	$174,134
Liabilities and shareholders' equity
Other liabilities	$1,092	$414
Shareholders’ equity	193,195	173,720
Total liabilities and shareholders’ equity	$194,287	$174,134
Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2025	2024
Non-interest income
Change in fair value on investment in BFG	$1,300	$(625)
Equity in undistributed earnings of subsidiary	17,510	17,960
Other miscellaneous income	1,480	630
Total non-interest income	20,290	17,965
Non-interest expense
Salaries and employee benefits	3,239	4,606
Professional services	651	1,273
Other operating expenses	821	943
Total non-interest expense	4,711	6,822
Income before income taxes	15,579	11,143
Income tax benefit	(512)	(1,599)
Net income	$16,091	$12,742

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$16,091	$12,742
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(17,510)	(17,960)
Change in fair value of BFG	(1,300)	625
Stock-based compensation expense	3,579	2,046
Deferred income tax expense	(222)	156
Net changes in:
Income tax payable (receivable)	4,507	(4,186)
Other assets	(7,313)	(91)
Other liabilities	678	(642)
Net cash used in operating activities	(1,491)	(7,310)
Cash flows from investing activities:
Payments to acquire other investments	(170)	—
Cash used in investing activities	(170)	—
Cash flows from financing activities:
Proceeds from exercise of stock options	481	25
Payment of taxes related to net share settlement of equity awards	(516)	—
Common stock repurchased	—	(461)
Net cash used in financing activities	(35)	(436)
Net change in cash and cash equivalents	(1,695)	(7,746)
Cash and cash equivalents, beginning of year	20,764	28,510
Cash and cash equivalents, end of year	$19,069	$20,764

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
b)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2025 that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2025.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407 (c)(3); (d)(4), (d)(5), and 408(b) of Regulation S-K is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “Definitive Proxy Statement”) to be filed within 120 days following December 31, 2025.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. This insider trading policy is filed as Exhibit 19.1 to this Form 10-K. The definitive proxy statement will contain additional information relating to the Company’s Inside Information, Market Communications and Securities Trading Policy and Procedures, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2025.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement, to be filed within 120 days following December 31, 2025.
The following table provides information as of December 31, 2025, with respect to the shares of our common stock that may be issued under our equity incentive plans approved or not approved by our shareholders, including individual compensation arrangements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options or Restricted Stock Awards	Weighted-Average Exercise Price of Outstanding Options or Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
FinWise Bancorp 2016 Stock Option Plan	105,726	$5.61	2,189
FinWise Bancorp 2019 Stock Option Plan	1,090,072	$2.45	122,617
Equity compensation plans not approved by security holders(1)	181,914	$5.60	NA
Total	1,377,712	$3.10	124,806
(1)Includes (a) a grant to Kent Landvatter of an aggregate 40,914 non-qualified stock options, (b) a grant to James Noone of 60,000 non-qualified stock options, (c) grants to Howard Reynolds of an aggregate of 18,000 non-qualified stock options, (d) grants to Gerald E. Cunningham of an aggregate of 18,000 non-qualified stock options, (e) grants to Thomas E. Gibson of an aggregate of 9,000 non-qualified stock options, (f) grants to James N. Giordano of an aggregate of 18,000 non-qualified stock options, (g) grants to Jeana Hutchings of an aggregate of 9,000 non-qualified stock options and (h) grants to Lisa Ann Nievaard of an aggregate of 9,000 non-qualified stock options.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2025.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-K by reference to the Definitive Proxy Statement to be filed within 120 days following December 31, 2025.

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

10.6+
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

10.20+
Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

10.21+
Form of Employee Incentive Stock Option Agreement under the FinWise Bancorp 2016 Stock Option Plan and the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023).

10.22
Standstill Agreement dated January 19, 2016, by and between FinWise Bancorp and Business Funding Group (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2021 (File No. 333-257929)).

10.23
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

10.25
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

10.29
Amendment to Membership Interest Purchase Agreement, dated as of January 26, 2024, among Business Funding Group, LLC, certain of its members named therein and FinWise Bancorp (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2024).

10.30+
FinWise Bancorp 2019 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).

10.31+
Form of Employee Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024).

10.32+
Form of Director Restricted Stock Agreement under the FinWise Bancorp 2019 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024).

10.33†
Third Amendment to Lease dated May 14, 2024, between FPA Sandy Mall Associates, LLC and FinWise Bank (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2025).

10.34†
Fourth Amendment to Lease dated March 10, 2025, between FPA Sandy Mall Associates, LLC and FinWise Bank (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2025).

10.35	FinWise Bancorp 2019 Stock Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).
10.36	FinWise Bancorp 2016 Stock Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrants Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2025).
21.1*	Subsidiaries of FinWise Bancorp.
23.1*	Consent of Baker Tilly US, LLP
31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
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

FINWISE BANCORP

Date:	March 20, 2026	By:	/s/ Kent Landvatter
Kent Landvatter
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kent Landvatter	Chief Executive Officer and Director (Principal Executive Officer) Chairman of the Board	March 20, 2026
Kent Landvatter

By:	/s/ Robert Wahlman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2026
Robert Wahlman

By:	/s/ Alan Weichselbaum	Director	March 20, 2026
Alan Weichselbaum

By:	/s/ James N. Giordano	Director	March 20, 2026
James N. Giordano

By:	/s/ Lisa Ann Nievaard	Director	March 20, 2026
Lisa Ann Nievaard

By:	/s/ Jeana Hutchings	Director	March 20, 2026
Jeana Hutchings

By:	/s/ Gerald E. Cunningham	Director	March 20, 2026
Gerald E. Cunningham

By:	/s/ Susan Ehrlich	Director	March 20, 2026
Susan Ehrlich