Form 10-Q
period 2026-03-31
Finwise Bancorp
filed 2026-05-12
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, the registrant had 13,706,039 shares of common stock, $0.001 par value per share, outstanding.

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
•natural disasters and adverse weather, acts of terrorism, pandemics, an outbreak of hostilities or other international or domestic calamities, including the ongoing conflicts in Iran and Middle East that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets, and other matters beyond our control;
•the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
•negative ratings outlooks or downgrades of our credit rating or securities or the U.S.’s long-term credit rating;
•federal government shutdowns and other political impasses, including with respect to the U.S. debt ceiling and federal budget and any reductions in staffing at U.S. governmental agencies; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statements are based on information available to the Company as of the filing date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$6,292	$12,082
Interest-bearing deposits in other banks (restricted cash of $4.1 million and $4.1 million, respectively)	90,655	151,318
Total cash and cash equivalents	96,947	163,400
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $27.5 million and $27.5 million, respectively)	27,629	27,755
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $8.4 million and $9.0 million, respectively)	9,388	9,927
Strategic Program loans held-for-sale, at lower of cost or fair value	133,907	146,473
Loans held-for-investment, net of allowance for credit losses of $38.0 million and $36.8 million, respectively	539,157	541,551
Credit enhancement asset	23,378	22,411
Assets subject to operating leases, net of accumulated depreciation of $5.2 million and $4.7 million, respectively	11,692	12,575
Deferred income taxes, net	2,215	2,345
Other assets	55,127	50,698
Total assets	$899,440	$977,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$127,223	$168,442
Interest-bearing	547,633	586,119
Total deposits	674,856	754,561
Other liabilities	27,977	29,379
Total liabilities	702,833	783,940
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,706,693 and 13,655,961 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in-capital	61,702	60,958
Retained earnings	134,847	132,197
Accumulated other comprehensive income, net of tax	44	26
Total shareholders’ equity	196,607	193,195
Total liabilities and shareholders’ equity	$899,440	$977,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest income
Interest and fees on loans	$32,072	$17,155
Interest on securities	339	390
Other interest income	1,130	991
Total interest income	33,541	18,536

Interest expense
Interest on deposits	5,451	4,256
Total interest expense	5,451	4,256
Net interest income	28,090	14,280

Provision for credit losses	10,581	3,336
Net interest income after provision for credit losses	17,509	10,944

Non-interest income
Strategic Program fees	5,702	4,962
Gain on sale of loans, net	1,452	846
SBA loan servicing fees, net	158	178
Change in fair value on investment in BFG	(200)	400
Interchange income	703	—
Credit enhancement income	5,864	85
Other miscellaneous income	948	1,339
Total non-interest income	14,627	7,810

Non-interest expense
Salaries and employee benefits	11,038	9,826
Professional services	880	907
Occupancy and equipment expenses	425	543
Credit enhancement servicing expense	2,429	2
Credit enhancement guarantee expense	10,098	11
Other operating expenses	3,468	3,029
Total non-interest expense	28,338	14,318
Income before income taxes	3,798	4,436
Provision for income taxes	1,063	1,247
Net income	$2,735	$3,189

Earnings per share, basic	$0.21	$0.24
Earnings per share, diluted	$0.20	$0.23

Weighted average shares outstanding, basic	13,019,369	12,716,155
Weighted average shares outstanding, diluted	13,642,166	13,483,647
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$2,735	$3,189
Other comprehensive income (loss) items:
Unrealized gain (loss) on securities available-for-sale	$(121)	$203
Tax effect	31	(45)
Unrealized gain (loss) on interest rate swaps	125	(254)
Recognition of previously unrealized (gain) loss on interest rate swaps in net income	19	(113)
Tax effect	(36)	41
Other comprehensive income (loss), net of tax	18	(168)
Comprehensive income	$2,753	$3,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended March 31, 2026

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2025	13,655,961	$14	$60,958	$132,197	$26	$193,195
Stock-based compensation expense	29,834	—	659	—	—	659
Stock options exercised, net	20,898	—	85	(85)	—	—
Other comprehensive income, net of tax	—	—	—	—	18	18
Net income	—	—	—	2,735	—	2,735
Balance at March 31, 2026	13,706,693	$14	$61,702	$134,847	$44	$196,607

Three Months Ended March 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	—	—	600	—	—	600
Stock options exercised, net	5,263	—	22	(2)	—	20
Other comprehensive loss, net of tax	—	—	—	—	(168)	(168)
Net income	—	—	—	3,189	—	3,189
Balance at March 31, 2025	13,216,903	$13	$57,548	$119,781	$19	$177,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$2,735	$3,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	1,377
Provision for credit losses	10,581	3,336
Noncash operating lease cost	200	9
Net (accretion) amortization of securities (discounts) and premiums	3	(8)
Other	(332)	(315)
Gain on sale of loans, net	(1,452)	(846)
Originations of Strategic Program loans held-for-sale	(1,671,625)	(1,180,397)
Proceeds from sale of Strategic Program loans held-for-sale	1,684,337	1,153,388
Change in fair value of BFG	200	(400)
Impairment (recovery) of SBA servicing asset	144	(80)
Stock-based compensation expense	659	600
Noncash change in credit enhancement asset	(967)	(84)
Deferred income taxes	250	(1,194)
Net changes in:
Other assets	(4,769)	5,263
Other liabilities	(1,398)	(5,446)
Net cash provided by (used in) operating activities	19,709	(21,608)
Cash flows from investing activities:
Net increase in loans receivable	(27,891)	(34,672)
Purchase of lease pools	(4,859)	(10,124)
Purchase of bank premises and equipment, net	(21)	(117)
Purchase of assets subject to operating leases	—	(1,525)
Proceeds from sales of loans held-for-investment	25,884	17,573
Proceeds from sales of assets subject to operating leases	30	287
Proceeds from maturities and paydowns of securities held-to-maturity	541	560
Purchase of FHLB stock	(141)	(90)
Net cash used in investing activities	(6,457)	(28,108)
Cash flows from financing activities:
Net increase (decrease) in deposits	(79,705)	60,806
Proceeds from exercise of stock options	—	20
Net cash (used in) provided by financing activities	(79,705)	60,826

Net change in cash and cash equivalents and restricted cash	(66,453)	11,110
Cash, cash equivalents and restricted cash, beginning of the period	163,400	109,162
Cash, cash equivalents and restricted cash, end of the period	$96,947	$120,272
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$67	$412
Cash paid for interest	$5,853	$3,000

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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassifications – Certain reclassifications have been made to the consolidated financial statements to align them with the current period’s presentation. These adjustments did not have a material impact on the previously reported consolidated financial statements. For the period ended March 31, 2026, the Company reclassified specific assets and liabilities from individual line items on the balance sheet to “other assets” or “other liabilities.” Corresponding amounts from prior periods have also been reclassified to ensure consistency with the current period’s presentation. Management evaluated these changes and concluded that the amounts involved were not significant enough to warrant separate disclosure.
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
Segment Reporting – As further described in Note 14, Segments, during the third quarter of 2025, the Company implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by the Company’s chief operating decision maker (“CODM”) to review the Company’s financial performance and determine how to allocate resources. The Company established three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. For periods prior to July 1, 2025, the Company operated under one operating segment, consistent with the information that was presented to the Company’s CODM.
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s consolidated balance sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,526	$103	$—	$27,629

	December 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,531	$224	$—	$27,755
The following table presents the amortized cost and estimated fair value of investment securities AFS at March 31, 2026, by contractual maturity:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,497	$17,561
Due after one year through five years	10,029	10,068
Total securities AFS	$27,526	$27,629
At March 31, 2026, debt securities AFS with a fair value of $27.6 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.2 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively, and was included in other assets on the consolidated balance sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's consolidated balance sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,726	$—	$—	$(448)	$4,278
Collateralized mortgage obligations	4,662	—	1	(531)	4,132
Total securities held-to-maturity	$9,388	$—	$1	$(979)	$8,410

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,961	$—	$1	$(456)	$4,506
Collateralized mortgage obligations	4,966	—	5	(495)	4,476
Total securities held-to-maturity	$9,927	$—	$6	$(951)	$8,982

The amortized cost and estimated market value of debt securities HTM at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	975	951
Due after five years through ten years	1,784	1,635
Due after ten years	6,629	5,824
Total securities held-to-maturity	$9,388	$8,410
At March 31, 2026, HTM debt securities with a book value of $9.4 million were pledged as collateral for a credit line held by the Bank.
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At March 31, 2026 and December 31, 2025, there was no ACL related to debt securities HTM or AFS as the portfolio consists of U.S. government-issued or guaranteed agency securities considered to have minimal credit risk.
The Company had eighteen securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities in an unrealized loss position at March 31, 2026 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities in an unrealized loss position at December 31, 2025. The following table presents the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$299	$—	$3,978	$(448)	$4,277	$(448)
Collateralized mortgage obligations	483	(2)	3,236	(529)	3,719	(531)
Total	$782	$(2)	$7,214	$(977)	$7,996	$(979)

	December 31, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$—	$—	$4,164	$(456)	$4,164	$(456)
Collateralized mortgage obligations	39	—	3,372	(495)	3,411	(495)
Total	$39	$—	$7,536	$(951)	$7,575	$(951)

There were no sales or transfers of investment securities and no realized gains or losses on these securities during the three months ended March 31, 2026 or 2025.
FHLB Stock
The Bank is a member of the FHLB system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At March 31, 2026 and December 31, 2025, the Bank owned $0.6 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at March 31, 2026 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.
Note 3 – Loans
Loans held-for-investment, net – The Company’s loans held-for-investment outstanding by general ledger classification as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
SBA(1)	$202,438	$205,615
Commercial leases	78,913	78,743
Commercial, non-real estate	3,877	4,201
Residential real estate	62,464	59,602
Strategic Program loans:
Strategic Program loans - with credit enhancement	109,081	108,131
Strategic Program loans - without credit enhancement	20,779	21,637
Commercial real estate:
Owner occupied	86,083	84,016
Non-owner occupied	2,003	1,638
Consumer	18,599	21,926
Total loans held-for-investment, gross	$584,237	$585,509
Deferred loan fees and discounts, net	(7,107)	(7,162)
Allowance for credit losses	(37,973)	(36,796)
Loans held-for-investment, net	$539,157	$541,551

(1) Included in the SBA loans held-for-investment above are $95.1 million and $102.7 million of loans guaranteed by the SBA as of March 31, 2026 and December 31, 2025, respectively.
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
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve by Strategic Program providers at the Company at March 31, 2026 and December 31, 2025, was $35.6 million and $53.4 million, respectively.
Strategic Program providers that participate in the Company’s credit enhanced balance sheet program guarantee the credit and fraud losses by maintaining a reserve deposit account with the Bank. This reserve deposit account is intended to protect the Bank by ensuring that sufficient funds are available to cover any credit and fraud losses, and the Strategic Program provider must periodically replenish the account as needed to meet the required balance. Collateral reserve balances associated with the Company’s credit enhanced balance sheet program totaled $5.1 million and $5.4 million at March 31, 2026 and December 31, 2025, respectively.
Strategic Program loans retained and held-for-sale as of March 31, 2026 and December 31, 2025, are summarized as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Retained Strategic Program loans(1)	$129,860	$129,768
Strategic Program loans held-for-sale	133,907	146,473
Total Strategic Program loans	$263,767	$276,241
(1) Includes $109.1 million and $108.1 million of credit enhanced loans at March 31, 2026 and December 31, 2025, respectively.
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of March 31, 2026 and December 31, 2025 for the purpose of estimating the ACL:

($ in thousands)	March 31, 2026	December 31, 2025
Construction and land development	$50,582	$49,070
Residential real estate	55,664	56,441
Residential real estate multifamily	2,530	3,175
Commercial real estate:
Owner occupied	213,317	210,556
Non-owner occupied	8,300	9,581
Commercial and industrial	26,472	26,250
Consumer	18,598	21,926
Lease financing receivables	78,914	78,742
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	109,081	108,131
Strategic Program loans - without credit enhancement	20,779	21,637
Total loans held-for-investment, gross	$584,237	$585,509

Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Three Months Ended March 31, 2026
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$970	$92	$—	$—	$1,062
Residential real estate	777	282	(244)	—	815
Residential real estate multifamily	62	(14)	—	—	48
Commercial real estate:
Owner occupied	3,267	1,142	(598)	—	3,811
Non-owner occupied	104	398	(410)	—	92
Commercial and industrial	773	535	(447)	5	866
Consumer	679	143	(276)	2	548
Lease financing receivables	1,838	238	(319)	42	1,799
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	22,396	5,864	(4,864)	32	23,428
Strategic Program loans - without credit enhancement	5,930	1,886	(2,720)	408	5,504
Total allowance for credit losses on financing receivables	$36,796	$10,566	$(9,878)	$489	$37,973

Unfunded lending commitments	558	15	—	—	573
Total allowance for credit losses	$37,354	$10,581	$(9,878)	$489	$38,546

	Three Months Ended March 31, 2025
($ in thousands)	Beginning Balance	Provision for Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$614	$—	$—	$988
Residential real estate	788	(186)	(7)	3	598
Residential real estate multifamily	38	—	—	—	38
Commercial real estate:
Owner occupied	2,834	850	(68)	16	3,632
Non-owner occupied	113	13	—	—	126
Commercial and industrial	700	(200)	(83)	14	431
Consumer	638	46	(11)	3	676
Lease financing receivables	1,387	269	(36)	(33)	1,587
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	111	85	—	—	196
Strategic Program loans - without credit enhancement	6,193	1,816	(2,384)	338	5,963
Total allowance for credit losses on financing receivables	$13,176	$3,307	$(2,589)	$341	$14,235

Unfunded lending commitments	464	29	—	—	493
Total allowance for credit losses	$13,640	$3,336	$(2,589)	$341	$14,728
Nonaccrual and past due loans are summarized below as of March 31, 2026 and December 31, 2025:

March 31, 2026
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$—	$—	$50,582	$50,582
Residential real estate	—	—	—	11,189	12	44,463	55,664
Residential real estate multifamily	—	—	—	—	—	2,530	2,530
Commercial real estate:
Owner occupied	4	—	4	25,081	8,216	180,016	213,317
Non-owner occupied	—	—	—	2,343	—	5,957	8,300
Commercial and industrial	—	—	—	2,581	—	23,891	26,472
Consumer	7	—	7	—	7	18,584	18,598
Commercial leases	1	—	1	27	386	78,500	78,914
Retained Strategic Program loans	6,968	200	7,168	—	—	122,692	129,860
Total	$6,980	$200	$7,180	$41,221	$8,621	$527,215	$584,237

(1) Included in the nonaccrual loan balances are $26.7 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$2,288	$—	$46,782	$49,070
Residential real estate	—	—	—	7,519	3,718	45,204	56,441
Residential real estate multifamily	—	—	—	—	—	3,175	3,175
Commercial real estate:
Owner occupied	—	—	—	23,358	410	186,788	210,556
Non-owner occupied	—	—	—	2,763	—	6,818	9,581
Commercial and industrial	—	—	—	2,250	—	24,000	26,250
Consumer	309	20	329	—	52	21,545	21,926
Commercial leases	16	—	16	208	651	77,867	78,742
Retained Strategic Program loans	4,863	109	4,972	—	—	124,796	129,768
Total	$5,188	$129	$5,317	$38,386	$4,831	$536,975	$585,509

(1) Included in the nonaccrual loan balances are $23.9 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three months ended March 31, 2026 and 2025 while loans were classified as nonaccrual. The amount of accrued interest that was reversed against interest income on nonaccrual loans was approximately $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of March 31, 2026, in addition to the gross writeoff by collateral type for the three months ended March 31, 2026. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$6,648	$29,808	$7,794	$1,446	$4,151	$735	$—	$50,582
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	6,648	29,808	7,794	1,446	4,151	735	—	50,582
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	1,203	5,175	2,493	1,029	898	1,717	—	12,515
Watch	8,364	4,391	5,331	10,597	1,809	1,184	—	31,676
Special Mention	—	—	—	—	—	242	—	242
Substandard	—	3,666	—	663	6,725	177	—	11,231
Total	9,567	13,232	7,824	12,289	9,432	3,320	—	55,664
Current period gross writeoff	—	(228)	—	—	—	(16)		(244)

Residential real estate multifamily
Pass	110	223	909	341	240	77	—	1,900
Watch	—	—	—	551	—	79	—	630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	110	223	909	892	240	156	—	2,530
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	7,115	47,278	22,263	5,387	3,814	6,879	—	92,736
Watch	9,575	16,415	8,037	31,380	14,214	7,269	—	86,890
Special Mention	—	—	—	—	—	273	—	273
Substandard	—	8,621	1,066	8,265	12,498	2,968	—	33,418

Total	16,690	72,314	31,366	45,032	30,526	17,389	—	213,317
Current period gross writeoff	—	(142)	—	(163)	(6)	(287)	—	(598)

Commercial real estate - non-owner occupied
Pass	348	—	—	190	1,210	39	—	1,787
Watch	—	—	—	2,889	350	931	—	4,170
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,343	—	—	2,343
Total	348	—	—	3,079	3,903	970	—	8,300
Current period gross writeoff	—	—	—	—	(410)	—	—	(410)

Commercial and industrial
Pass	106	1,400	1,896	573	704	393	—	5,072
Watch	5,328	2,927	3,021	4,514	1,526	518	—	17,834
Special Mention	—	225	246	—	155	—	—	626
Substandard	—	—	483	1,743	355	359	—	2,940
Total	5,434	4,552	5,646	6,830	2,740	1,270	—	26,472
Current period gross writeoff	—	—	(317)	(19)	(67)	(44)	—	(447)

Consumer
Pass	503	7,963	7,137	2,331	384	192	—	18,510
Watch	—	—	31	12	5	17	—	65
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	11	8	3	1	—	23
Total	503	7,963	7,179	2,351	392	210	—	18,598
Current period gross writeoff	—	(158)	(97)	—	(21)	—	—	(276)

Lease financing receivables
Pass	7,200	37,076	21,031	11,929	1,678	—	—	78,914
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	7,200	37,076	21,031	11,929	1,678	—	—	78,914
Current period gross writeoff	—	(233)	(86)	—	—	—	—	(319)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	3,405	16,263	—	—	—	—	—	19,668
Special Mention	—	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	6,977	11,602	1,829	55	263	53	—	20,779
Not Rated-with credit enhancement	15,526	73,463	424	—	—	—	—	89,413
Total	25,908	101,328	2,253	55	263	53	—	129,860
Current period gross writeoff-without credit enhancement	(15)	(2,496)	(166)	(10)	(12)	(21)	—	(2,720)
Current period gross writeoff-with credit enhancement	(1)	(4,863)	—	—	—	—	—	(4,864)
Total current period gross writeoff	(16)	(7,359)	(166)	(10)	(12)	(21)	—	(7,584)

Total portfolio loans receivable, gross	$72,408	$266,496	$84,002	$83,903	$53,325	$24,103	$—	$584,237
Total current period gross writeoff	$(16)	$(8,120)	$(666)	$(192)	$(516)	$(368)	$—	$(9,878)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2025, in addition to the gross writeoff by collateral type for the year ended December 31, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$27,443	$12,288	$1,913	$4,385	$753	$—	$—	$46,782
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,288	—	—	—	—	2,288
Total	27,443	12,288	4,201	4,385	753	—	—	49,070
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	4,814	1,817	1,073	890	894	842	—	10,330
Watch	8,353	5,478	15,870	4,033	681	950	—	35,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,718	—	36	6,819	38	135	—	10,746
Total	16,885	7,295	16,979	11,742	1,613	1,927	—	56,441
Current period gross writeoff	(100)	(162)	(419)	—	(236)	(37)	—	(954)

Residential real estate multifamily
Pass	306	1,563	342	241	78	—	—	2,530
Watch	—	—	564	—	56	25	—	645
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	306	1,563	906	241	134	25	—	3,175
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	52,951	23,095	5,278	3,506	1,829	5,807	—	92,466
Watch	30,159	8,078	31,510	15,643	4,254	3,666	—	93,310
Special Mention	—	—	—	579	—	433	—	1,012
Substandard	—	357	8,436	11,948	204	2,823	—	23,768
Total	83,110	31,530	45,224	31,676	6,287	12,729	—	210,556
Current period gross writeoff	—	(18)	(113)	(1,111)	(77)	(513)	—	(1,832)

Commercial real estate - non-owner occupied
Pass	—	—	192	1,213	—	7	—	1,412
Watch	—	—	2,959	1,440	898	109	—	5,406
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,763	—	—	—	2,763
Total	—	—	3,151	5,416	898	116	—	9,581
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	1,978	1,449	613	1,449	224	251	—	5,964
Watch	5,252	3,896	6,314	3,896	314	242	—	19,914
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	361	—	361
Total	7,230	5,345	6,927	5,345	538	865	—	26,250
Current period gross writeoff	(65)	(258)	(231)	(252)	(24)	(103)	—	(933)

Consumer
Pass	9,316	9,181	2,589	489	86	152	—	21,813
Watch	—	33	10	—	18	—	—	61
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	16	3	21	1	—	—	52
Total	9,327	9,230	2,602	510	105	152	—	21,926
Current period gross writeoff	(251)	(175)	(100)	(20)	(11)	(2)	—	(559)

Lease financing receivables
Pass	39,381	23,133	13,501	2,109	—	—	—	78,124
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	370	145	103	—	—	—	—	618
Total	39,751	23,278	13,604	2,109	—	—	—	78,742
Current period gross writeoff	—	(125)	(169)	—	—	—	—	(294)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	24,869	—	—	—	—	—	—	24,869
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	18,769	2,325	106	332	105	—	—	21,637
Not Rated-with credit enhancement	82,754	508	—	—	—	—	—	83,262
Total	126,392	2,833	106	332	105	—	—	129,768
Current period gross writeoff-without credit enhancement	(4,565)	(4,769)	(418)	(269)	(167)	(14)	—	(10,202)
Current period gross writeoff-with credit enhancement	(1,633)	(6)						(1,639)
Total current period gross writeoff	(6,198)	(4,775)	(418)	(269)	(167)	(14)	—	(11,841)

Total portfolio loans receivable, gross	$310,444	$93,362	$93,700	$61,756	$10,433	$15,814	$—	$585,509
Total current period gross writeoff	$(6,614)	$(5,513)	$(1,450)	$(1,652)	$(515)	$(669)	$—	$(16,413)
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

	March 31,	December 31,
($ in thousands)	2026	2025
Credit enhancement asset at beginning of period	$22,411	$111
Credit enhancement income	5,864	23,924
Credit losses settled with partner during period	(4,897)	(1,624)
Credit enhancement asset at end of period	$23,378	$22,411
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
Modified Loans Held-for-Investment (Excluding Retained Strategic Program Loans)
During the three months ended March 31, 2026 and March 31, 2025 there were no new material loan modifications to loans held-for-investment, excluding Strategic Program loans which are discussed separately below. There were no payment defaults during the three months ended March 31, 2026 and March 31, 2025 of modified loans that were modified during the previous twelve months.
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $129.9 million and $129.8 million as of March 31, 2026 and December 31, 2025, respectively, consist of personal loans to individuals and loans to businesses. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (1) a delay in payment and extension of the loan term, or (2) accrued interest forgiveness and interest rate and payment reductions. As of March 31, 2026 and December 31, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.2 million and $0.2 million, respectively. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of March 31, 2026		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	2	11,201	—	11,201
Commercial real estate:
Owner occupied	588	33,296	—	33,296
Non-owner occupied	—	2,343	—	2,343
Commercial and industrial	—	—	2,581	2,581
Consumer	7	—	7	7
Commercial leases	204	—	414	414
Total	$801	$46,840	$3,002	$49,842
The amount of collateral-dependent loans as of March 31, 2026 include $26.7 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$2,288	$—	$2,288
Residential real estate	45	11,237	—	11,237
Commercial real estate:
Owner occupied	—	23,768	—	23,768
Non-owner occupied	—	2,763	—	2,763
Commercial and industrial	—	—	2,250	2,250
Consumer	52	—	52	52
Commercial leases	325	—	859	859
Total	$422	$40,056	$3,161	$43,217
The amount of collateral-dependent loans as of December 31, 2025 include $23.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.
Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $290.8 million and $275.8 million at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$3,547	$3,273
Additions to servicing asset	580	315
Amortization of servicing asset	(254)	(337)
Change in valuation allowance	(144)	80
Balance at end of period	$3,729	$3,331

SBA servicing asset, fair value	$3,729	$3,331
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$(2,210)	$(1,286)
Impairment	(144)	—
Recovery	—	80
Balance at end of period	$(2,354)	$(1,206)
Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 19.1%, weighted average term of 3.46 years, and a weighted average discount rate of 12.9% at March 31, 2026.
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
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of March 31, 2026 and December 31, 2025, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of March 31, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2026
Leverage ratio (CBLR election)	$156,768	16.8%	$83,914	9.0%
December 31, 2025
Leverage ratio (CBLR election)	$153,219	16.9%	$81,608	9.0%
Bank Dividends
Federal statute and federal and state regulations and supervisory guidance, as well as prudent capital management practices, limits the dividends that a bank holding company should pay as dividends or other distribution of capital. Generally, dividends should be paid only if the existing capital and future earnings expectations exceeds its current and estimated future capital needs, and payment of such dividend or capital distribution does not compromise the entity’s compliance with the capital rules or the current and future safety and soundness of the holding company or its subsidiary banks. If a subsidiary bank is significantly undercapitalized, or undercapitalized without an acceptable capital restoration plan, regulators may require prior Federal Reserve approval for any dividend or capital distribution.
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
Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of March 31, 2026 and December 31, 2025, the Bank’s available line of credit with the FHLB to borrow funds was $17.0 million and $20.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under the line of credit. Loans totaling $28.3 million and $34.2 million were pledged to secure the FHLB line of credit as of March 31, 2026 and December 31, 2025, respectively.
Federal Reserve Bank Lines of Credit
At March 31, 2026 and December 31, 2025, the Bank had a maximum borrowing capacity of $165.0 million and $193.8 million, respectively, with the FRB, including the secured borrowing capacity through the Discount Window and the Borrower-in-Custody (“BIC”) program, to the extend of collateral pledged. Loans totaling $196.6 million and $235.8 million and securities of $36.9 million and $37.4 million were pledged to secure these lines of credit with the FRB as of March 31, 2026 and December 31, 2025, respectively. The Company had no advances outstanding under either program as of March 31, 2026 and December 31, 2025.
Other Lines of Credit
The Bank had an available unsecured line of credit with Pacific Coast Bankers’ Bank to borrow up to $10.0 million in overnight funds at a March 31, 2026 and December 31, 2025. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at March 31, 2026 and December 31, 2025. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at March 31, 2026 and December 31, 2025. The Bank had no outstanding balances on such unsecured or secured lines of credit as of March 31, 2026 and December 31, 2025.
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

At March 31, 2026 and December 31, 2025, financial instruments with off-balance-sheet risk were as follows:

	March 31,	December 31,
($ in thousands)	2026	2025
Revolving, open-end lines of credit	$2,867	$2,566
Credit card arrangements	318,099	305,313
Undisbursed commercial real estate loans	34,540	32,414
Other unused commitments	408	384
Total unfunded loan commitments	$355,914	$340,677
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.6 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.
Class Action Litigation
In July 2025, the Company notified approximately 600,000 individuals of an alleged data breach in which their personal data was exposed by a former employee following termination of their employment. Subsequently, several class action lawsuits were filed, all of which have been consolidated into a single class action lawsuit in Utah federal court. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the court for approval on May 8, 2026. If approved by the court, the settlement fund, including all fees and expense associated with the proceedings, created from the settlement agreement will be covered by the Company’s cyber insurance policy in full.
Note 7 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 27, 2024, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 500,000 shares to 1,780,000. At March 31, 2026, 42,534 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At March 31, 2026, 3,189 shares under the 2016 Plan were available for future issuance.
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
Under the Plans, if an award expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an exchange program, the unpurchased shares that were subject thereto shall become available for future grant or sale under the Plans. However, shares that have actually been issued under the Plans, or upon exercise of an award, shall not be returned to the Plans and shall not become available for future distribution under the Plans, except that if unvested shares of restricted stock are repurchased by the Company at their original purchase price, such shares shall become available for future grant under the Plans.
Stock Options
The following summarizes stock option activity for the three months ended March 31, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	726,491	$5.90	4.9	$8,744,727
Options exercised	(30,126)	5.52		376,009
Options forfeited	(2,642)	8.94
Outstanding at March 31, 2026	693,723	$5.91	4.7	$6,903,810
Options vested and exercisable at March 31, 2026	655,132	$5.74	4.5	$6,632,622
Restricted Stock
The following summarizes restricted stock activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	651,221	$12.34
Granted	81,905	$15.86
Forfeited	(52,071)	$12.25
Unvested as of March 31, 2026	681,055	$12.77
Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized and income tax benefit for stock-based compensation related to restricted shares:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Stock options	$11	$48
Restricted shares	648	552
Total	$659	$600

Income tax benefit related to restricted shares	$160	$133

As of March 31, 2026, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $4.9 thousand and $4.5 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 0.7 years and 1.7 years, respectively.
Note 8 – Fair Value of Financial Instruments
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2026 and 2025.
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
Investment in BFG: The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.5% discount for non-voting shares was applied to the valuation to arrive at fair value as of March 31, 2026 and December 31, 2025. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The Company’s investment in BFG is recognized in other assets on the consolidated balance sheets.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		March 31, 2026	December 31, 2025
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$27,629	$27,755
Investment in BFG	3	$8,800	$9,000
Financial liabilities:
Derivative liability	2	$63	148
The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$9,000	$7,700
Purchase of BFG ownership interest	—	—
Change in fair value of BFG	(200)	400
Ending balance	$8,800	$8,100
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Nonrecurring assets:
Individually evaluated loans	$49,842	$—	$—	$49,842
December 31, 2025
Nonrecurring assets:
Individually evaluated loans	$43,217	$—	$—	$43,217
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

Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of March 31, 2026 and December 31, 2025:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2026
Individually evaluated loans	$49,842	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2025
Individually evaluated loans	$43,217	Market comparable	Discount to appraisal value for estimated selling costs	11.40%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of March 31, 2026 and as of December 31, 2025 are shown in the following table:

($ in thousands)	March 31, 2026 Range (Weighted Average)	December 31, 2025 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	12.9%	12.9%
Expense growth rate	14.8%	14.8%
Discount rate	25.0%	25.0%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.0x to 5.3x	3.5x to 5.3x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	March 31, 2026
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,947	$96,947	$96,947	$—	$—
Investment securities available-for-sale	27,629	27,629	27,629	—	—
Investment securities held-to-maturity	9,388	8,410	—	8,410	—
Investment in FHLB stock	581	581	—	581	—
Loans held-for-investment, net	539,157	561,171	—	—	561,171
Strategic Program loans held-for-sale	133,907	133,907	—	133,907	—
Accrued interest receivable	3,555	3,555	—	3,555	—
SBA servicing asset, net	3,729	3,729	—	3,729	—
Investment in BFG	8,800	8,800	—	—	8,800
Financial liabilities:
Total deposits	$674,856	$649,484	$—	$649,484	$—
Accrued interest payable	2,230	2,230	—	2,230	—
Derivative liability	63	63	—	63	—

	December 31, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$163,400	$163,400	$163,400	$—	$—
Investment securities available-for-sale	27,755	27,755	27,755	—	—
Investment securities held-to-maturity	9,927	8,982	—	8,982	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	541,551	576,270	—	—	576,270
Strategic Program loans held-for-sale	146,473	146,473	—	146,473	—
Accrued interest receivable	3,707	3,707	—	3,707	—
SBA servicing asset, net	3,547	3,547	—	3,547	—
Investment in BFG	9,000	9,000	—	—	9,000
Financial liabilities:
Total deposits	$754,561	$727,637	$—	$727,637	$—
Accrued interest payable	2,632	2,632	—	2,632	—
Derivative liability	148	148	—	148	—
Note 9 – Income Taxes
For the three months ended March 31, 2026 and 2025, income tax expense was $1.1 million and $1.2 million, respectively, resulting in an effective income tax rate of 28.0% and 28.1%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three months ended March 31, 2026 primarily due to state and local income taxes and certain non-deductible executive compensation.

Note 10 – Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following March 31, 2026, the Company estimates that an additional $43.7 thousand will be reclassified as an increase to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The tables below present the notional amount, location, and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of the periods indicated:

Derivative Liabilities
	As of March 31, 2026
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$63
Total			$63

Derivative Liabilities
	As of December 31, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$148
Total			$148
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The tables below present the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31, 2026
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$125	Interest on deposits	$(19)
Total	$125		$(19)

	Three Months Ended March 31, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(254)	Interest on deposits	$113
Total	$(254)		$113
Effect of Cash Flow Hedge Accounting on the Statement of Income
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
($ in thousands)	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Location of gain (loss) recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(19)	$113

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated OCI into income	$(19)	$113
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of March 31, 2026				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$63	$—	$63	$—	$—	$63

As of December 31, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$148	$—	$148	$—	$—	$148

Note 11 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of March 31, 2026 and December 31, 2025. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.7 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.
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
The following table represents a summary of related party transactions with BFG for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
SBA 7(a) loans sourced from BFG	$23,697	$21,727
Commission fees paid to BFG	$932	$869
Distributions received from BFG(1)	$150	$520
(1) Recorded in the consolidated statements of income in other miscellaneous income
Note 12 – Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per share as the restricted stock awards are deemed to be participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$2,735	$3,189
Amounts allocated to participating common shareholders(1)	(21)	(120)
Net income allocated to common shareholders	$2,714	$3,069
Denominator:
Weighted average shares outstanding, basic	13,019,369	12,716,155
Weighted average effect of dilutive securities:
Stock options	458,498	598,028
Warrants	164,299	169,464
Weighted average shares outstanding, diluted	13,642,166	13,483,647
Earnings per share, basic	$0.21	$0.24
Earnings per share, diluted	$0.20	$0.23

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	658
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees. On December 31, 2025, executive management elected to waive the dividend rights on their unvested restricted stock awards. As a result, beginning on December 31, 2025, the unvested shares related to executive management no longer were treated as participating securities and are excluded from the two-class method calculation of EPS. This change was effective beginning with the quarter ending December 31, 2025 and had a de minimus impact on basic and diluted earnings per share during the fourth quarter of 2025. The change does not affect previously reported periods.

Note 13 – Accumulated Other Comprehensive Income
The following tables present changes to accumulated other comprehensive income by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2025	$167	$(141)	$26
Other comprehensive income before reclassifications and income tax	(121)	125	4
Amounts reclassified from accumulated other comprehensive income	—	19	19
Income tax (expense) benefit	31	(36)	(5)
Total other comprehensive income (loss), net of tax	(90)	108	18
Balance at March 31, 2026	$77	$(33)	$44

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income before reclassifications and income tax	203	(254)	(51)
Amounts reclassified from accumulated other comprehensive income	—	(113)	(113)
Income tax expense	(45)	41	(4)
Total other comprehensive income, net of tax	158	(326)	(168)
Balance at March 31, 2025	$85	$(66)	$19

Note 14 – Segments
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
The accounting policies applicable to our segments are consistent with those described in the notes to consolidated financial statements included in the 2025 Form 10-K. Intersegment interest and expense transactions are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment transactions. The Company has implemented a transfer pricing process that credits or charges the traditional banking and BaaS segments with intrabank interest income or expense, with the treasury and administration segment as the offset for those entries.

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
In the segment reporting below, a non-GAAP subtotal is shown captioned “Income before other operating expense allocation”. That subtotal presents an income subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following table provides segment information for the periods indicated (in thousands):

	At and for the Three Months Ended March 31, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$6,856	$25,216	$4,827	$(3,358)	$33,541
Interest expense	3,011	1,339	4,459	(3,358)	5,451
Net interest income	3,845	23,877	368	—	28,090
Non-interest income	3,034	11,791	(43)	—	14,782
Non-interest expense:
Salaries and benefits	1,295	2,453	203	—	3,951
Other non-interest expense	1,268	13,073	78	—	14,419
Provision for credit losses	2,601	7,980	—	—	10,581
Income before other operating expense allocation	1,715	12,162	44	—	13,921
Other operating expense allocations	2,012	8,111	—	—	10,123
Income before taxes	(297)	4,051	44	—	3,798
Income tax expense	(138)	1,192	9	—	1,063
Net income	$(159)	$2,859	$35	$—	$2,735

March 31, 2026
Other segment disclosures:
Total assets	$435,448	$234,009	$229,983	$—	$899,440
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended as a review and summary of significant factors affecting our financial condition and results of operations for the periods indicated and should be read together with our consolidated audited financial statements and related notes thereto included in the 2025 Form 10-K and our unaudited consolidated financial statements included in Part I, Item 1 of this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections of this Report and our 2025 Form 10-K entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
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
Our critical accounting estimates primarily relate to the allowance for credit losses. See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 in our 2025 Form 10-K for information on our accounting policy related to this critical accounting estimate.
There have been no material changes during the three months ended March 31, 2026 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.
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
Our lending focuses on two main lending areas: (1) traditional lending which includes SBA 7(a) loans, residential and commercial real estate, and commercial leasing; and (2) Strategic Programs lending which includes held-for-sale, credit enhanced, and retained loans. For a description and analysis of the Company’s loan categories, see “Financial Condition.”

Reportable Segments
Historically, we managed our business as a single operating and reportable segment. In the third quarter of 2025, after completing a technology initiative to capture and report segment-specific financial data, we revised our reportable segments. Due to significant operational growth and how our chief operating decision maker (“CODM”) reviews operating results and allocates resources, we manage our business through three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. It is not practicable to provide prior period reportable segment results as segregating the data in a meaningful way would require unreasonable effort due to limitations in historical records.
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
Executive Summary
This executive summary provides certain 2026 and 2025 consolidated financial highlights from the discussion and analysis that follows:
•For the three months ended March 31, 2026, originations increased to $1.7 billion from $1.3 billion when compared to the three months ended March 31, 2025. New strategic programs and organic growth through certain established strategic programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 12.90% for the three months ended March 31, 2026, compared to 8.27% for the three months ended March 31, 2025. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities.
•We generated $2.7 million and $3.2 million of net income for the three months ended March 31, 2026 and 2025, respectively. The decrease in net income was primarily impacted by higher net-charge offs, which led to an increased provision for credit losses within our traditional banking portfolio.This increase in provision for credit losses had a negative impact on our after-tax net income for the period.
•Total assets decreased by $77.7 million to $899.4 million as of March 31, 2026 compared to December 31, 2025, principally due to decreases in interest-bearing cash deposits, loans held-for-sale and loans-held-for-investment.
Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025	% Change
Interest income	$33,541	$18,536	81.0%
Interest expense	(5,451)	(4,256)	28.1%
Net interest income	28,090	14,280	96.7%
Provision for credit losses	(10,581)	(3,336)	217.2%
Non-interest income	14,627	7,810	87.3%
Non-interest expense	(28,338)	(14,318)	97.9%
Provision for income taxes	(1,063)	(1,247)	(14.8)%
Net income	$2,735	$3,189	(14.2)%
Net Interest Income and NIM
Net interest income was the primary contributor to our earnings in 2026 and 2025. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”
Net interest income increased for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to an increase in the Bank’s average balance of credit enhanced loans, an increase in average balances in the Strategic Program loans held-for-sale portfolio of $45.0 million, and a a change in estimate on the allocation of interest received on credit enhanced loans in excess of the amount FinWise retains. FinWise now estimates that all excess interest is attributable to servicing and credit guarantee expense where previously it had been estimated that a portion was attributable to originations costs, or finders fee, and was reported net in interest income.
NIM increased to 12.90% for the three months ended March 31, 2026 from 8.27% for the three months ended March 31, 2025 primarily attributable to the growth of the credit enhanced loan portfolio and the change in estimated allocation of the excess interest as previously described above and the average balance growth in the credit enhanced portfolio.
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

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$124,353	$1,130	3.68%	$92,794	$991	4.33%
Investment securities	37,428	339	3.68%	42,314	390	3.74%
Loans held-for-sale	124,635	5,315	17.29%	79,612	4,264	21.72%
Loans held-for-investment(1)	596,385	26,757	18.20%	485,780	12,891	10.76%
Total interest-earning assets	882,801	33,541	15.41%	700,500	18,536	10.73%
Noninterest-earning assets	66,275			54,184
Total assets	$949,076			$754,684
Interest-bearing liabilities:
Demand	$80,662	$667	3.35%	$76,403	$670	3.56%
Savings	10,447	28	1.09%	9,247	7	0.30%
Money market accounts	24,447	214	3.55%	17,884	163	3.70%
Certificates of deposit	450,196	4,542	4.09%	326,920	3,416	4.24%
Total deposits	565,752	5,451	3.91%	430,454	4,256	4.01%
Other borrowings	—	—	—%	48	—	0.35%
Total interest-bearing liabilities	565,752	5,451	3.91%	430,502	4,256	4.01%
Noninterest-bearing deposits	145,917			119,501
Noninterest-bearing liabilities	42,982			29,644
Shareholders’ equity	194,425			175,037
Total liabilities and shareholders’ equity	$949,076			$754,684
Net interest income and interest rate spread(2)		$28,090	11.50%		$14,280	6.72%
Net interest margin(3)			12.90%			8.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			156.04%			162.72%
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

	Three Months Ended March 31,
	2026 vs 2025
	Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(109)	$248	$139
Investment securities	(7)	(44)	(51)
Loans held-for-sale	(592)	1,643	1,051
Loans held-for-investment	10,429	3,437	13,866
Total interest income	9,721	5,284	15,005
Interest expense:
Demand	(104)	101	(3)
Savings	20	1	21
Money market accounts	(6)	57	51
Certificates of deposit	(113)	1,239	1,126
Total interest-bearing liabilities	(203)	1,398	1,195
Change in net interest income	$9,924	$3,886	$13,810
Provision for Credit Losses
The following table presents the components of the provision for credit losses for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement(1)	$5,864	$85	$5,779	NM
Strategic Program loans - without credit enhancement	1,886	1,816	70	3.9%
All other loans (core portfolio)	2,816	1,406	1,410	100.3%
Provision for credit losses on loans	10,566	3,307	7,259	219.5%
Provision for unfunded commitments	15	29	(14)	(48.3)%
Provision for credit losses	$10,581	$3,336	$7,245	217.2%
NM denotes the percentage change is not meaningful
(1)For credit enhanced loans, fintech partners are required to maintain a deposit account at FinWise, which is used to recover charge-offs. The provision for credit losses on these loans differs from the core portfolio, as it is fully offset by expected recoveries under the partner guarantee, which is recognized as credit enhancement income in non-interest income.
The increase in our provision for credit losses for the three months ended March 31, 2026, compared to the same period in     2025, was primarily related to growth in the credit enhanced loan portfolio as well as higher net charge-offs resulting from migration of formerly performing loans to nonperforming status and deterioration of estimated collateral values of loans reviewed individually for impairment. The increase in the core portfolio’s provision for credit losses from the prior year period results from the increased estimate of losses on the higher balances of the non-guaranteed nonperforming loans.
Non-interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Non-interest income:
Strategic Program fees	$5,702	$4,962	$740	14.9%
Gain on sale of loans	1,452	846	606	71.6%
SBA loan servicing fees, net	158	178	(20)	(11.2%)
Change in fair value on investment in BFG	(200)	400	(600)	150.0%
Interchange income	703	—	703	100.0%
Credit enhancement income	5,864	85	5,779	NM
Other miscellaneous income	948	1,339	(391)	(29.2%)
Total non-interest income	$14,627	$7,810	$6,817	87.3%
NM denotes the percentage change is not meaningful
The increase in total non-interest income for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to increases in credit enhanced loan balances which generated higher credit enhancement income. Additionally, the increased sales of the guaranteed portions of SBA 7(a) loans led to an increase in gains on loan sales, higher originations resulted in increased Strategic Program fees, and acquisition of the credit card portfolio introduced interchange income to FinWise.
Non-interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$11,038	$9,826	$1,212	12.3%
Professional services	880	907	(27)	(3.0%)
Occupancy and equipment expenses	425	543	(118)	(21.7%)
Credit enhancement servicing expense	2,429	2	2,427	NM
Credit enhancement guarantee expense	10,098	11	10,087	NM
Other operating expenses	3,468	3,029	439	14.5%
Total non-interest expense	$28,338	$14,318	$14,020	97.9%
NM denotes the percentage change is not meaningful
The increase in total non-interest expense for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase in credit enhancement guarantee and servicing expenses resulting from growth in credit enhanced loans and salaries and employee benefits mainly from increased headcount.
Provision for Income Taxes
Our provision for income taxes for the three months ended March 31, 2026 and 2025 resulted in an effective income tax rate of 28.0% and 28.1%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three months ended March 31, 2026 principally due to state and local income taxes and certain non-deductible executive compensation.

Net Income
The changes in net income for the three months ended March 31, 2026, compared to the same periods in 2025, were primarily the result of the factors discussed in the foregoing sections.

Segment Results
As further described in Note 14, Segments, in Part I, Item 1 of this Report, during the third quarter of 2025, we implemented segment reporting following the completion of a technology initiative to capture segment-specific financial data and develop reports used by our chief operating decision maker (“CODM”) to review our financial performance and determine how to allocate resources. Our operations are comprised of three reportable segments: traditional banking, banking as a service and treasury and administration.
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

	At and for the Three Months Ended March 31, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$6,856	$25,216	$4,827	$(3,358)	$33,541
Interest expense	3,011	1,339	4,459	(3,358)	5,451
Net interest income	3,845	23,877	368	—	28,090
Non-interest income	3,034	11,791	(43)	—	14,782
Non-interest expense:
Salaries and benefits	1,295	2,453	203	—	3,951
Other non-interest expense	1,268	13,073	78	—	14,419
Provision for credit losses	2,601	7,980	—	—	10,581
Income before other operating expense allocation	1,715	12,162	44	—	13,921
Other operating expense allocations	2,012	8,111	—	—	10,123
Income before taxes	(297)	4,051	44	—	3,798
Income tax expense	(138)	1,192	9	—	1,063
Net income	$(159)	$2,859	$35	$—	$2,735

March 31, 2026
Other segment disclosures:
Total assets	$435,448	$234,009	$229,983	$—	$899,440

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
The BaaS segment’s strong performance for the three months ended March 31, 2026 underscores the success of our Strategic Program initiatives, while traditional banking is a core component of our business whose first quarter results were adversely affected by credit quality issues generally related to the SBA portfolio. Treasury and administration remains focused on optimizing liquidity and supporting the funding needs of our other operating segments.
Looking ahead, we expect continued growth in BaaS as we expand our fintech partnerships and product offerings. Traditional banking performance will be influenced by interest rate trends and credit quality and treasury and administration will remain focused on optimizing liquidity and supporting business growth. We continue to monitor regulatory developments and market conditions that may impact segment performance.
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	As of		Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Interest-bearing deposits in other banks	$90,655	$151,318	$(60,663)	(40.1)%
Investment securities available-for-sale, at fair value	27,629	27,755	(126)	(0.5)%
Investment securities held-to-maturity, net	9,388	9,927	(539)	(5.4)%
Strategic Program loans held-for-sale, at lower of cost or fair value	133,907	146,473	(12,566)	(8.6)%
Loans held-for-investment, net	539,157	541,551	(2,394)	(0.4)%
Total assets	899,440	977,135	(77,695)	(8.0)%
Deposits	674,856	754,561	(79,705)	(10.6)%
Total liabilities	702,833	783,940	(81,107)	(10.3)%
Total shareholders' equity	196,607	193,195	3,412	1.8%
Total equity to total assets	21.9%	19.8%		2.1%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2025 to March 31, 2026, was primarily due to the maturity of higher-cost brokered certificates of deposit prior to the end of the quarter and we opted not to renew or replace them. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.
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

The following table summarizes the weighted-average yields of our investment securities at March 31, 2026. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.22%	4.14%	—%	—%	4.19%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.34%	1.39%	1.84%	1.80%
Collateralized mortgage obligations	—%	3.13%	—%	2.19%	2.31%
Total	4.22%	4.06%	1.39%	2.06%	3.64%
There were no sales or transfers of investment securities between classifications during the three months ended March 31, 2026 and 2025.
At March 31, 2026, we had a total of eighteen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities. At December 31, 2025, we had a total of seventeen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities.
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
Our Strategic Program loans held-for-sale decreased $12.6 million as of March 31, 2026 compared to December 31, 2025, primarily as a result of lower originations for certain programs.

Loans Held-for-Investment Portfolio
The following table summarizes our gross loan portfolio held-for-investment by loan program as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
SBA(1)	$202,438	34.6%	$205,615	35.1%
Commercial leases	78,913	13.5%	78,743	13.4%
Commercial, non-real estate	3,877	0.7%	4,201	0.7%
Residential real estate	62,464	10.7%	59,602	10.2%
Strategic Program loans:
Strategic Program loans - with credit enhancement	109,081	18.7%	108,131	18.5%
Strategic Program loans - without credit enhancement	20,779	3.6%	21,637	3.7%
Commercial real estate:
Owner occupied	86,083	14.7%	84,016	14.3%
Non-owner occupied	2,003	0.3%	1,638	0.3%
Consumer	18,599	3.2%	21,926	3.8%
Total loans held-for-investment, gross	$584,237	100.0%	$585,509	100.0%
(1)SBA loans as of March 31, 2026 and December 31, 2025 include $95.1 million and $102.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of March 31, 2026 and December 31, 2025, we had total SBA 7(a) loans of $202.4 million and $205.6 million, respectively, representing 34.6% and 35.1% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5.0 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. We will sell interests in the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion when market pricing for SBA loans are favorable. We will retain both the guaranteed portion and unguaranteed portion on our balance sheet when market pricing for SBA loans is less favorable and to season the new SBA loans to obtain optimal pricing. During the first quarter the Company sold $25.9 million of the guaranteed principal balances of SBA loans.
Commercial leases
As of March 31, 2026 and December 31, 2025, we had total commercial leases of $78.9 million and $78.7 million, respectively, representing 13.5% and 13.4% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of March 31, 2026 and December 31, 2025, we had total commercial non-real estate loans of $3.9 million and $4.2 million, respectively, representing 0.7% and 0.7% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of March 31, 2026 and December 31, 2025, we had total residential real estate loans of $62.5 million and $59.6 million, respectively, representing 10.7% and 10.2% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our consolidated balance sheets for investment.
Strategic Program loans
Through our Strategic Program service providers, we issue unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of March 31, 2026 and December 31, 2025, we had total Strategic Program loans held-for-investment of $129.9 million and $129.7 million, respectively, representing 22.3% and 22.2% of our total loans held-for-investment, respectively. Loans originated through the Strategic Program are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from the borrower’s personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Strategic Program loans with credit enhancement
The Strategic Program loans with credit enhancement are distinct from our traditional loan portfolio in that the sponsoring fintech company guarantees the credit and fraud losses associated with these loans. Credit enhanced Strategic Program loans totaled $109.1 million and $108.1 million as of March 31, 2026 and December 31, 2025, representing 18.7% and 18.5% of our total loans held-for-investment, respectively. This significant increase reflects the expansion of the credit enhanced program and its impact on our balance sheet. The Reconciliations of Non-GAAP Financial Measures section of this report below further details the impact of the credit enhancement program on our allowance for credit losses and related non-GAAP financial measures.
Strategic Program loans without credit enhancement
Strategic Program loans without credit enhancement totaled $20.8 million and $21.6 million as of March 31, 2026 and December 31, 2025, representing 3.6% and 3.7% of our total loans held-for-investment, respectively. Unlike the credit enhanced loans, these non-credit enhanced loans do not benefit from a third-party guarantee or indemnification of credit and fraud losses by the Strategic Program service provider. As a result, the Bank retains the full credit and fraud losses associated with these loans, and they are subject to our standard credit risk management, monitoring, and allowance for credit losses under the CECL model. The accounting for non-credit enhanced Strategic Program loans is consistent with our other held-for-investment loan portfolios. While the non-credit enhanced Strategic Program loans represent a smaller portion of our overall loan portfolio, they provide additional diversification and support our broader fintech strategy.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of March 31, 2026 and December 31, 2025, we had total commercial real estate loans of $88.1 million and $85.7 million, respectively, representing 15.1% and 14.6% of our total loans held-for-investment, respectively. Of these amounts, $86.1 million and $84.0 million represented owner occupied properties as of March 31, 2026 and December 31, 2025, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of March 31, 2026 and December 31, 2025, we had total consumer loans of $18.6 million and $21.9 million, respectively, representing 3.3% and 3.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of March 31, 2026:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$402	$1,602	$2,626	$1,144	$5,774
Commercial leases	27,201	51,710	—	—	78,911
Commercial, non-real estate	978	2,734	165	—	3,877
Residential real estate	9,028	5,953	—	—	14,981
Strategic Program loans	61,179	18,313	1,484	17	80,993
Commercial real estate
Owner occupied	2,333	4,653	—	—	6,986
Non-owner occupied	186	502	921	46	1,655
Consumer	5,524	11,671	1,400	—	18,595
Subtotal fixed rate loans	106,831	97,138	6,596	1,207	211,772

Variable rate loans:
SBA	18,205	63,510	81,029	33,922	196,666
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	41,598	3,818	2,067	—	47,483
Strategic Program loans	48,832	12	23	—	48,867
Commercial real estate
Owner occupied	8,611	34,161	33,912	2,414	79,098
Non-owner occupied	348	—	—	—	348
Consumer	3	—	—	—	3
Subtotal variable rate loans	117,597	101,501	117,031	36,336	372,465
Total	$224,428	$198,639	$123,627	$37,543	$584,237
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
We had a total of $49.8 million in nonperforming assets as of March 31, 2026, which included $26.7 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $43.7 million in nonperforming assets which included $0.5 million in material loan modifications at December 31, 2025. The amount of nonperforming assets as of December 31, 2025 includes $24.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The increase in nonperforming assets from the prior year was primarily attributable to the increase in the SBA 7(a) loan portfolio being classified as nonaccrual mainly due to the negative impact of sustained elevated interest rates on our small business borrowers. Due to elevated interest rates, the slowdown of consumer spending and the variable rate nature of our SBA portfolio, the risk of default has become and continues to be elevated and may result in additional delinquencies in future periods.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications consistent with modification program terms previously approved by FinWise but without prior FinWise consent on the specific loans in order to react to immediately to borrower contact and optimize collections. As of March 31, 2026 the balance of outstanding loan modifications was approximately $0.2 million.
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
Credit losses are charged against the ACL when we believe that the collectability of the principal loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL when received. The amortized cost basis of loans does not include accrued interest receivable, which is included in other assets on the consolidated balance sheets. The provision for credit losses on the consolidated statements of income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

The following table presents a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$36,796	$13,176
Provision for credit losses	10,566	3,307
Charge-offs
Construction and land development	—	—
Residential real estate	(244)	(7)
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	(598)	(68)
Non-owner occupied	(410)	—
Commercial and industrial	(447)	(83)
Consumer	(276)	(11)
Lease financing receivables	(319)	(36)
Strategic Program loans:
Strategic Program loans - with credit enhancement	(4,864)	—
Strategic Program loans - without credit enhancement	(2,720)	(2,384)
Recoveries
Construction and land development	—	—
Residential real estate	—	3
Residential real estate multifamily	—	—
Commercial real estate
Owner occupied	—	16
Non-owner occupied	—	—
Commercial and industrial	5	14
Consumer	2	3
Lease financing receivables	42	(33)
Strategic Program loans(1)	440	338
Ending balance	$37,973	$14,235
(1) Recoveries related to Strategic Program loans that were reimbursed fully on the credit enhanced portfolio totaled $4.9 million and $1.0 thousand for the three months ended March 31,2026 and March 31, 2025, respectively.

The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of March 31, 2026 and December 31, 2025. The ACL related to Strategic Programs constitutes 76.2% and 77.0% of the total ACL while comprising 22.3% and 22.2%, respectively, of total loans held-for-investment as of March 31, 2026 and December 31, 2025, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$1,062	8.7%	$970	8.4%
Residential real estate	815	9.5%	777	9.6%
Residential real estate multifamily	48	0.4%	62	0.5%
Commercial real estate
Owner occupied	3,811	36.5%	3,267	36.0%
Non-owner occupied	92	1.4%	104	1.6%
Commercial and industrial	866	4.5%	773	4.5%
Consumer	548	3.2%	679	3.7%
Lease financing receivables	1,799	13.5%	1,838	13.5%
Strategic Program loans:
Strategic Program loans - with credit enhancement	23,378	18.7%	22,396	18.5%
Strategic Program loans - without credit enhancement	5,554	3.6%	5,930	3.7%
Total	$37,973	100.0%	$36,796	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of March 31, 2026:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	1.5%	20.1%	7.3%
Residential real estate multifamily	1.9%	—%	—%
Commercial real estate
Owner occupied	1.8%	15.6%	11.4%
Non-owner occupied	1.1%	28.2%	3.9%
Commercial and industrial	3.3%	9.7%	33.6%
Consumer	2.9%	—%	8,191.5%
Lease financing receivables	2.3%	0.5%	435.0%
Strategic Program loans	22.3%	—%	—%
Total	6.5%	8.5%	76.2%

The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2025:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.0%	4.7%	42.4%
Residential real estate	1.4%	19.9%	6.9%
Residential real estate multifamily	2.0%	—%	—%
Commercial real estate
Owner occupied	1.6%	11.3%	13.7%
Non-owner occupied	1.1%	28.8%	3.8%
Commercial and industrial	2.9%	8.6%	34.4%
Consumer	3.1%	0.2%	1,297.1%
Lease financing receivables	2.3%	1.1%	214.0%
Strategic Program loans	21.8%	—%	—%
Total	6.3%	7.4%	85.1%
When comparing March 31, 2026 to December 31, 2025, the increase in ACL to total loans held-for-investment was primarily due to the increase of the credit enhanced loan portfolio ACL resulting from the change in portfolio composition. The increase in nonaccrual loans to total loans held-for-investment as shown above was primarily related to SBA loans that were moved to nonaccrual status during 2026. The decrease in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the nonaccrual loans concentrated in the SBA product and charge-offs in the period as updated appraisals were obtained.
The following table summarizes net charge-offs (“NCO”), average loans and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$50,862	—%	$—	$45,695	—%
Residential real estate	244	56,350	1.8%	4	58,380	—%
Residential real estate multifamily	—	2,944	—%	—	1,707	—%
Commercial real estate
Owner occupied	598	215,407	1.1%	52	198,317	0.1%
Non-owner occupied	410	8,902	18.7%	—	13,191	—%
Commercial and industrial	442	25,999	6.9%	69	51,112	0.5%
Consumer	274	20,461	5.4%	8	22,597	0.1%
Lease financing receivables	277	80,034	1.4%	69	74,501	0.4%
Strategic Program loans:
Strategic Program loans - with credit enhancement	4,832	113,773	17.2%	—	1,037	—%
Strategic Program loans - without credit enhancement	2,312	21,654	43.3%	2,046	19,243	43.1%
Total	$9,389	$596,386	6.4%	$2,248	$485,780	1.9%

The total ratio of annualized NCO to average loans outstanding remained consistent during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a higher growth rate in the quarterly average balances of Strategic Program loans related to the credit enhanced program when compared to the growth rate of net charge-offs in that program.
The total ratio of annualized NCO to average loans outstanding was lower during the three months ended March 31, 2026, as compared to the same prior year period due to a higher growth rate in the average balances of Strategic Program loans related to the credit enhanced program when compared to the growth rate of net charge-offs in that program.
Total Assets
Total assets at March 31, 2026 were $899.4 million, a decrease of $77.7 million from December 31, 2025. The decrease in total assets was primarily due to decreases in interest-bearing cash deposits of $60.7 million, loans held-for-sale portfolio of $12.6 million, and loans held-for-investment, net, of $2.4 million.
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
The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	March 31, 2026		December 31, 2025
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$127,223	18.9%	$168,442	22.3%
Interest-bearing deposits:
Demand	104,016	15.4%	74,817	9.9%
Savings	9,613	1.4%	11,017	1.5%
Money markets	23,286	3.5%	22,017	2.9%
Time certificates of deposit	410,718	60.8%	478,268	63.4%
Total period end deposits	$674,856	100.0%	$754,561	100.0%
The decrease in total deposits as of March 31, 2026 compared to December 31, 2025 of $79.7 million was primarily due to reductions in noninterest-bearing demand deposits and certificates of deposit, as excess funds were not required to support the lower level of assets.
As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000. Our total estimated uninsured deposits were $182.2 million and $204.1 million as of March 31, 2026 and December 31, 2025, respectively. Estimated uninsured deposits at the Bank as of March 31, 2026 include $35.6 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $43.0 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at March 31, 2026 is as follows:

	March 31, 2026
($ in thousands)	Three Months or Less	More than Three Months to Six Months	More than Six Months to Twelve Months	More than Twelve Months	Total
Time deposits, uninsured	$1,343	$66	$129	$1,141	$2,679
Total Liabilities
Total liabilities decreased to $702.8 million, or 10.3%, as of March 31, 2026 from $783.9 million as of December 31, 2025 primarily due to a decrease in deposits as discussed above.
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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At March 31, 2026, we had the ability to access $165.0 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with three correspondent banks to borrow up to $16.1 million in overnight funds. We also maintain a $17.0 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of March 31, 2026.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2026, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $96.9 million and constituted 10.8% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.

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
Shareholders’ equity increased $3.4 million to $196.6 million at March 31, 2026 compared to $193.2 million at December 31, 2025, primarily due to earnings of $2.7 million reported for the period.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 21.9% and 19.8% as of March 31, 2026 and December 31, 2025, respectively.
Our return on average equity was 5.7% and 7.4% for the three months ended March 31, 2026 and 2025, respectively. Our return on average assets was 1.2% and 1.7% for the three months ended March 31, 2026 and 2025, respectively.
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
Under the prompt corrective action rules, an institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly issued a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank elected to opt into the Community Bank Leverage Ratio (“CBLR”) framework starting in 2020. Under these capital requirements the Bank must maintain a leverage ratio greater than 9.0% to be considered well-capitalized. The minimum CBLR required for a bank to be considered well capitalized will decrease to 8.0% effective July 1, 2026.
As of March 31, 2026, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of March 31, 2026:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$264,138	$264,138	$—	$—	$—
Time deposits	410,718	296,475	91,856	11,758	10,629
Operating lease obligations	4,279	1,206	2,355	718	—
Total	$679,135	$561,819	$94,211	$12,476	$10,629
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
FinWise has entered into agreements with certain of its Strategic Program service providers pursuant to which the service providers provide credit enhancement on loans which protects the Bank by indemnifying or reimbursing the Bank for incurred credit and fraud losses. We estimate and record a provision for expected losses for these Strategic Program loans in accordance with GAAP, which requires estimation of the provision without consideration of the credit enhancement. When the provision for expected losses over the life of the loans that are subject to such credit enhancement is recorded, a credit enhancement asset reflecting the future recovery of those estimated credit losses pursuant to the strategic partner’s guarantee to assume the Bank’s credit losses on each of the loans in the respective guaranteed portfolio is also recorded on the balance sheet in the form of non-interest income (credit enhancement income). Reimbursement or indemnification for incurred losses is provided for in the form of a deposit reserve account that is replenished periodically by the respective Strategic Program service provider. The credit enhancement asset is reduced as credit enhancement payments and recoveries are received from the Strategic Program service provider or taken from its cash reserve account. If the Strategic Program service provider is unable to fulfill its contracted obligations under its credit enhancement agreement, then the Bank could be exposed to the loss of the reimbursement and credit enhancement income as a result of this counterparty risk. The Bank incurs expenses for the amounts owed to the strategic partner for the credit guarantee and for servicing of the credit enhanced portfolio, if applicable (credit enhancement program expenses). See the following reconciliations of GAAP to non-GAAP measures for the impact of the credit enhancement on our financial condition and results.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	March 31, 2026			March 31, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$596,385	$26,757	18.20%	$485,780	$12,891	10.76%
Less: credit enhancement program expenses		(12,526)			(13)
Net of adjustment for credit enhancement program expenses	$596,385	$14,231	9.68%	$485,780	$12,878	10.76%

Total interest income on LHFI net of credit enhancement program expenses and the average yield on LHFI net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on net interest income and NIM:

	As of and for the Three Months Ended
	March 31, 2026			March 31, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$882,801	$28,090	12.90%	$700,500	$14,280	8.27%
Less: credit enhancement program expenses		(12,526)			(13)
Net of adjustment for credit enhancement program expenses	$882,801	$15,564	7.15%	$700,500	$14,267	8.27%
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
Non-interest expenses less credit enhancement program expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement program expenses on non-interest expense:

($ in thousands; unaudited)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total non-interest expense	$28,338	$14,318
Less: credit enhancement program expenses	(12,526)	(13)
Total non-interest expense less credit enhancement program expenses	$15,812	$14,305
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
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total non-interest income	$14,627	$7,810
Less: credit enhancement income	(5,864)	(85)
Total non-interest income less credit enhancement income	$8,763	$7,725

Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of March 31, 2026	As of December 31, 2025
Allowance for credit losses	$37,973	$36,796
Less: allowance for credit losses related to credit enhanced loans	(23,378)	(22,411)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$14,595	$14,385
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of March 31, 2026 and December 31, 2025 was approximately $109.1 million and $108.1 million, respectively.
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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of March 31, 2026:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(4.2)%	(3.4)%	(2.1)%	(0.9)%	—%	0.8%	1.9%	2.8%	3.7%
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
The following table illustrates the results of our EVE analysis as of March 31, 2026:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(20.4)%	(13.5)%	(7.7)%	(3.3)%	—%	2.8%	5.3%	7.4%	9.2%

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported as and when required and (2) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Between July and August 2025, several lawsuits were filed against the Company in the United States District Court for the District of Utah. The complaints generally asserted claims of negligence, breach of implied contract and unjust enrichment, on behalf of various classes of putative individuals who claimed to have been harmed in connection with an alleged data breach involving the Company. The plaintiffs sought equitable and injunctive relief as well as an unspecified amount of monetary damages in connection with their claims, which include an award of attorneys’ fees and costs. On October 3, 2025, the Court entered an Order consolidating the pending cases and all subsequently filed putative class actions involving the same or substantially the same obligations into the pending matter into Minter et. al v. FinWise Bank et. al, Case No. 2:25-cv-00569-JNP-CMR. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the Court for approval on May 8, 2026. If approved by the Court, the settlement fund created from the settlement agreement and all related expenses will be covered by the Company’s cyber insurance policy. See Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Item 1A.    Risk Factors
There are a number of factors that may adversely affect our business, financial results or stock price. Refer to Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K for a discussion of these risks. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K, as filed with the SEC on March 23, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2026.
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

FinWise Bancorp

Date: May 12, 2026	By:	/s/ James Noone
James Noone
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)