Form 10-Q
period 2026-06-30
Finwise Bancorp
filed 2026-08-12
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 13,882,680 shares of common stock, $0.001 par value per share, outstanding.

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
•the anticipated benefits of any new lines of business that we may enter or investments or acquisitions we may make are not realized within the expected time frame or at all, including any negative impact on performance as a result of the recent acquisition of Tallied Technologies, Inc.;
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$6,111	$12,082
Interest-bearing deposits in other banks (restricted cash of $4.0 million and $4.1 million, respectively)	87,527	151,318
Total cash and cash equivalents	93,638	163,400
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $27.5 million and $27.5 million, respectively)	27,546	27,755
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $7.9 million and $9.0 million, respectively)	8,882	9,927
Strategic Program loans held-for-sale, at lower of cost or fair value	175,217	146,473
Loans held-for-investment, net of allowance for credit losses of $47.4 million and $36.8 million, respectively	514,501	541,551
Credit enhancement asset	31,906	22,411
Assets subject to operating leases, net of accumulated depreciation of $5.7 million and $4.7 million, respectively	11,107	12,575
Deferred income taxes, net	2,848	2,345
Other assets	59,666	50,698
Total assets	$925,311	$977,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$118,926	$168,442
Interest-bearing	574,873	586,119
Total deposits	693,799	754,561
Other liabilities	32,321	29,379
Total liabilities	726,120	783,940
Commitments and contingencies (Note 6)
Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,687,680 and 13,655,961 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in-capital	62,359	60,958
Retained earnings	136,804	132,197
Accumulated other comprehensive income, net of tax	14	26
Total shareholders’ equity	199,191	193,195
Total liabilities and shareholders’ equity	$925,311	$977,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$32,754	$18,485	$64,826	$35,640
Interest on securities	337	390	676	780
Other interest income	888	867	2,018	1,858
Total interest income	33,979	19,742	67,520	38,278

Interest expense
Interest on deposits	5,230	5,014	10,681	9,270
Total interest expense	5,230	5,014	10,681	9,270
Net interest income	28,749	14,728	56,839	29,008

Provision for credit losses	22,677	4,726	33,258	8,062
Net interest income after provision for credit losses	6,072	10,002	23,581	20,946

Non-interest income
Strategic Program fees	5,310	5,404	11,012	10,366
Gain on sale of loans, net	1,480	1,483	2,932	2,329
SBA loan servicing fees, net	80	(96)	237	82
Change in fair value on investment in BFG	(200)	300	(400)	700
Interchange income	679	—	1,382	—
Credit enhancement income	16,678	2,275	22,542	2,360
Other miscellaneous income	1,567	971	2,515	2,310
Total non-interest income	25,594	10,337	40,220	18,147

Non-interest expense
Salaries and employee benefits	11,062	10,491	22,100	20,317
Professional services	1,146	949	2,025	1,856
Occupancy and equipment expenses	417	445	843	988
Credit enhancement servicing expense	1,512	11	3,940	13
Credit enhancement guarantee expense	11,774	78	21,872	89
Other operating expenses	2,951	2,938	6,420	5,967
Total non-interest expense	28,862	14,912	57,200	29,230
Income before income taxes	2,804	5,427	6,601	9,863
Provision for income taxes	672	1,330	1,734	2,577
Net income	$2,132	$4,097	$4,867	$7,286

Earnings per share, basic	$0.16	$0.31	$0.37	$0.55
Earnings per share, diluted	$0.15	$0.29	$0.35	$0.52

Weighted average shares outstanding, basic	13,112,580	12,781,508	13,066,232	12,749,012
Weighted average shares outstanding, diluted	13,673,167	13,472,394	13,658,483	13,486,153
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,132	$4,097	$4,867	$7,286
Other comprehensive income (loss) items:
Unrealized gain (loss) on securities available-for-sale	$(79)	$2	$(200)	$205
Tax effect	20	(7)	51	(52)
Unrealized gain (loss) on interest rate swaps	10	28	135	(226)
Recognition of previously unrealized (gain) loss on interest rate swaps in net income	28	(112)	47	(225)
Tax effect	(9)	72	(45)	113
Other comprehensive loss, net of tax	(30)	(17)	(12)	(185)
Comprehensive income	$2,102	$4,080	$4,855	$7,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at March 31, 2026	13,706,693	$14	$61,702	$134,847	$44	$196,607
Stock-based compensation expense	—	—	1,054	—	—	1,054
Stock options exercised, net	33,592	—	187	(8)	—	179
Shares surrendered for tax withholding	(22,869)	—	(272)	(58)	—	(330)
Common stock repurchased and retired	(29,736)	—	(312)	(109)	—	(421)
Other comprehensive loss, net of tax	—	—	—	—	(30)	(30)
Net income	—	—	—	2,132	—	2,132
Balance at June 30, 2026	13,687,680	$14	$62,359	$136,804	$14	$199,191

Three Months Ended June 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at March 31, 2025	13,216,903	$13	$57,548	$119,781	$19	$177,361
Stock-based compensation expense	269,367	—	761	—	—	761
Stock options exercised, net	120	—	—	—	—	—
Shares surrendered for tax withholding	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Net income	—	—	—	4,097	—	4,097
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Unaudited Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2025	13,655,961	$14	$60,958	$132,197	$26	$193,195
Stock-based compensation expense	29,834	—	1,713	—	—	1,713
Stock options exercised, net	54,490	—	272	(93)	—	179
Shares surrendered for tax withholding	(22,869)	—	(272)	(58)	—	(330)
Common stock repurchased and retired	(29,736)	—	(312)	(109)	—	(421)
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Net income	—	—	—	4,867	—	4,867
Balance at June 30, 2026	13,687,680	$14	$62,359	$136,804	$14	$199,191

Six Months Ended June 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	269,367	—	1,361	—	—	1,361
Stock options exercised, net	5,383	—	22	(2)	—	20
Shares surrendered for tax withholding	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(185)	(185)
Net income	—	—	—	7,286	—	7,286
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,867	$7,286
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,354	2,504
Provision for credit losses	33,258	8,062
Noncash operating lease cost	401	205
Net (accretion) amortization of securities (discounts) and premiums	6	(19)
Other	(923)	(755)
Gain on sale of loans, net	(2,932)	(2,329)
Originations of Strategic Program loans held-for-sale	(3,048,151)	(2,575,192)
Proceeds from sale of Strategic Program loans held-for-sale	3,019,682	2,519,908
Change in fair value of BFG	400	(700)
Impairment of SBA servicing asset	254	215
Stock-based compensation expense	1,713	1,361
Noncash change in credit enhancement asset	(9,495)	(2,358)
Deferred income taxes	(497)	(1,462)
Net changes in:
Other assets	(9,919)	4,434
Other liabilities	2,985	(1,114)
Net cash used in operating activities	(5,997)	(39,954)
Cash flows from investing activities:
Net increase in loans receivable	(40,709)	(84,221)
Purchase of lease pools	(13,620)	(20,816)
Purchase of bank premises and equipment, net	(21)	(192)
Purchase of assets subject to operating leases	—	(6,163)
Proceeds from sales of loans and leases held-for-investment	50,917	40,162
Proceeds from sales of assets subject to operating leases	95	888
Proceeds from maturities and paydowns of securities held-to-maturity	1,048	1,325
Purchase of FHLB stock	(141)	(90)
Net cash used in investing activities	(2,431)	(69,107)
Cash flows from financing activities:
Net (decrease) increase in deposits	(60,762)	90,222
Common stock repurchased	(421)	—
Proceeds from exercise of stock options	179	20
Payment of taxes related to net share settlement of equity awards	(330)	(243)
Net cash (used in) provided by financing activities	(61,334)	89,999

Net change in cash and cash equivalents and restricted cash	(69,762)	(19,062)
Cash, cash equivalents and restricted cash, beginning of the period	163,400	109,162
Cash, cash equivalents and restricted cash, end of the period	$93,638	$90,100
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,432	$3,314
Cash paid for interest	$10,909	$7,019
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Stock Repurchase Program – On May 21, 2026, the Company announced that its Board of Directors (the “Board”) had authorized a common stock repurchase program, effective as of May 19, 2026, to purchase up to 685,000 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases could also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Share Repurchase Committee, designated by the Board of Directors, will have sole discretion in determining the timing, number, and value of any shares repurchased, taking into account factors such as the market price and trading volume of the Company's common stock, general market and economic conditions, the Company's capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. Since commencement of the repurchase program, the Company had repurchased a total of 29,736 shares for $0.4 million at an average price of $14.15 per share as of June 30, 2026 and retired them at cost.

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
Note 2 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s consolidated balance sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,521	$25	$—	$27,546

	December 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,531	$224	$—	$27,755
The following table presents the amortized cost and estimated fair value of investment securities AFS at June 30, 2026, by contractual maturity:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,498	$17,520
Due after one year through five years	10,023	10,026
Total securities AFS	$27,521	$27,546
At June 30, 2026, debt securities AFS with a fair value of $27.5 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.5 million and $0.5 million at June 30, 2026 and December 31, 2025, respectively, and was included in other assets on the consolidated balance sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's consolidated balance sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,490	$—	$—	$(468)	$4,022
Collateralized mortgage obligations	4,392	—	1	(549)	3,844
Total securities held-to-maturity	$8,882	$—	$1	$(1,017)	$7,866

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,961	$—	$1	$(456)	$4,506
Collateralized mortgage obligations	4,966	—	5	(495)	4,476
Total securities held-to-maturity	$9,927	$—	$6	$(951)	$8,982
The amortized cost and estimated market value of debt securities HTM at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	902	873
Due after five years through ten years	2,206	1,994
Due after ten years	5,774	4,999
Total securities held-to-maturity	$8,882	$7,866
At June 30, 2026, HTM debt securities with a book value of $8.9 million were pledged as collateral for a credit line held by the Bank.
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At June 30, 2026 and December 31, 2025, there was no ACL related to debt securities HTM or AFS as the portfolio consists of U.S. government-issued or guaranteed agency securities considered to have minimal credit risk.
The Company had eighteen securities, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities in an unrealized loss position at June 30, 2026 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities in an unrealized loss position at December 31, 2025. The following tables present the estimated fair value and gross unrealized losses of debt securities HTM, aggregated by category and length of time in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$260	$(1)	$3,762	$(467)	$4,022	$(468)
Collateralized mortgage obligations	449	(5)	3,100	(544)	3,549	(549)
Total	$709	$(6)	$6,862	$(1,011)	$7,571	$(1,017)

	December 31, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$—	$—	$4,164	$(456)	$4,164	$(456)
Collateralized mortgage obligations	39	—	3,372	(495)	3,411	(495)
Total	$39	$—	$7,536	$(951)	$7,575	$(951)
There were no sales or transfers of investment securities and no realized gains or losses on these securities during the six months ended June 30, 2026 or 2025.
FHLB Stock
The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At June 30, 2026 and December 31, 2025, the Bank owned $0.6 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at June 30, 2026 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 3 – Loans
Loans held-for-investment, net – The Company’s loans held-for-investment outstanding by general ledger classification as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
SBA(1)	$163,953	$205,615
Commercial leases	83,077	78,743
Commercial, non-real estate	3,497	4,201
Residential real estate	70,482	59,602
Strategic Program loans:
Strategic Program loans - with credit enhancement(2)	120,787	108,131
Strategic Program loans - without credit enhancement	23,851	21,637
Commercial real estate:
Owner occupied	86,619	84,016
Non-owner occupied	2,108	1,638
Consumer	17,012	21,926
Total loans held-for-investment, gross	$571,386	$585,509
Deferred loan fees and discounts, net	(9,450)	(7,162)
Total loans held-for-investment, net of deferred loans fees and discounts, net	561,936	578,347
Allowance for credit losses	(47,435)	(36,796)
Loans held-for-investment, net	$514,501	$541,551

(1) Included in the SBA loans held-for-investment above are $66.1 million and $102.7 million of loans guaranteed by the SBA as of June 30, 2026 and December 31, 2025, respectively.
(2) See Note 15 - Subsequent Event for the acquisition on July 20, 2026 of Tallied Technologies, Inc., a Strategic Program provider that participated in the Company’s credit enhanced lending program.
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

Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve at the Company by Strategic Program providers for loans without credit enhancement at June 30, 2026 and December 31, 2025, was $26.9 million and $53.4 million, respectively.
Strategic Program providers that participate in the Company’s credit enhanced balance sheet program guarantee the credit and fraud losses by maintaining a reserve deposit account with the Bank. This reserve deposit account is intended to protect the Bank by ensuring that sufficient funds are available to cover any credit and fraud losses, and the Strategic Program provider must periodically replenish the account as needed to meet the required balance. Collateral reserve balances associated with the Company’s credit enhanced balance sheet program totaled $5.4 million and $5.4 million at June 30, 2026 and December 31, 2025, respectively.
Strategic Program loans retained and held-for-sale as of June 30, 2026 and December 31, 2025, are summarized as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Strategic Program loans retained:
Strategic Program loans - with credit enhancement	$120,787	$108,131
Strategic Program loans - without credit enhancement	23,851	21,637
Strategic Program loans held-for-sale	175,217	146,473
Total Strategic Program loans	$319,855	$276,241
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of June 30, 2026 and December 31, 2025 for the purpose of estimating the ACL:

($ in thousands)	June 30, 2026	December 31, 2025
Construction and land development	$58,789	$49,070
Residential real estate	44,594	56,441
Residential real estate multifamily	3,591	3,175
Commercial real estate:
Owner occupied	186,751	210,556
Non-owner occupied	8,018	9,581
Commercial and industrial	24,916	26,250
Consumer	17,012	21,926
Lease financing receivables	83,077	78,742
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	120,787	108,131
Strategic Program loans - without credit enhancement	23,851	21,637
Total loans held-for-investment, gross	$571,386	$585,509
Deferred loan fees and discounts, net	(9,450)	(7,162)
Total loans held-for-investment, net of deferred loan fees and discounts, net	$561,936	$578,347

Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Three Months Ended June 30, 2026
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$1,062	$169	$—	$—	$1,231
Residential real estate	815	204	(153)	4	870
Residential real estate multifamily	48	22	—	—	70
Commercial real estate:
Owner occupied	3,811	2,267	(2,258)	333	4,153
Non-owner occupied	92	43	(47)	—	88
Commercial and industrial	866	955	(763)	33	1,091
Consumer	548	(75)	(13)	7	467
Lease financing receivables	1,799	295	(99)	21	2,016
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	23,428	16,678	(7,963)	85	32,228
Strategic Program loans - without credit enhancement	5,504	1,995	(2,679)	401	5,221
Total allowance for credit losses on financing receivables	$37,973	$22,553	$(13,975)	$884	$47,435

Unfunded lending commitments	573	124	—	—	697
Total allowance for credit losses	$38,546	$22,677	$(13,975)	$884	$48,132

	Six Months Ended June 30, 2026
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$970	$261	$—	$—	$1,231
Residential real estate	777	486	(397)	4	870
Residential real estate multifamily	62	8	—	—	70
Commercial real estate:
Owner occupied	3,267	3,409	(2,856)	333	4,153
Non-owner occupied	104	441	(457)	—	88
Commercial and industrial	773	1,490	(1,210)	38	1,091
Consumer	679	68	(289)	9	467
Lease financing receivables	1,838	533	(418)	63	2,016
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	22,396	22,542	(12,827)	117	32,228
Strategic Program loans - without credit enhancement	5,930	3,881	(5,399)	809	5,221
Total allowance for credit losses	$36,796	$33,119	$(23,853)	$1,373	$47,435

Unfunded lending commitments	558	139	—	—	697
Total allowance for credit losses	$37,354	$33,258	$(23,853)	$1,373	$48,132

	Three Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$988	$(7)	$—	$—	$981
Residential real estate	598	244	(210)	3	635
Residential real estate multifamily	38	2	—	—	40
Commercial real estate:
Owner occupied	3,632	(395)	(309)	19	2,947
Non-owner occupied	126	(22)	—	—	104
Commercial and industrial	431	18	—	—	449
Consumer	676	245	(210)	7	718
Lease financing receivables	1,587	224	(133)	7	1,685
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	194	2,275	(6)	—	2,463
Strategic Program loans - without credit enhancement	5,965	2,212	(2,273)	321	6,225
Total allowance for credit losses on financing receivables	$14,235	$4,796	$(3,141)	$357	$16,247

Unfunded lending commitments	493	(70)	—	—	423
Total allowance for credit losses	$14,728	$4,726	$(3,141)	$357	$16,670

	Six Months Ended June 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$607	$—	$—	$981
Residential real estate	788	58	(217)	6	635
Residential real estate multifamily	38	2	—	—	40
Commercial real estate:					—
Owner occupied	2,834	448	(370)	35	2,947
Non-owner occupied	113	(9)	—	—	104
Commercial and industrial	700	(182)	(83)	14	449
Consumer	638	298	(228)	10	718
Lease financing receivables	1,387	493	(169)	(26)	1,685
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	109	2,360	(6)	—	2,463
Strategic Program loans - without credit enhancement	6,195	4,028	(4,657)	659	6,225
Total allowance for credit losses	$13,176	$8,103	$(5,730)	$698	$16,247

Unfunded lending commitments	464	(41)	—	—	423
Total allowance for credit losses	$13,640	$8,062	$(5,730)	$698	$16,670

Nonaccrual and past due loans are summarized below as of June 30, 2026 and December 31, 2025:

June 30, 2026
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$674	$—	$674	$—	$—	$58,115	$58,789
Residential real estate	—	—	—	9,316	795	34,483	44,594
Residential real estate multifamily	—	—	—	—	—	3,591	3,591
Commercial real estate:
Owner occupied	193	—	193	15,591	7,078	163,889	186,751
Non-owner occupied	—	—	—	2,196	—	5,822	8,018
Commercial and industrial	—	—	—	1,868	63	22,985	24,916
Consumer	58	—	58	—	7	16,947	17,012
Commercial leases	952	—	952	221	516	81,388	83,077
Retained Strategic Program loans	8,582	149	8,731	—	—	135,907	144,638
Total loans held-for-investment, gross	10,459	149	10,608	29,192	8,459	523,127	$571,386
Deferred loan fees and discounts, net	—	—	—	—	—	—	(9,450)
Total loans, net of deferred loan fees and discounts, net	$10,459	$149	$10,608	$29,192	$8,459	$523,127	$561,936

(1) Included in the nonaccrual loan balances are $19.0 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$2,288	$—	$46,782	$49,070
Residential real estate	—	—	—	7,519	3,718	45,204	56,441
Residential real estate multifamily	—	—	—	—	—	3,175	3,175
Commercial real estate:
Owner occupied	—	—	—	23,358	410	186,788	210,556
Non-owner occupied	—	—	—	2,763	—	6,818	9,581
Commercial and industrial	—	—	—	2,250	—	24,000	26,250
Consumer	309	20	329	—	52	21,545	21,926
Commercial leases	16	—	16	208	651	77,867	78,742
Retained Strategic Program loans	4,863	109	4,972	—	—	124,796	129,768
Total loans held-for-investment, gross	5,188	129	5,317	38,386	4,831	536,975	$585,509
Deferred loan fees and discounts, net	—	—	—	—	—	—	(7,162)
Total loans, net of deferred loan fees and discounts, net	$5,188	$129	$5,317	$38,386	$4,831	$536,975	$578,347

(1) Included in the nonaccrual loan balances are $23.9 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three months ended June 30, 2026 and 2025 while loans were classified as nonaccrual. The amount of accrued interest that was reversed against interest income on nonaccrual loans was approximately $31.5 thousand and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of June 30, 2026, in addition to the gross writeoff by collateral type for the six months ended June 30, 2026. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$20,074	$26,439	$3,807	$1,135	$2,135	$35	$—	$53,625
Watch	359	1,249	1,629	—	1,927	—	—	5,164
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	20,433	27,688	5,436	1,135	4,062	35	—	58,789
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	—	1,134	690	685	483	840	7,913	11,745
Watch	3,841	2,215	4,742	9,112	1,509	947	—	22,366
Special Mention	—	—	—	—	—	148	—	148
Substandard	—	3,443	—	832	5,674	386	—	10,335
Total	3,841	6,792	5,432	10,629	7,666	2,321	7,913	44,594
Current period gross writeoff	—	(357)	—	—	(24)	(16)		(397)

Residential real estate multifamily
Pass	1,369	87	886	339	219	77	—	2,977
Watch	—	—	—	537	—	77	—	614
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	1,369	87	886	876	219	154	—	3,591
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	10,646	41,436	15,430	4,933	2,581	5,271	—	80,297
Watch	17,104	16,321	13,903	14,536	11,234	7,676	—	80,774
Special Mention	—	371	—	1,220	—	588	—	2,179
Substandard	—	8,099	1,134	5,809	5,512	2,947	—	23,501
Total	27,750	66,227	30,467	26,498	19,327	16,482	—	186,751
Current period gross writeoff	—	(1,178)	(42)	(362)	(747)	(527)	—	(2,856)

Commercial real estate - non-owner occupied
Pass	348	—	—	188	1,201	33	—	1,770
Watch	—	—	—	2,818	341	894	—	4,053
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,195	—	—	2,195
Total	348	—	—	3,006	3,737	927	—	8,018
Current period gross writeoff	—	—	—	—	(457)	—	—	(457)

Commercial and industrial
Pass	130	1,258	1,722	193	604	350	—	4,257
Watch	7,816	2,714	2,583	2,750	847	467	—	17,177
Special Mention	—	166	241	253	—	—	—	660
Substandard	—	86	368	1,287	718	363	—	2,822
Total	7,946	4,224	4,914	4,483	2,169	1,180	—	24,916
Current period gross writeoff	—	(162)	(526)	(180)	(284)	(58)	—	(1,210)

Consumer
Pass	1,917	6,691	5,805	2,099	310	90	—	16,912
Watch	—	—	46	20	4	15	—	85
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	9	3	3	—	—	15
Total	1,917	6,691	5,860	2,122	317	105	—	17,012
Current period gross writeoff	—	(158)	(106)	(4)	(21)	—	—	(289)

Lease financing receivables
Pass	18,875	33,194	17,830	10,551	1,319	—	—	81,769
Watch	215	—	—	—	—	—	—	215
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	378	669	46	—	—	—	1,093
Total	19,090	33,572	18,499	10,597	1,319	—	—	83,077
Current period gross writeoff	—	(307)	(111)	—	—	—	—	(418)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	12,195	9,588	1,825	26	196	30	—	23,860
Not Rated-with credit enhancement	51,906	23,072	—	—	—	—	45,800	120,778
Total	64,101	32,660	1,825	26	196	30	45,800	144,638
Current period gross writeoff-without credit enhancement	(1,233)	(10,518)					(1,075)	(12,826)
Current period gross writeoff-with credit enhancement	(567)	(4,508)	(253)	(14)	(32)	(26)	—	(5,400)
Total current period gross writeoff	(1,800)	(15,026)	(253)	(14)	(32)	(26)	(1,075)	(18,226)

Total portfolio loans receivable, gross	$146,795	$177,941	$73,319	$59,372	$39,012	$21,234	$53,713	$571,386
Deferred loan fees and discounts, net	—	—	—	—	—	—	—	(9,450)
Total portfolio loans receivable, net of deferred loans fees and discounts, net	$146,795	$177,941	$73,319	$59,372	$39,012	$21,234	$53,713	$561,936
Total current period gross writeoff	$(1,800)	$(17,188)	$(1,038)	$(560)	$(1,565)	$(627)	$(1,075)	$(23,853)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2025, in addition to the gross writeoff by collateral type for the year ended December 31, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$27,443	$12,288	$1,913	$4,385	$753	$—	$—	$46,782
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,288	—	—	—	—	2,288
Total	27,443	12,288	4,201	4,385	753	—	—	49,070

Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	4,814	1,817	1,073	890	894	842	—	10,330
Watch	8,353	5,478	15,870	4,033	681	950	—	35,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,718	—	36	6,819	38	135	—	10,746
Total	16,885	7,295	16,979	11,742	1,613	1,927	—	56,441
Current period gross writeoff	(100)	(162)	(419)	—	(236)	(37)	—	(954)

Residential real estate multifamily
Pass	306	1,563	342	241	78	—	—	2,530
Watch	—	—	564	—	56	25	—	645
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	306	1,563	906	241	134	25	—	3,175
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	52,951	23,095	5,278	3,506	1,829	5,807	—	92,466
Watch	30,159	8,078	31,510	15,643	4,254	3,666	—	93,310
Special Mention	—	—	—	579	—	433	—	1,012
Substandard	—	357	8,436	11,948	204	2,823	—	23,768
Total	83,110	31,530	45,224	31,676	6,287	12,729	—	210,556
Current period gross writeoff	—	(18)	(113)	(1,111)	(77)	(513)	—	(1,832)

Commercial real estate - non-owner occupied
Pass	—	—	192	1,213	—	7	—	1,412
Watch	—	—	2,959	1,440	898	109	—	5,406
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,763	—	—	—	2,763
Total	—	—	3,151	5,416	898	116	—	9,581
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	1,978	1,449	613	1,449	224	251	—	5,964
Watch	5,252	3,896	6,314	3,896	314	242	—	19,914
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	361	—	361

Total	7,230	5,345	6,927	5,345	538	865	—	26,250
Current period gross writeoff	(65)	(258)	(231)	(252)	(24)	(103)	—	(933)

Consumer
Pass	9,316	9,181	2,589	489	86	152	—	21,813
Watch	—	33	10	—	18	—	—	61
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	16	3	21	1	—	—	52
Total	9,327	9,230	2,602	510	105	152	—	21,926
Current period gross writeoff	(251)	(175)	(100)	(20)	(11)	(2)	—	(559)

Lease financing receivables
Pass	39,381	23,133	13,501	2,109	—	—	—	78,124
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	370	145	103	—	—	—	—	618
Total	39,751	23,278	13,604	2,109	—	—	—	78,742
Current period gross writeoff	—	(125)	(169)	—	—	—	—	(294)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	24,869	—	—	—	—	—	—	24,869
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	18,769	2,325	106	332	105	—	—	21,637
Not Rated-with credit enhancement	82,754	508	—	—	—	—	—	83,262
Total	126,392	2,833	106	332	105	—	—	129,768
Current period gross writeoff-without credit enhancement	(4,565)	(4,769)	(418)	(269)	(167)	(14)	—	(10,202)
Current period gross writeoff-with credit enhancement	(1,633)	(6)						(1,639)
Total current period gross writeoff	(6,198)	(4,775)	(418)	(269)	(167)	(14)	—	(11,841)

Total portfolio loans receivable, gross	$310,444	$93,362	$93,700	$61,756	$10,433	$15,814	$—	$585,509

Deferred loan fees and discounts, net	—	—	—	—	—	—	—	(7,162)
Total portfolio loans receivable, net of deferred loans fees and discounts, net	$310,444	$93,362	$93,700	$61,756	$10,433	$15,814	$—	$578,347
Total current period gross writeoff	$(6,614)	$(5,513)	$(1,450)	$(1,652)	$(515)	$(669)	$—	$(16,413)
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

($ in thousands)	As of and For the Six Months Ended June 30, 2026	As of and For the Year Ended December 31, 2025
Credit enhancement asset at beginning of period	$22,411	$111
Credit enhancement income	22,542	23,924
Credit losses settled with partner during period	(12,738)	(1,624)
Credit enhancement reclassification(1)	(309)	—
Credit enhancement asset at end of period	$31,906	$22,411
(1)Credit enhancement asset related to loans reclassified following a strategic program provider’s exit from the credit enhancement program.
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
Modified Loans Held-for-Investment (Excluding Retained Strategic Program Loans)
During the three and six months ended June 30, 2026 and June 30, 2025 there were no new material loan modifications to loans held-for-investment, excluding Strategic Program loans which are discussed separately below. There were no payment defaults during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, there was a payment default of $0.2 million on a commercial real estate owner occupied loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months and the loan was placed on nonaccrual status. The loan was paid in full during 2025.
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $144.6 million and $129.8 million as of June 30, 2026 and December 31, 2025, respectively, consist of personal loans to individuals and loans to businesses. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (1) a delay in payment and extension of the loan term, or (2) accrued interest forgiveness and interest rate and payment reductions. As of June 30, 2026 and December 31, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.2 million and $0.2 million, respectively. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of June 30, 2026		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$—	$—	$—
Residential real estate	107	10,111	—	10,111
Commercial real estate:
Owner occupied	374	22,669	—	22,669
Non-owner occupied	—	2,196	—	2,196
Commercial and industrial	63	—	1,931	1,931
Consumer	7	—	7	7
Commercial leases	255	—	737	737
Total	$806	$34,976	$2,675	$37,651
The amount of collateral-dependent loans as of June 30, 2026 include $19.0 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$2,288	$—	$2,288
Residential real estate	45	11,237	—	11,237
Commercial real estate:
Owner occupied	—	23,768	—	23,768
Non-owner occupied	—	2,763	—	2,763
Commercial and industrial	—	—	2,250	2,250
Consumer	52	—	52	52
Commercial leases	325	—	859	859
Total	$422	$40,056	$3,161	$43,217
The amount of collateral-dependent loans as of December 31, 2025 include $23.9 million of SBA 7(a) loan balances that are guaranteed by the SBA.

Note 4 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $298.9 million and $275.8 million at June 30, 2026 and December 31, 2025, respectively. The Company’s SBA servicing asset is recognized in other assets on the consolidated balance sheets.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,729	$3,331	$3,547	$3,273
Additions to servicing asset	600	440	1,180	755
Amortization of servicing asset	(418)	(249)	(672)	(586)
Change in valuation allowance	(110)	(295)	(254)	(215)
Balance at end of period	$3,801	$3,227	$3,801	$3,227

SBA servicing asset, fair value	$3,801	$3,227	$3,801	$3,227
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$(2,354)	$(1,206)	$(2,210)	$(1,286)
Impairment	(110)	(295)	(254)	(295)
Recovery	—	—	—	80
Balance at end of period	$(2,464)	$(1,501)	$(2,464)	$(1,501)
Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 19.2%, weighted average term of 3.42 years, and a weighted average discount rate of 11.9% at June 30, 2026.
The Company assumed a weighted average prepayment rate of 19.1%, weighted average term of 3.46 years, and a weighted average discount rate of 12.3% at December 31, 2025.
Note 5 – Capital Requirements
The Bank is subject to various regulatory capital requirements administered by federal and State of Utah banking agencies (the regulators). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.
Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of June 30, 2026 and December 31, 2025, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.

As of June 30, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2026
Leverage ratio (CBLR election)	$159,817	18.1%	$79,678	9.0%
December 31, 2025
Leverage ratio (CBLR election)	$153,219	16.9%	$81,608	9.0%
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
Note 6 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of June 30, 2026 and December 31, 2025, the Bank’s available line of credit with the FHLB to borrow funds was $10.8 million and $20.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the line of credit. Loans totaling $18.0 million and $34.2 million were pledged to secure the FHLB line of credit as of June 30, 2026 and December 31, 2025, respectively.
Federal Reserve Bank Lines of Credit
At June 30, 2026 and December 31, 2025, the Bank had a maximum borrowing capacity of $177.0 million and $193.8 million, respectively, with the FRB, including the secured borrowing capacity through the Discount Window and the Borrower-in-Custody (“BIC”) program, to the extent of collateral pledged. Loans totaling $213.3 million and $235.8 million and securities of $36.4 million and $37.4 million were pledged to secure these lines of credit with the FRB as of June 30, 2026 and December 31, 2025, respectively. The Company had no advances outstanding under either program as of June 30, 2026 and December 31, 2025.
Other Lines of Credit
The Bank had an available unsecured line of credit with Pacific Coast Bankers’ Bank to borrow up to $10.0 million in overnight funds at June 30, 2026 and December 31, 2025. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at June 30, 2026 and December 31, 2025. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at June 30, 2026 and December 31, 2025. The Bank had no outstanding balances on such unsecured or secured lines of credit as of June 30, 2026 and December 31, 2025.
Financial Instruments with Off-Balance-Sheet Risk
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
At June 30, 2026 and December 31, 2025, financial instruments with off-balance-sheet risk were as follows:

	June 30,	December 31,
($ in thousands)	2026	2025
Revolving, open-end lines of credit	$—	$2,566
Credit card arrangements	321,016	305,313
Undisbursed commercial real estate loans	40,671	32,414
Other unused commitments	2,957	384
Total unfunded loan commitments	$364,644	$340,677
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.7 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively.
Class Action Litigation
In July 2025, the Company notified approximately 600,000 individuals of an alleged data breach in which their personal data was exposed by a former employee following termination of their employment. Subsequently, several class action lawsuits were filed, all of which have been consolidated into a single class action lawsuit in Utah federal court. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the court for approval on May 8, 2026. On July 1, 2026 the court preliminarily approved the settlement fund, which, including all fees and expense associated with the proceedings, is expected to be covered in full by the Company’s cyber insurance policy.
Note 7 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.

The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 25, 2026, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 750,000 shares to 2,530,000. At June 30, 2026, 877,334 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2016 Plan. At June 30, 2026, 3,189 shares under the 2016 Plan were available for future issuance.
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
Stock Options
The following summarizes stock option activity for the six months ended June 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	726,491	$5.90	4.9	$8,744,727
Options exercised	(65,698)	5.75		684,754
Options forfeited	(2,962)	9.39
Outstanding at June 30, 2026	657,831	$5.90	4.4	$5,655,775
Options vested and exercisable at June 30, 2026	654,491	$5.88	4.4	$5,643,993
Restricted Stock
The following summarizes restricted stock activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	651,221	$12.34
Granted	81,905	15.86
Vested	(212,224)	12.19
Forfeited	(52,071)	12.25
Unvested as of June 30, 2026	468,831	$13.04

The total fair value of restricted stock that vested during the six months ended June 30, 2026 and 2025 was $3.1 million and $2.1 million, respectively.
Stock-based Compensation Expense
The following table presents stock-based compensation expense recognized and income tax benefit for stock-based compensation related to restricted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Stock options	$3	$31	$14	$79
Restricted shares	1,051	730	1,699	1,282
Total	$1,054	$761	$1,713	$1,361

Income tax benefit related to restricted shares	$260	$183	$420	$321
As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to stock options and restricted stock of approximately $1.7 thousand and $3.5 million, respectively, which is expected to be recognized over the remaining weighted average recognition period of 1.2 years and 1.5 years, respectively.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and six months ended June 30, 2026 and 2025.

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
Investment in Business Funding Group, LLC (“ BFG”): The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.5% discount for non-voting shares was applied to the valuation to arrive at fair value as of June 30, 2026 and December 31, 2025. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The Company’s investment in BFG is recognized in other assets on the consolidated balance sheets.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		June 30, 2026	December 31, 2025
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$27,546	$27,755
Investment in BFG	3	$8,600	$9,000
Financial liabilities:
Derivative liability	2	$32	$148
The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$8,800	$8,100	$9,000	$7,700
Change in fair value of BFG	(200)	300	(400)	700
Ending balance	$8,600	$8,400	$8,600	$8,400
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Nonrecurring assets:
Individually evaluated loans	$37,651	$—	$—	$37,651
December 31, 2025
Nonrecurring assets:
Individually evaluated loans	$43,217	$—	$—	$43,217
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
Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of June 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2026
Individually evaluated loans	$37,651	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2025
Individually evaluated loans	$43,217	Market comparable	Discount to appraisal value for estimated selling costs	11.40%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of June 30, 2026 and as of December 31, 2025 are shown in the following table:

($ in thousands)	June 30, 2026 Range (Weighted Average)	December 31, 2025 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	12.9%	12.9%
Expense growth rate	14.8%	14.8%
Discount rate	26.0%	25.0%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	3.0x to 6.0x	3.5x to 5.3x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated:

	June 30, 2026
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$93,638	$93,638	$93,638	$—	$—
Investment securities available-for-sale	27,546	27,546	27,546	—	—
Investment securities held-to-maturity	8,882	7,866	—	7,866	—
Investment in FHLB stock	581	581	—	581	—
Loans held-for-investment, net	514,501	538,959	—	—	538,959
Strategic Program loans held-for-sale	175,217	175,217	—	175,217	—
Accrued interest receivable	3,683	3,683	—	3,683	—
SBA servicing asset, net	3,801	3,801	—	3,801	—
Investment in BFG	8,600	8,600	—	—	8,600
Financial liabilities:
Total deposits	$693,799	$660,691	$—	$660,691	$—
Accrued interest payable	2,404	2,404	—	2,404	—
Derivative liability	32	32	—	32	—

	December 31, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$163,400	$163,400	$163,400	$—	$—
Investment securities available-for-sale	27,755	27,755	27,755	—	—
Investment securities held-to-maturity	9,927	8,982	—	8,982	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	541,551	576,270	—	—	576,270
Strategic Program loans held-for-sale	146,473	146,473	—	146,473	—
Accrued interest receivable	3,707	3,707	—	3,707	—
SBA servicing asset, net	3,547	3,547	—	3,547	—
Investment in BFG	9,000	9,000	—	—	9,000
Financial liabilities:
Total deposits	$754,561	$727,637	$—	$727,637	$—
Accrued interest payable	2,632	2,632	—	2,632	—
Derivative liability	148	148	—	148	—
Note 9 – Income Taxes
For the three months ended June 30, 2026 and 2025, income tax expense was $0.7 million and $1.3 million, respectively, resulting in an effective income tax rate of 24.0% and 24.5%, respectively. For the six months ended June 30, 2026 and 2025, income tax expense was $1.7 million and $2.6 million, respectively, resulting in an effective income tax rate of 26.3% and 26.1%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three months ended June 30, 2026 primarily due to state and local income taxes and certain non-deductible executive compensation.

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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following June 30, 2026, the Company estimates that an additional $6.0 thousand will be reclassified as an increase to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The tables below present the notional amount, location, and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of the periods indicated:

Derivative Liabilities
	As of June 30, 2026
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$32
Total			$32

Derivative Liabilities
	As of December 31, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$148
Total			$148
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The tables below present the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Three Months Ended June 30, 2026
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$10	Interest on deposits	$(28)
Total	$10		$(28)

	Three Months Ended June 30, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$28	Interest on deposits	$112
Total	$28		$112

	Six Months Ended June 30, 2026
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$135	Interest on deposits	$(47)
Total	$135		$(47)

	Six Months Ended June 30, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(226)	Interest on deposits	$225
Total	$(226)		$225
Effect of Cash Flow Hedge Accounting on the Statements of Income
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
($ in thousands)	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Location of gain (loss) recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(28)	$112

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated OCI into income	$(28)	$112

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
($ in thousands)	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Location of gain (loss) recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(47)	$225

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated OCI into income	$(47)	$225
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of June 30, 2026				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$32	$—	$32	$—	$—	$32

As of December 31, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$148	$—	$148	$—	$—	$148

Note 11 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of June 30, 2026 and December 31, 2025. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.4 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.
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
The following table represents a summary of related party transactions with BFG for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
SBA 7(a) loans sourced from BFG	$10,787	$26,015	$34,484	$47,742
Commission fees paid to BFG	$431	$1,041	$1,363	$1,910
Distributions received from BFG(1)	$40	$240	$190	$760
(1) Recorded in the consolidated statements of income in other miscellaneous income
Note 12 – Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per share as the restricted stock awards are deemed to be participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,132	$4,097	$4,867	$7,286
Amounts allocated to participating common shareholders(1)	(13)	(164)	(34)	(282)
Net income allocated to common shareholders	$2,119	$3,933	$4,833	$7,004
Denominator:
Weighted average shares outstanding, basic	13,112,580	12,781,508	13,066,232	12,749,012
Weighted average effect of dilutive securities:
Stock options	411,704	543,552	435,660	578,742
Warrants	148,883	147,334	156,591	158,399
Weighted average shares outstanding, diluted	13,673,167	13,472,394	13,658,483	13,486,153
Earnings per share, basic	$0.16	$0.31	$0.37	$0.55
Earnings per share, diluted	$0.15	$0.29	$0.35	$0.52

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	—	—	—
(1)Represents earnings attributable to holders of unvested restricted stock issued to the Company’s directors and employees. Effective December 31, 2025, executive management elected to waive the dividend rights on their unvested restricted stock awards, and this waiver extends to restricted stock awards granted in 2026 to directors and various other employees. As a result, these unvested shares are no longer treated as participating securities and are excluded from the two-class method calculation of EPS. The impact on basic and diluted earnings per share was de minimis, and previously reported periods are not affected.

Note 13 – Accumulated Other Comprehensive Income
The following tables present changes to accumulated other comprehensive income by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at March 31, 2026	$77	$(33)	$44
Other comprehensive income (loss) before reclassifications and income tax	(79)	10	(69)
Amounts reclassified from accumulated other comprehensive income	—	28	28
Income tax (expense) benefit	20	(9)	11
Total other comprehensive income (loss), net of tax	(59)	29	(30)
Balance at June 30, 2026	$18	$(4)	$14

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at March 31, 2025	$85	$(66)	$19
Other comprehensive income before reclassifications and income tax	2	28	30
Amounts reclassified from accumulated other comprehensive income	—	(112)	(112)
Income tax (expense) benefit	(7)	72	65
Total other comprehensive loss, net of tax	(5)	(12)	(17)
Balance at June 30, 2025	$80	$(78)	$2

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2025	$167	$(141)	$26
Other comprehensive income (loss) before reclassifications and income tax	(200)	135	(65)
Amounts reclassified from accumulated other comprehensive income	—	47	47
Income tax (expense) benefit	51	(45)	6
Total other comprehensive income (loss), net of tax	(149)	137	(12)
Balance at June 30, 2026	$18	$(4)	$14

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	205	(226)	(21)
Amounts reclassified from accumulated other comprehensive income	—	(225)	(225)
Income tax (expense) benefit	(52)	113	61
Total other comprehensive income (loss), net of tax	153	(338)	(185)
Balance at June 30, 2025	$80	$(78)	$2
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
The Company’s traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah metropolitan statistical area (“MSA”). The Company’s BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, interest charged to the traditional banking and BaaS segments on funding provided to those businesses, and other items not specific to the traditional banking or BaaS segments.
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
In the segment reporting below, a non-GAAP subtotal is shown captioned “Income (loss) before other operating expense allocation”. That subtotal presents an income (loss) subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (in thousands):

	At and for the Three Months Ended June 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$7,374	$25,386	$4,510	$(3,291)	$33,979
Interest expense	2,832	1,509	4,180	(3,291)	5,230
Net interest income	4,542	23,877	330	—	28,749
Non-interest income (expense)	3,028	22,796	(153)	—	25,671
Non-interest expense:
Salaries and benefits	1,347	2,177	195	—	3,719
Other non-interest expense	1,165	13,857	70	—	15,092
Provision for credit losses	3,205	19,472	—	—	22,677
Income (loss) before other operating expense allocation	1,853	11,167	(88)	—	12,932
Other operating expense allocations	1,713	8,415	—	—	10,128
Income (loss) before taxes	140	2,752	(88)	—	2,804
Income tax expense (benefit)	10	663	(1)	—	672
Net income (loss)	$130	$2,089	$(87)	$—	$2,132

June 30, 2026
Other segment disclosures:
Total assets	$405,848	$281,772	$237,691	$—	$925,311

	For the Six Months Ended June 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$14,231	$50,608	$9,329	$(6,648)	$67,520
Interest expense	5,844	2,848	8,637	(6,648)	10,681
Net interest income	8,387	47,760	692	—	56,839
Non-interest income (expense)	5,438	35,211	(197)	—	40,452
Non-interest expense:
Salaries and benefits	2,642	4,630	398	—	7,670
Other non-interest expense	2,434	26,936	142	—	29,512
Provision for credit losses	5,778	27,480	—	—	33,258
Income (loss) before other operating expense allocation	2,971	23,925	(45)	—	26,851
Other operating expense allocations	3,587	16,663	—	—	20,250
Income (loss) before taxes	(616)	7,262	(45)	—	6,601
Income tax expense (benefit)	(162)	1,908	(12)	—	1,734
Net income (loss)	$(454)	$5,354	$(33)	$—	$4,867
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

Note 15 – Subsequent Event
On July 20, 2026, the Company acquired the technology platform and related assets of Tallied Technologies, Inc. (“Tallied”), the credit card issuance and processing platform that has powered the Bank's co-branded credit card programs. With this acquisition, the Company now owns its card technology stack end-to-end, from application, through issuing, processing and servicing.

The acquisition will be accounted for in accordance with ASC 805 “Business Combinations”, whereby the purchase price paid will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Tallied based on their estimated fair values as of the closing date. The Company expects integration and transition costs of approximately $4.0 million in total over the next year. The Company expects the costs to be greater in the next two quarters and to narrow over the following two quarters as it fully integrates the platform into the bank and eliminates duplicative third-party vendor and platform costs. The transaction results in the credit card receivable being reclassified from the credit enhanced portfolio of approximately $45.3 million to credit card loan receivable beginning in the third quarter of 2026.

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
There have been no material changes during the six months ended June 30, 2026 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.
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
Subsequent Acquisition
On July 20, 2026, we acquired the technology platform and related assets of Tallied Technologies, Inc. (“Tallied”), the credit card issuance and processing platform that has powered the Bank's co-branded credit card programs. With this acquisition, we now own its card technology stack end-to-end, from application, through issuing, processing and servicing. The Company expects integration and transition costs of approximately $4.0 million in total over the next year. The Company expects the costs to be greater in the next two quarters and to narrow over the following two quarters as it fully integrates the platform into the bank and eliminates duplicative third-party vendor and platform costs. The transaction results in the credit card receivable being reclassified from the credit enhanced portfolio to credit card loan receivable beginning in the third quarter of 2026.
Executive Summary
This executive summary provides certain 2026 and 2025 consolidated financial highlights from the discussion and analysis that follows:
•For the three months ended June 30, 2026, originations increased to $1.6 billion from $1.5 billion when compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, originations increased to $3.4 billion from $2.7 billion when compared to the six months ended June 30, 2025. New strategic programs and organic growth through certain established strategic programs contributed to the increase in loan originations.
•Net interest margin (“NIM”) was 13.69% for the three months ended June 30, 2026, compared to 7.81% for the three months ended June 30, 2025. NIM was 13.29% for the six months ended June 30, 2026, compared to 8.03% for the six months ended June 30, 2025. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities and increased significantly for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to the growth of the credit enhanced loan program.
•We generated $2.1 million and $4.1 million of net income for the three months ended June 30, 2026 and 2025, respectively, and $4.9 million and $7.3 million of net income for the six months ended June 30, 2026 and 2025, respectively. Net income declined primarily due to an increase in the provision for credit losses, driven by higher net charge-offs within the traditional banking portfolio.
•Total assets decreased by $51.8 million to $925.3 million as of June 30, 2026 compared to December 31, 2025, principally due to decreases in interest-bearing cash deposits and loans-held-for-investment, partially offset by an increase in Strategic Program loans held-for-sale.

Results of Operations
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Interest income	$33,979	$19,742	72.1%	$67,520	$38,278	76.4%
Interest expense	(5,230)	(5,014)	4.3%	(10,681)	(9,270)	15.2%
Net interest income	28,749	14,728	95.2%	56,839	29,008	95.9%
Provision for credit losses	(22,677)	(4,726)	379.8%	(33,258)	(8,062)	312.5%
Non-interest income	25,594	10,337	147.6%	40,220	18,147	121.6%
Non-interest expense	(28,862)	(14,912)	93.5%	(57,200)	(29,230)	95.7%
Provision for income taxes	(672)	(1,330)	(49.5)%	(1,734)	(2,577)	(32.7)%
Net income	$2,132	$4,097	(48.0)%	$4,867	$7,286	(33.2)%
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
Net interest income increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the increase in the credit enhanced loans and a change in estimate, based on additional information and experience, on the allocation of interest received on credit enhanced loans in excess of the amount we retain. We now estimate that all excess interest is attributable to servicing and credit guarantee expense, whereas in the prior year it had been estimated that a portion was attributable to origination costs, or finders' fees, and was reported in net interest income.
Net interest income increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in average interest-earning assets of $133.8 million, partially offset by lower yields on interest-earning assets, and an increase in the average interest-bearing liabilities of $94.2 million mainly attributable to the increase in brokered deposits used to fund our loan growth.
NIM increased to 13.69% for the three months ended June 30, 2026 from 7.81% for the three months ended June 30, 2025 and increased to 13.29% for the six months ended June 30, 2026 from 8.03% for the six months ended June 30, 2025, primarily from the growth in the higher yielding credit-enhanced portfolio average balance and higher yields on loans held for investment, the change in estimated allocation of excess interest as previously described, and slightly lower rates paid on deposits.
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

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$96,659	$888	3.68%	$81,017	$867	4.29%
Investment securities	36,804	337	3.67%	41,920	390	3.73%
Loans held-for-sale	118,401	5,430	18.39%	119,402	5,636	18.93%
Loans held-for-investment(1)	590,443	27,324	18.56%	514,222	12,849	10.02%
Total interest-earning assets	842,307	33,979	16.18%	756,561	19,742	10.47%
Noninterest-earning assets	60,696			60,638
Total assets	$903,003			$817,199
Interest-bearing liabilities:
Demand	$84,096	$733	3.49%	$64,885	$579	3.58%
Savings	10,010	20	0.79%	10,028	15	0.60%
Money market accounts	20,972	180	3.44%	17,920	170	3.81%
Certificates of deposit	432,145	4,297	3.99%	400,757	4,250	4.25%
Total deposits	547,223	5,230	3.83%	493,590	5,014	4.07%
Other borrowings	—	—	—%	6	—	0.45%
Total interest-bearing liabilities	547,223	5,230	3.83%	493,596	5,014	4.07%
Noninterest-bearing deposits	124,187			112,627
Noninterest-bearing liabilities	34,462			32,753
Shareholders’ equity	197,131			178,223
Total liabilities and shareholders’ equity	$903,003			$817,199
Net interest income and interest rate spread(2)		$28,749	12.35%		$14,728	6.39%
Net interest margin(3)			13.69%			7.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			153.92%			153.28%

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$110,429	$2,018	3.69%	$86,873	$1,858	4.31%
Investment securities	37,114	676	3.67%	42,116	780	3.74%
Loans held-for-sale	121,501	10,745	17.83%	99,617	9,900	20.04%
Loans held-for-investment(1)	593,398	54,081	18.38%	500,080	25,740	10.38%
Total interest-earning assets	862,442	67,520	15.79%	728,686	38,278	10.59%
Noninterest-earning assets	63,451			57,410
Total assets	$925,893			$786,096
Interest-bearing liabilities:
Demand	$82,388	$1,399	3.43%	$70,612	$1,249	3.57%
Savings	10,228	48	0.94%	9,639	22	0.46%
Money market accounts	22,699	394	3.50%	17,902	334	3.76%
Certificates of deposit	441,120	8,840	4.04%	364,043	7,665	4.25%
Total deposits	556,435	10,681	3.87%	462,196	9,270	4.04%
Other borrowings	—	—	—%	27	—	0.05%
Total interest-bearing liabilities	556,435	10,681	3.87%	462,223	9,270	4.04%
Noninterest-bearing deposits	134,992			116,045
Noninterest-bearing liabilities	38,680			31,189
Shareholders’ equity	195,786			176,639
Total liabilities and shareholders’ equity	$925,893			$786,096
Net interest income and interest rate spread(2)		$56,839	11.92%		$29,008	6.55%
Net interest margin(3)			13.29%			8.03%
Ratio of average interest-earning assets to average interest- bearing liabilities			154.99%			157.65%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(59)	$80	$21	$(181)	$341	$160
Investment securities	(6)	(47)	(53)	(14)	(90)	(104)
Loans held-for-sale	(159)	(47)	(206)	(852)	1,697	845
Loans held-for-investment	12,331	2,144	14,475	22,817	5,524	28,341
Total interest income	12,107	2,130	14,237	21,770	7,472	29,242
Interest expense:
Demand	(14)	168	154	(46)	196	150
Savings	5	—	5	25	1	26
Money market accounts	(13)	23	10	(21)	81	60
Certificates of deposit	(168)	215	47	(358)	1,533	1,175
Total interest-bearing liabilities	(190)	406	216	(400)	1,811	1,411
Change in net interest income	$12,297	$1,724	$14,021	$22,170	$5,661	$27,831

Provision for Credit Losses
The following tables present the components of the provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement(1)	$16,678	$2,275	$14,403	633.1%
Strategic Program loans - without credit enhancement	1,995	2,212	(217)	(9.8)%
All other loans (core portfolio)	3,880	309	3,571	NM
Provision for credit losses on loans	22,553	4,796	17,757	370.2%
Provision for (reversal of) credit losses on unfunded commitments	124	(70)	194	NM
Provision for credit losses	$22,677	$4,726	$17,951	379.8%

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement(1)	$22,542	$2,360	$20,182	855.2%
Strategic Program loans - without credit enhancement	3,881	4,028	(147)	(3.6)%
All other loans (core portfolio)	6,696	1,715	4,981	290.4%
Provision for credit losses on loans	33,119	8,103	25,016	308.7%
Provision for (reversal of) credit losses on unfunded commitments	139	(41)	180	NM
Provision for credit losses	$33,258	$8,062	$25,196	312.5%
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
The increase in our provision for credit losses for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily related to growth in the credit enhanced loan portfolio and increased provisioning in the core loan portfolio as the Company recognized losses in liquidating, and increased reserves on, non-performing loans and classified other loans. The Company has also adopted more conservative servicing and administrative standards for the SBA and commercial real estate products specific to those characteristics identified as common to many of the loans migrating to non-performing status over the past 18 months. This change has accelerated the classification of nonperforming loans and provisioning for loans with those identified characteristics.

Non-interest Income
The following tables present the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest income:
Strategic Program fees	$5,310	$5,404	$(94)	(1.7%)
Gain on sale of loans	1,480	1,483	(3)	(0.2%)
SBA loan servicing fees, net	80	(96)	176	NM
Change in fair value on investment in BFG	(200)	300	(500)	(166.7%)
Interchange income	679	—	679	100.0%
Credit enhancement income	16,678	2,275	14,403	633.1%
Other miscellaneous income	1,567	971	596	61.4%
Total non-interest income	$25,594	$10,337	$15,257	147.6%

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest income:
Strategic Program fees	$11,012	$10,366	$646	6.2%
Gain on sale of loans	2,932	2,329	603	25.9%
SBA loan servicing fees, net	237	82	155	189.0%
Change in fair value on investment in BFG	(400)	700	(1,100)	(157.1%)
Interchange income	1,382	—	1,382	100.0%
Credit enhancement income	22,542	2,360	20,182	NM
Other miscellaneous income	2,515	2,310	205	8.9%
Total non-interest income	$40,220	$18,147	$22,073	121.6%
NM denotes the percentage change is not meaningful
The increase in total non-interest income for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase in credit enhancement income, driven by growth in credit-enhanced loan balances. The increase was also attributable to interchange income, a new revenue stream in 2026, as well as the increase in other miscellaneous income as the Company prevailed in litigation with an offboarded strategic partner, which resulted in an increase in miscellaneous income of $0.5 million. These increases were partially offset by a decrease in BFG investment fair value.
The increase in total non-interest income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to increases in credit enhanced loan balances which resulted in growth in the provision for credit losses which in turn resulted in higher credit enhancement income as a reciprocal to the provision for credit losses on credit enhanced loans. Additionally, the increased sales of the guaranteed portions of SBA 7(a) loans led to an increase in gains on loan sales of $0.6 million, an increase in loan origination volume led to higher Strategic Program fees of $0.6 million, and the acquisition of a credit card portfolio in November 2025 introduced interchange income to FinWise.
Non-interest Expense
The following tables presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$11,062	$10,491	$571	5.4%
Professional services	1,146	949	197	20.8%
Occupancy and equipment expenses	417	445	(28)	(6.3%)
Credit enhancement servicing expense	1,512	11	1,501	NM
Credit enhancement guarantee expense	11,774	78	11,696	NM
Other operating expenses	2,951	2,938	13	0.4%
Total non-interest expense	$28,862	$14,912	$13,950	93.5%
NM denotes the percentage change is not meaningful

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$22,100	$20,317	$1,783	8.8%
Professional Services	2,025	1,856	169	9.1%
Occupancy and equipment expenses	843	988	(145)	(14.7%)
Credit enhancement servicing expense	3,940	13	3,927	NM
Credit enhancement guarantee expense	21,872	89	21,783	NM
Other operating expenses	6,420	5,967	453	7.6%
Total non-interest expense	$57,200	$29,230	$27,970	95.7%
NM denotes the percentage change is not meaningful
The increase in total non-interest expense for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase in credit enhancement servicing and guarantee expenses resulting from growth in credit enhanced loans and salaries and employee benefits mainly from increased headcount.
Provision for Income Taxes
Our provision for income taxes for the three and six months ended June 30, 2026 and 2025 resulted in an effective income tax rate of 24.0%, 24.5%, 26.3% and 26.1% respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three and six months ended June 30, 2026 principally due to state and local income taxes and certain non-deductible executive compensation.
Net Income
The changes in net income for the three and six months ended June 30, 2026, compared to the same periods in 2025, were primarily the result of the factors discussed in the foregoing sections.

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

For periods prior to July 1, 2025, our operations were managed and reported as a single segment, and historical financial data by segment was not maintained. Accordingly, it is not practicable to present segment information for prior periods. In the segment reporting below, a non-GAAP subtotal is shown, captioned “Income (loss) before other operating expense allocation”. That subtotal presents an income (loss) subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (in thousands):

	At and for the Three Months Ended June 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$7,374	$25,386	$4,510	$(3,291)	$33,979
Interest expense	2,832	1,509	4,180	(3,291)	5,230
Net interest income	4,542	23,877	330	—	28,749
Non-interest income (expense)	3,028	22,796	(153)	—	25,671
Non-interest expense:
Salaries and benefits	1,347	2,177	195	—	3,719
Other non-interest expense	1,165	13,857	70	—	15,092
Provision for credit losses	3,205	19,472	—	—	22,677
Income (loss) before other operating expense allocation	1,853	11,167	(88)	—	12,932
Other operating expense allocations	1,713	8,415	—	—	10,128
Income (loss) before taxes	140	2,752	(88)	—	2,804
Income tax expense (benefit)	10	663	(1)	—	672
Net income (loss)	$130	$2,089	$(87)	$—	$2,132

June 30, 2026
Other segment disclosures:
Total assets	$405,848	$281,772	$237,691	$—	$925,311

	Six Months Ended June 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$14,231	$50,608	$9,329	$(6,648)	$67,520
Interest expense	5,844	2,848	8,637	(6,648)	10,681
Net interest income	8,387	47,760	692	—	56,839
Non-interest income (expense)	5,438	35,211	(197)	—	40,452
Non-interest expense:
Salaries and benefits	2,642	4,630	398	—	7,670
Other non-interest expense	2,434	26,936	142	—	29,512
Provision for credit losses	5,778	27,480	—	—	33,258
Income (loss) before other operating expense allocation	2,971	23,925	(45)	—	26,851
Other operating expense allocations	3,587	16,663	—	—	20,250
Income (loss) before taxes	(616)	7,262	(45)	—	6,601
Income tax expense (benefit)	(162)	1,908	(12)	—	1,734
Net income (loss)	$(454)	$5,354	$(33)	$—	$4,867

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
The BaaS segment’s strong performance for the three and six months ended June 30, 2026 underscores the success of our Strategic Program initiatives, while traditional banking is a core component of our business whose results were adversely affected by credit quality issues generally related to the SBA portfolio. Treasury and administration remains focused on optimizing liquidity and supporting the funding needs of our other operating segments.
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
Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	As of		Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Interest-bearing deposits in other banks	$87,527	$151,318	$(63,791)	(42.2)%
Investment securities available-for-sale, at fair value	27,546	27,755	(209)	(0.8)%
Investment securities held-to-maturity, net	8,882	9,927	(1,045)	(10.5)%
Strategic Program loans held-for-sale, at lower of cost or fair value	175,217	146,473	28,744	19.6%
Loans held-for-investment, net	514,501	541,551	(27,050)	(5.0)%
Total assets	925,311	977,135	(51,824)	(5.3)%
Deposits	693,799	754,561	(60,762)	(8.1)%
Total liabilities	726,120	783,940	(57,820)	(7.4)%
Total shareholders' equity	199,191	193,195	5,996	3.1%
Total equity to total assets	21.5%	19.8%		1.7%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2025 to June 30, 2026, was primarily due to funding our Strategic Program loans held-for-sale portfolio. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.
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

The following table summarizes the contractual maturities and weighted-average yields of our investment securities at June 30, 2026. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.21%	4.14%	—%	—%	4.19%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.35%	1.33%	2.02%	1.78%
Collateralized mortgage obligations	—%	3.14%	—%	2.19%	2.31%
Total	4.21%	4.06%	1.33%	2.13%	3.66%
There were no sales or transfers of investment securities between classifications during the six months ended June 30, 2026 and 2025.
At June 30, 2026, we had a total of eighteen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and ten mortgage-backed securities. At December 31, 2025, we had a total of seventeen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities.
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
Our Strategic Program loans held-for-sale increased $28.7 million as of June 30, 2026 compared to December 31, 2025, primarily as a result of higher originations for certain programs.

Loans Held-for-Investment Portfolio
The following table summarizes our gross loan portfolio held-for-investment by loan program as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
SBA(1)	$163,953	28.7%	$205,615	35.1%
Commercial leases	83,077	14.5%	78,743	13.4%
Commercial, non-real estate	3,497	0.6%	4,201	0.7%
Residential real estate	70,482	12.3%	59,602	10.2%
Strategic Program loans:
Strategic Program loans - with credit enhancement	120,787	21.1%	108,131	18.5%
Strategic Program loans - without credit enhancement	23,851	4.2%	21,637	3.7%
Commercial real estate:
Owner occupied	86,619	15.2%	84,016	14.3%
Non-owner occupied	2,108	0.4%	1,638	0.3%
Consumer	17,012	3.0%	21,926	3.8%
Total loans held-for-investment, gross	$571,386	100.0%	$585,509	100.0%
(1)SBA loans as of June 30, 2026 and December 31, 2025 include $66.1 million and $102.7 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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
As of June 30, 2026 and December 31, 2025, we had total SBA 7(a) loans of $164.0 million and $205.6 million, respectively, representing 28.7% and 35.1% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5.0 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. We will sell interests in the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion when market pricing for SBA loans are favorable. We will retain both the guaranteed portion and unguaranteed portion on our balance sheet when market pricing for SBA loans is less favorable and to season the new SBA loans to obtain optimal pricing. During the six months ended June 30, 2026, the Company sold $50.9 million of the guaranteed principal balances of SBA loans.
Commercial leases
As of June 30, 2026 and December 31, 2025, we had total commercial leases of $83.1 million and $78.7 million, respectively, representing 14.5% and 13.4% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of June 30, 2026 and December 31, 2025, we had total commercial non-real estate loans of $3.5 million and $4.2 million, respectively, representing 0.6% and 0.7% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of June 30, 2026 and December 31, 2025, we had total residential real estate loans of $70.5 million and $59.6 million, respectively, representing 12.3% and 10.2% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
Through our Strategic Program service providers, we issue unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of June 30, 2026 and December 31, 2025, we had total Strategic Program loans held-for-investment of $144.6 million and $129.7 million, respectively, representing 25.3% and 22.2% of our total loans held-for-investment, respectively. Loans originated through the Strategic Program are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from the borrower’s personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Strategic Program loans with credit enhancement
The Strategic Program loans with credit enhancement are distinct from our traditional loan portfolio. A specified percentage of the outstanding Strategic Program loan balances, representing interest and potentially other revenue sources associated with the program, is retained in a restricted deposit account, from which FinWise recovers its share of any charged-off principal and interest on the related loans. Interest and fees collected in excess of the amounts needed to maintain the deposit balance at the required level are paid to the fintech. In addition, the sponsoring fintech company guarantees that FinWise is reimbursed for the credit and fraud losses associated with these loans. Credit enhanced Strategic Program loans totaled $120.8 million and $108.1 million as of June 30, 2026 and December 31, 2025, representing 21.1% and 18.5% of our total loans held-for-investment, respectively. This significant increase reflects the expansion of the credit enhanced program and its impact on our balance sheet. The Reconciliations of Non-GAAP Financial Measures section of this report below further details the impact of the credit enhancement program on our allowance for credit losses and related non-GAAP financial measures.
Strategic Program loans without credit enhancement
Strategic Program loans without credit enhancement totaled $23.9 million and $21.6 million as of June 30, 2026 and December 31, 2025, representing 4.2% and 3.7% of our total loans held-for-investment, respectively. Unlike the credit enhanced loans, these non-credit enhanced loans do not benefit from a third-party guarantee or indemnification of credit and fraud losses by the Strategic Program service provider. As a result, the Bank retains the full interest and fee income as well as the credit and fraud losses associated with these loans, and they are subject to our standard credit risk management, monitoring, and allowance for credit losses under the CECL model. The accounting for non-credit enhanced Strategic Program loans is consistent with our other held-for-investment loan portfolios. While the non-credit enhanced Strategic Program loans represent a smaller portion of our overall loan portfolio, they provide additional diversification and support our broader fintech strategy.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of June 30, 2026 and December 31, 2025, we had total commercial real estate loans of $88.7 million and $85.7 million, respectively, representing 15.5% and 14.6% of our total loans held-for-investment, respectively. Of these amounts, $86.6 million and $84.0 million represented owner occupied properties as of June 30, 2026 and December 31, 2025, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of June 30, 2026 and December 31, 2025, we had total consumer loans of $17.0 million and $21.9 million, respectively, representing 3.0% and 3.8% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code (“UCC”) financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of June 30, 2026:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$342	$1,350	$2,153	$899	$4,744
Commercial leases	28,641	58,191	(3,756)	—	83,076
Commercial, non-real estate	929	2,491	78	—	3,498
Residential real estate	7,863	5,794	—	—	13,657
Strategic Program loans	80,774	16,504	1,359	17	98,654
Commercial real estate
Owner occupied	2,991	6,499	1,875	—	11,365
Non-owner occupied	200	550	958	51	1,759
Consumer	5,801	9,964	1,248	—	17,013
Subtotal fixed rate loans	127,541	101,343	3,915	967	233,766

Variable rate loans:
SBA	13,911	54,490	64,688	26,119	159,208
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	48,884	5,858	2,083	—	56,825
Strategic Program loans	45,949	12	22	—	45,983
Commercial real estate
Owner occupied	8,529	33,816	31,462	1,449	75,256
Non-owner occupied	348	—	—	—	348
Consumer	—	—	—	—	—
Subtotal variable rate loans	117,621	94,176	98,255	27,568	337,620
Total	$245,162	$195,519	$102,170	$28,535	$571,386
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
We had a total of $37.7 million in nonperforming assets as of June 30, 2026, which included $19.0 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $43.7 million in nonperforming assets which included $0.5 million in material loan modifications at December 31, 2025. The amount of nonperforming assets as of December 31, 2025 includes $24.2 million of SBA 7(a) loan balances that are guaranteed by the SBA. The decrease in nonperforming assets from the prior year was primarily attributable to a decrease in the SBA 7(a) loan portfolio being classified as nonaccrual mainly due to paydowns.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications consistent with modification program terms previously approved by FinWise but without prior FinWise consent on the specific loans in order to react to immediately to borrower contact and optimize collections. As of June 30, 2026 the balance of outstanding loan modifications was approximately $0.2 million.
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

The following table presents a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$37,973	$14,235	$36,796	$13,176
Provision for credit losses	22,553	4,796	33,119	8,103
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	(153)	(210)	(397)	(217)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	(2,258)	(309)	(2,856)	(370)
Non-owner occupied	(47)	—	(457)	—
Commercial and industrial	(763)	—	(1,210)	(83)
Consumer	(13)	(210)	(289)	(228)
Lease financing receivables	(99)	(133)	(418)	(169)
Strategic Program loans:
Strategic Program loans - with credit enhancement	(7,963)	(6)	(12,827)	(6)
Strategic Program loans - without credit enhancement	(2,679)	(2,273)	(5,399)	(4,657)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	4	3	4	6
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	333	19	333	35
Non-owner occupied	—	—	—	—
Commercial and industrial	33	—	38	14
Consumer	7	7	9	10
Lease financing receivables	21	7	63	(26)
Strategic Program loans(1)	486	321	926	659
Ending balance	$47,435	$16,247	$47,435	$16,247
(1) Recoveries related to Strategic Program loans that were reimbursed fully on the credit enhanced portfolio totaled $7.8 million and $1.0 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively, and $12.7 million and $2.0 thousand for the six months ended June 30, 2026 and June 30, 2026, respectively.

The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of June 30, 2026 and December 31, 2025. The ACL related to Strategic Programs constitutes 78.9% and 77.0% of the total ACL while comprising 25.3% and 22.2%, respectively, of total loans held-for-investment as of June 30, 2026 and December 31, 2025, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$1,231	10.3%	$970	8.4%
Residential real estate	870	7.8%	777	9.6%
Residential real estate multifamily	70	0.6%	62	0.5%
Commercial real estate
Owner occupied	4,153	32.7%	3,267	36.0%
Non-owner occupied	88	1.4%	104	1.6%
Commercial and industrial	1,091	4.4%	773	4.5%
Consumer	467	3.0%	679	3.7%
Lease financing receivables	2,016	14.5%	1,838	13.5%
Strategic Program loans:
Strategic Program loans - with credit enhancement	32,228	21.1%	22,396	18.5%
Strategic Program loans - without credit enhancement	5,221	4.2%	5,930	3.7%
Total	$47,435	100.0%	$36,796	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of June 30, 2026:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	—%	—%
Residential real estate	2.0%	22.7%	8.6%
Residential real estate multifamily	1.9%	—%	—%
Commercial real estate
Owner occupied	2.2%	12.1%	18.3%
Non-owner occupied	1.1%	27.4%	4.0%
Commercial and industrial	4.4%	7.8%	56.5%
Consumer	2.7%	—%	6,652.2%
Lease financing receivables	2.4%	0.9%	273.6%
Strategic Program loans	25.9%	—%	—%
Total	8.3%	6.6%	126.0%

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
When comparing June 30, 2026 to December 31, 2025, the increase in ACL to total loans held-for-investment was primarily due to the increase of the credit enhanced loan portfolio ACL resulting from the change in portfolio composition. The decrease in nonaccrual loans to total loans held-for-investment as shown above was primarily driven by a decline in nonaccrual loan balances, which more than offset the decrease in total loans held-for-investment during the period. The increase in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the credit enhanced loans included in the Strategic Program loans held-for-investment offset in part by the decrease in nonaccrual loan balances during the period.
The following tables summarize net charge-offs (“NCO”), average loans and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$56,492	—%	$—	$47,035	—%
Residential real estate	149	50,393	1.2%	207	62,191	1.3%
Residential real estate multifamily	—	3,199	—%	—	1,773	—%
Commercial real estate
Owner occupied	1,925	205,467	3.8%	290	216,389	0.5%
Non-owner occupied	47	8,393	2.2%	—	12,564	—%
Commercial and industrial	730	25,693	11.4%	—	44,202	—%
Consumer	6	18,054	0.1%	203	23,602	3.4%
Lease financing receivables	78	83,678	0.4%	126	83,227	0.6%
Strategic Program loans:
Strategic Program loans - with credit enhancement	7,878	117,905	26.8%	6	1,467	1.6%
Strategic Program loans - without credit enhancement	2,278	21,169	43.2%	1,952	21,772	36.0%
Total	$13,091	$590,443	8.9%	$2,784	$514,222	2.2%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$53,692	—%	$—	$46,369	—%
Residential real estate	393	53,355	1.5%	211	60,296	0.7%
Residential real estate multifamily	—	3,072	—%	—	1,740	—%
Commercial real estate
Owner occupied	2,523	210,410	2.4%	342	207,403	0.3%
Non-owner occupied	457	8,646	10.7%	—	12,876	—%
Commercial and industrial	1,172	25,845	9.1%	69	47,638	0.3%
Consumer	280	19,251	2.9%	211	23,103	1.8%
Lease financing receivables	355	81,867	0.9%	195	78,887	0.5%
Strategic Program loans:
Strategic Program loans - with credit enhancement	12,710	115,850	22.1%	6	1,254	1.0%
Strategic Program loans - without credit enhancement	4,590	21,410	43.2%	3,998	20,514	39.3%
Total	$22,480	$593,398	7.6%	$5,032	$500,080	2.0%
The total ratio of annualized NCO to average loans outstanding was higher during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to higher net charge-offs in the commercial real estate and commercial and industrial portfolios, reflecting our adoption of more conservative servicing and administrative standards for SBA and commercial real estate loans, which accelerated the classification and charge-off of nonperforming loans with identified risk characteristics.
The total ratio of annualized NCO to average loans outstanding was higher during the six months ended June 30, 2026, as compared to the same prior year period, primarily due to higher charge-off activity across the commercial real estate owner-occupied, commercial and industrial, and residential real estate portfolios, as the Company recognized losses in connection with the liquidation of non-performing loans and increased provisioning on loans with characteristics common to those migrating to nonperforming status over the prior 18 months.
Total Assets
Total assets at June 30, 2026 were $925.3 million, a decrease of $51.8 million from December 31, 2025. The decrease in total assets was primarily due to decreases in interest-bearing cash deposits of $63.8 million and loans held-for-investment, net, of $27.1 million, partially offset by increases in loans held-for-sale portfolio of $28.7 million, and the credit enhanced asset of $9.5 million.
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

The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	June 30, 2026		December 31, 2025
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$118,926	17.1%	$168,442	22.3%
Interest-bearing deposits:
Demand	106,833	15.4%	74,817	9.9%
Savings	7,968	1.1%	11,017	1.5%
Money markets	21,969	3.2%	22,017	2.9%
Time certificates of deposit	438,103	63.2%	478,268	63.4%
Total period end deposits	$693,799	100.0%	$754,561	100.0%
The decrease in total deposits as of June 30, 2026 compared to December 31, 2025 of $60.8 million was primarily due to reductions in noninterest-bearing demand deposits and certificates of deposit, as excess funds were not required to support the lower level of assets.
As an FDIC-insured institution, our deposits are insured up to $250,000 per depositor, per insured bank, for each account ownership category. Our total estimated uninsured deposits were $174.4 million and $204.1 million as of June 30, 2026 and December 31, 2025, respectively. Estimated uninsured deposits at the Bank as of June 30, 2026 include $29.0 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $52.1 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at June 30, 2026 is as follows:

	June 30, 2026
($ in thousands)	Three Months or Less	More than Three Months to Six Months	More than Six Months to Twelve Months	More than Twelve Months	Total
Time deposits, uninsured	$297	$—	$2,882	$91	$3,270
Total Liabilities
Total liabilities decreased to $726.1 million, or 7.4%, as of June 30, 2026 from $783.9 million as of December 31, 2025 primarily due to a decrease in deposits as discussed above.
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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At June 30, 2026, we had the ability to access $177.0 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with three correspondent banks to borrow up to $16.1 million in overnight funds. We also maintain a $10.8 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of June 30, 2026.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2026, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $93.6 million and constituted 10.1% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $6.0 million to $199.2 million at June 30, 2026 compared to $193.2 million at December 31, 2025, primarily due to earnings of $4.9 million reported for the period.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 21.5% and 19.8% as of June 30, 2026 and December 31, 2025, respectively.
Our return on average equity was 4.3% and 9.2% for the three months ended June 30, 2026 and 2025, respectively, and 5.0% and 8.3% for the six months ended June 30, 2026 and 2025, respectively. Our return on average assets was 0.9% and 2.0% for the three months ended June 30, 2026 and 2025, respectively, and 1.1% and 1.9% for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 5 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of May 19, 2026 and authorizes us to repurchase up to an aggregate amount of 685,000 shares of our common stock in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Exchange Act, as well as pursuant to a trading plan under Rule 10b5-1 under the Exchange Act. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended June 30, 2026, we repurchased and retired 29,736 shares for $0.4 million. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of June 30, 2026:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$255,696	$255,696	$—	$—	$—
Time deposits	438,103	271,180	144,508	11,787	10,628
Operating lease obligations	3,973	1,190	2,373	410	—
Total	$697,772	$528,066	$146,881	$12,197	$10,628
Off-Balance-Sheet Financing Arrangements
In the normal course of business, we enter into certain off-balance-sheet arrangements to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. With the exception of these off-balance-sheet arrangements, we have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For details of our commitments to extend credit please See Note 6 - Commitments and Contingencies.

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
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	June 30, 2026			June 30, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$590,443	$27,324	18.56%	$514,222	$12,849	10.02%
Less: credit enhancement program expenses		(13,286)			(89)
Net of adjustment for credit enhancement program expenses	$590,443	$14,038	9.54%	$514,222	$12,760	9.95%

	As of and for the Six Months Ended
	June 30, 2026			June 30, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$593,398	$54,081	18.38%	$500,080	$25,740	10.38%
Less: credit enhancement program expenses		(25,812)			(102)
Net of adjustment for credit enhancement program expenses	$593,398	$28,269	9.61%	$500,080	$25,638	10.34%
Total interest income on LHFI net of credit enhancement program expenses and the average yield on LHFI net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on net interest income and NIM:

	As of and for the Three Months Ended
	June 30, 2026			June 30, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$842,307	$28,749	13.69%	$756,560	$14,728	7.81%
Less: credit enhancement program expenses		(13,286)			(89)
Net of adjustment for credit enhancement program expenses	$842,307	$15,463	7.36%	$756,560	$14,639	7.76%

	As of and for the Six Months Ended
	June 30, 2026			June 30, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$862,442	$56,839	13.29%	$728,686	$29,008	8.03%
Less: credit enhancement program expenses		(25,812)			(102)
Net of adjustment for credit enhancement program expenses	$862,442	$31,027	7.25%	$728,686	$28,906	8.00%
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

Non-interest expenses less credit enhancement program expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement program expenses on non-interest expense:

($ in thousands; unaudited)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total non-interest expense	$28,862	$14,912	$57,200	$29,230
Less: credit enhancement program expenses	(13,286)	(89)	(25,812)	(102)
Total non-interest expense less credit enhancement program expenses	$15,576	$14,823	$31,388	$29,128
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
Total non-interest income less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total non-interest income	$25,594	$10,337	$40,220	$18,147
Less: credit enhancement income	(16,678)	(2,275)	(22,542)	(2,360)
Total non-interest income less credit enhancement income	$8,916	$8,062	$17,678	$15,787
Total non-interest income less indemnification income is a non-GAAP measure that illustrates the impact of credit enhancement income on non-interest income. The most directly comparable GAAP measure is non-interest income.
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of June 30, 2026	As of December 31, 2025
Allowance for credit losses	$47,435	$36,796
Less: allowance for credit losses related to credit enhanced loans	(31,906)	(22,411)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$15,529	$14,385
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of June 30, 2026 and December 31, 2025 was approximately $120.8 million and $108.1 million, respectively.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of June 30, 2026:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(0.4)%	(0.8)%	(0.4)%	(0.1)%	—%	0.1%	0.2%	0.3%	0.4%
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
The following table illustrates the results of our EVE analysis as of June 30, 2026:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(15.8)%	(10.0)%	(5.6)%	(2.5)%	—%	2.2%	4.0%	5.6%	6.9%

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Between July and August 2025, several lawsuits were filed against the Company in the United States District Court for the District of Utah. The complaints generally asserted claims of negligence, breach of implied contract and unjust enrichment, on behalf of various classes of putative individuals who claimed to have been harmed in connection with an alleged data breach involving the Company. The plaintiffs sought equitable and injunctive relief as well as an unspecified amount of monetary damages in connection with their claims, which include an award of attorneys’ fees and costs. On October 3, 2025, the Court entered an Order consolidating the pending cases and all subsequently filed putative class actions involving the same or substantially the same obligations into the pending matter into Minter et. al v. FinWise Bank et. al, Case No. 2:25-cv-00569-JNP-CMR. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the Court for approval on May 8, 2026. On July 1, 2026 the court preliminarily approved the settlement fund, which, including all fees and expense associated with the proceedings, is expected to be covered in full by the Company’s cyber insurance policy. See Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	—	—	—
May 1, 2026 - May 31, 2026	11,990	$13.99	11,990	673,010
June 1, 2026 - June 30, 2026	17,746	$14.26	17,746	655,264
Total	29,736	$14.15	29,736
____________________

(1) Effective May 19, 2026, the Board authorized a common stock repurchase program to purchase up to an aggregate amount of 685,000 shares of our common stock. The repurchase program expires on May 31, 2028, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. The authorization permits management to repurchase shares of our common stock from time to time at management’s discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program does not obligate us to purchase any particular number of shares.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.
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

FinWise Bancorp

Date: August 12, 2026	By:	/s/ James Noone
James Noone
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)