Form 10-Q
period 2026-09-30
Finwise Bancorp
filed 2026-11-10
CIK 1856365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, the registrant had 13,660,827 shares of common stock, $0.001 par value per share, outstanding.

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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements, including, but not limited to, the following:
•the success of the financial technology and banking-as-a-service (“BaaS”) industries, as well as the continued evolution of the regulation of these industries, including our ability to continue to grow in BaaS through expansion of our fintech partnerships and product offerings;
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
•the performance of certain Strategic Program (our nationwide strategic relationship programs) service providers that provide credit enhancements on our credit enhanced loans;

•the sufficiency of the cash flows from the credit enhanced loan portfolios to absorb credit losses;
•our ability to protect our intellectual property and the ability to defend claims and litigation of infringement initiated against us;
•our ability to implement our growth strategy and to continue to launch new products and services successfully;
•the anticipated benefits of any new lines of business that we may enter, or investments or acquisitions we may make, are not realized within the expected time frame, or at all, including any effect on performance as a result of the recent acquisition of Tallied Technologies, Inc (“Tallied”);
•the Company’s ability to optimize the acquired technology platform, manage integration costs and the timing in disposing of the assets and liabilities of the business classified as discontinued operations;
•the concentration of our lending and depositor relationships through Strategic Programs in the financial technology industry generally and our ability to develop a strong core deposit base or other low-cost funding sources;
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
•potential government shutdowns and other political impasses, including with respect to the U.S. debt ceiling and federal budget and any reductions in staffing at U.S. governmental agencies; and
•other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
FinWise Bancorp
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and due from banks	$8,786	$12,082
Interest-bearing deposits in other banks (restricted cash of $4.1 million and $4.1 million, respectively)	83,786	151,318
Total cash and cash equivalents	92,572	163,400
Investment securities available-for-sale, at fair value, net of allowance for credit losses of $0, (amortized cost of $25.0 million and $27.5 million, respectively)	24,998	27,755
Investment securities held-to-maturity, net of allowance for credit losses of $0, (fair value of $7.3 million and $9.0 million, respectively)	8,414	9,927
Strategic Program loans held-for-sale, at lower of cost or fair value	134,661	146,473
Loans held-for-investment, net of allowance for credit losses of $79.8 million and $32.8 million, respectively	505,328	497,120
Credit enhancement asset	64,247	18,386
Assets subject to operating leases, net of accumulated depreciation of $5.4 million and $4.7 million, respectively	10,040	12,575
Deferred income taxes, net	2,926	2,345
Assets of discontinued operations	42,258	48,895
Other assets	72,881	50,259
Total assets	$958,325	$977,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$137,425	$168,442
Interest-bearing	570,176	586,119
Total deposits	707,601	754,561
Liabilities of discontinued operations	8,297	587
Other liabilities	34,377	28,792
Total liabilities	750,275	783,940
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, $0.001 par value, 4,000,000 authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,743,494 and 13,655,961 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in-capital	61,739	60,958
Retained earnings	146,308	132,197
Accumulated other comprehensive income (loss), net of tax	(11)	26
Total shareholders’ equity	208,050	193,195
Total liabilities and shareholders’ equity	$958,325	$977,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$45,569	$22,532	$108,368	$58,171
Interest on securities	315	360	991	1,140
Other interest income	891	1,074	2,909	2,932
Total interest income	46,775	23,966	112,268	62,243

Interest expense
Interest on deposits	4,857	5,359	14,553	14,629
Total interest expense	4,857	5,359	14,553	14,629
Net interest income	41,918	18,607	97,715	47,614

Provision for credit losses	46,747	12,799	78,705	20,861
Net interest income (loss) after provision for credit losses	(4,829)	5,808	19,010	26,753

Non-interest income
Strategic Program fees	6,573	6,180	17,463	16,546
Gain on sale of loans, net	1,866	1,854	4,798	4,183
SBA loan servicing fees, net	79	(242)	316	(160)
Change in fair value on investment in BFG	(900)	200	(1,300)	900
Credit enhancement income	45,392	8,762	66,635	11,122
Bargain purchase gain	6,456	—	6,456	—
Other miscellaneous income	1,359	1,298	3,874	3,608
Total non-interest income	60,825	18,052	98,242	36,199

Non-interest expense
Salaries and employee benefits	12,483	10,814	34,583	31,131
Professional services	1,426	876	3,452	2,732
Occupancy and equipment expenses	440	456	1,282	1,443
Credit enhancement servicing expense	4,284	248	7,975	260
Credit enhancement guarantee expense	20,049	1,720	41,045	1,809
Other operating expenses	4,062	3,335	10,482	9,304
Total non-interest expense	42,744	17,449	98,819	46,679
Income from continuing operations before income taxes	13,252	6,411	18,433	16,273
Provision for income taxes from continuing operations	2,830	1,520	4,138	4,097
Net income from continuing operations	10,422	4,891	14,295	12,176
Income (loss) from discontinued operations, net of tax	(376)	—	619	—
Net income	$10,046	$4,891	$14,914	$12,176

Earnings per share, basic:
Earnings from continuing operations	$0.79	$0.36	$1.09	$0.91
Earnings (loss) from discontinued operations	(0.03)	—	0.04	—
	$0.76	$0.36	$1.13	$0.91

Earnings per share, diluted:
Earnings from continuing operations	$0.76	$0.34	$1.05	$0.86
Earnings (loss) from discontinued operations	(0.03)	—	0.04	—
	$0.73	$0.34	$1.09	$0.86

Weighted average shares outstanding, basic	13,154,827	12,859,264	13,096,197	12,786,167
Weighted average shares outstanding, diluted	13,662,812	13,615,354	13,660,766	13,530,003
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$10,046	$4,891	$14,914	$12,176
Other comprehensive income (loss) items:
Unrealized gain (loss) on securities available-for-sale	$(43)	$117	$(243)	$322
Tax effect	12	(29)	63	(81)
Unrealized gain (loss) on interest rate swaps	(10)	64	125	(162)
Recognition of previously unrealized (gain) loss on interest rate swaps in net income	18	(115)	65	(340)
Tax effect	(2)	13	(47)	126
Other comprehensive income (loss), net of tax	(25)	50	(37)	(135)
Comprehensive income	$10,021	$4,941	$14,877	$12,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

Three Months Ended September 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders’ Equity
Balance at June 30, 2026	13,687,680	$14	$62,359	$136,804	$14	$199,191
Stock-based compensation expense	214,913	—	1,051	—	—	1,051
Common stock repurchased and retired	(159,099)	—	(1,671)	(542)	—	(2,213)
Other comprehensive loss, net of tax	—	—	—	—	(25)	(25)
Net income	—	—	—	10,046	—	10,046
Balance at September 30, 2026	13,743,494	$14	$61,739	$146,308	$(11)	$208,050

Three Months Ended September 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at June 30, 2025	13,469,725	$13	$58,135	$123,809	$2	$181,959
Stock-based compensation expense	57,996	1	1,130	—	—	1,131
Stock options exercised, net	43,369	—	152	(418)	—	(266)
Other comprehensive income, net of tax	—	—	—	—	50	50
Net income	—	—	—	4,891	—	4,891
Balance at September 30, 2025	13,571,090	$14	$59,417	$128,282	$52	$187,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Unaudited Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2025	13,655,961	$14	$60,958	$132,197	$26	$193,195
Stock-based compensation expense	244,747	—	2,764	—	—	2,764
Stock options exercised, net	54,490	—	272	(93)	—	179
Shares surrendered for tax withholding	(22,869)	—	(272)	(58)	—	(330)
Common stock repurchased and retired	(188,835)	—	(1,983)	(652)	—	(2,635)
Other comprehensive loss, net of tax	—	—	—	—	(37)	(37)
Net income	—	—	—	14,914	—	14,914
Balance at September 30, 2026	13,743,494	$14	$61,739	$146,308	$(11)	$208,050

Nine Months Ended September 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders’ Equity
Balance at December 31, 2024	13,211,640	$13	$56,926	$116,594	$187	$173,720
Stock-based compensation expense	327,363	1	2,491	—	—	2,492
Stock options exercised, net	48,752	—	174	(419)	—	(245)
Shares surrendered for tax withholding	(16,665)	—	(174)	(69)	—	(243)
Other comprehensive loss, net of tax	—	—	—	—	(135)	(135)
Net income	—	—	—	12,176	—	12,176
Balance at September 30, 2025	13,571,090	$14	$59,417	$128,282	$52	$187,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FinWise Bancorp
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$14,914	$12,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,799	3,652
Provision for credit losses	78,705	20,861
Noncash operating lease cost	604	402
Net (accretion) amortization of securities (discounts) and premiums	11	(20)
Other	(1,092)	(1,221)
Gain on sale of loans, net	(4,798)	(4,183)
Originations of Strategic Program loans held-for-sale	(4,711,037)	(4,275,141)
Proceeds from sale of Strategic Program loans held-for-sale	4,723,205	4,210,677
Change in fair value of BFG	1,300	(900)
Impairment of SBA servicing asset	290	722
Bargain purchase gain	(6,456)	—
Stock-based compensation expense	2,764	2,492
Noncash change in credit enhancement asset	(45,861)	(11,103)
Deferred income taxes	(565)	(2,329)
Net changes in:
Other assets	(1,104)	4,070
Other liabilities	(11,580)	3,244
Net cash provided by (used in) operating activities - continuing operations	43,099	(36,601)
Net cash provided by operating activities - discontinued operations	14,347	—
Net cash provided by (used in) operating activities	57,446	(36,601)
Cash flows from investing activities:
Net increase in loans receivable	(136,618)	(142,666)
Purchase of lease pools	(24,076)	(27,698)
Purchase of bank premises and equipment, net	(83)	(213)
Purchase of assets subject to operating leases	—	(5,548)
Proceeds from sales of loans and leases held-for-investment	78,519	67,482
Proceeds from sales of assets subject to operating leases	121	468
Proceeds from maturities of securities available-for-sale	2,500	2,500
Proceeds from maturities and paydowns of securities held-to-maturity	1,516	1,960
Business acquisition, net of cash acquired	(266)	—
Purchase of FHLB stock	(141)	(90)
Net cash used in investing activities	(78,528)	(103,805)
Cash flows from financing activities:
Net (decrease) increase in deposits	(46,960)	137,358
Common stock repurchased	(2,635)	—
Proceeds from exercise of stock options	179	29
Payment of taxes related to net share settlement of equity awards	(330)	(516)
Net cash provided by (used in) financing activities	(49,746)	136,871

Net change in cash and cash equivalents and restricted cash	(70,828)	(3,535)
Cash, cash equivalents and restricted cash, beginning of the period	163,400	109,162
Cash, cash equivalents and restricted cash, end of the period	$92,572	$105,627
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,449	$3,927
Cash paid for interest	$14,830	$11,605
Supplemental disclosures of noncash investing activities:
Receivable forgiven and used as purchase consideration	$5,867	$—
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
Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair statement of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. The consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements; however, the accompanying notes to the unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassifications – Certain reclassifications have been made to the consolidated financial statements to align them with the current period’s presentation. These adjustments did not have a material impact on the previously reported consolidated financial statements. The Company reclassified specific assets and liabilities from individual line items on the balance sheet to “other assets” or “other liabilities.” The Company also reclassified certain assets and liabilities related to discontinued operations (See Note 3 - Discontinued Operations). Management evaluated these changes and concluded that the amounts involved were not significant enough to warrant separate disclosure.
Additionally, the Company revised the presentation of deferred loan origination fees and costs throughout all loan-related disclosures. These amounts, which were previously presented as a separate line item within loan tables, have been reclassified into the amortized cost basis of the related loan categories to conform with the requirements of ASC 310-20. This revision affected the presentation of loan balances throughout all related disclosures in these financial statements. As a result, certain loan balances presented herein will differ from amounts previously reported in the Company's previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. This reclassification had no effect on total loans held-for-investment, net, the allowance for credit losses, or any amounts reported on the consolidated balance sheets or statements of income.
Corresponding amounts from prior periods have been reclassified throughout to conform to the current period's presentation.
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
Stock Repurchase Program – On May 21, 2026, the Company announced that its Board of Directors (the “Board”) had authorized a common stock repurchase program, effective as of May 19, 2026, to purchase up to 685,000 shares of the Company’s common stock in the aggregate. The repurchase program authorizes the repurchase by the Company of its common stock in open market transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or privately negotiated transactions. Repurchases may also be made pursuant to a Rule 10b5-1 trading plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. Other than as predetermined by a Rule 10b5-1 Trading Plan, the Share Repurchase Committee, designated by the Board of Directors, has sole discretion in determining the timing, number, and value of any shares repurchased, taking into account factors such as the market price and trading volume of the Company's common stock, general market and economic conditions, the Company's capital needs, and applicable legal and regulatory requirements. Other than as predetermined or restricted by a Rule 10b5-1 Trading Plan, as applicable, the repurchase program does not obligate the Company to purchase any particular number of shares and may be limited or terminated at any time at the Company’s discretion without notice. Since commencement of the repurchase program, the Company had repurchased a total of 188,835 shares for $2.6 million at an average price of $13.96 per share as of September 30, 2026 and retired them at cost.
Segment Reporting – The Company established three reportable segments: traditional banking, banking as a service (“BaaS”) and treasury and administration. Segment reporting was implemented effective July 1, 2025, following the completion of a technology initiative to capture segment-specific financial data. For periods prior to July 1, 2025, the Company operated under one operating segment, consistent with the information that was presented to the Company’s chief operating decision maker (“CODM”). See Note 16, Segments for more information.
Discontinued Operations and Assets and Liabilities of Discontinued Operations – The Company classifies a component of its business as a discontinued operation when its disposal, or anticipated disposal, represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results and all of the following conditions exist: management commits to a plan to sell the business; the business is available for immediate sale in its present condition; an active program to complete the plan to sell has been initiated; the sale is probable within one year; and the business is being actively marketed at a price reasonable in relation to its fair value. A component of an acquisition that meets these criteria at the acquisition date is classified as a discontinued operation at acquisition, with the associated assets and liabilities presented separately in the consolidated balance sheets from the date of acquisition. Assets and liabilities reported as discontinued operations are measured at fair value less costs to sell as of the acquisition date in accordance with ASC 805, Business Combinations.
Assets and liabilities of discontinued operations are measured for impairment upon initial classification and at each subsequent reporting date. An impairment loss is recorded for long-lived assets when the carrying amount exceeds fair value less costs to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. Long-lived assets within a discontinued operation are not depreciated or amortized from the date of classification. The results of discontinued operations, including any gain or loss on disposal, are presented separately in the Consolidated Statements of Income, net of applicable income taxes, for all periods presented. Interest expense directly attributable to the assets of a discontinued operation may be allocated to discontinued operations; deposit liabilities or other funding sources that are not part of the planned disposal are not classified within liabilities of discontinued operations and remain in continuing operations.
Intangible Assets
Acquired Intangible Assets – Intangible assets acquired in a business combination are recorded at fair value as of the acquisition date in accordance with ASC 805, Business Combinations. Finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, unless another method better reflects the pattern in which the economic benefits of the asset are consumed. Estimated useful lives are determined based on factors including contractual or legal terms, the expected period of economic benefit, competitive and economic factors, and the Company's expected use of the asset. The Company reassesses the estimated useful life of each finite-lived intangible asset each reporting period. Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted future cash flows expected from the use and eventual disposition of the asset, and is measured as the amount by which the carrying value exceeds the asset's fair value. See Note 2 – Acquisition for a description of the credit card servicing platform acquired from Tallied Technologies, Inc. (“Tallied”), which is accounted for as an acquired intangible asset under ASC 805.
Internally Developed Software – Software developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other — Internal-Use Software, as amended by ASU 2025-06, which the Company early adopted effective January 1, 2026 using the prospective transition approach. See Recently Adopted Accounting Pronouncements below. Qualifying costs incurred to develop internal-use software are capitalized when (i) management authorizes and commits to funding the project, and (ii) it is probable that the project will be completed and the software will be used to perform the function as intended. Capitalized costs include compensation for employees who develop internal-use software and external costs related to development and implementation. Capitalization ceases once the project is substantially complete and the software is ready for its intended use. Capitalized costs for projects that are not yet ready for their intended use are reported as software in development and are not amortized. Amortization begins when the software is ready for its intended use and is amortized on a straight-line basis over estimated useful lives of three to ten years once ready for its intended use, based on the nature and expected period of benefit of each project. Software in development is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable, including when it is no longer probable that the project will be completed and the software used as intended, in which case the capitalized costs are written down to the lower of carrying amount or fair value, if any, less cost to sell. There is a rebuttable presumption that software no longer probable of completion has a fair value of zero. All other expenditures, including those incurred to maintain an intangible asset's current level of performance, are expensed as incurred.
Out-of-Period Adjustment – During the three months ended September 30, 2026, the Company identified charge-offs of credit-enhanced Strategic Program loans through one Strategic Program Partner that should have been recognized in the three months ended June 30, 2026. The Company corrected the error in the three months ended September 30, 2026, which increased both the provision for credit losses and credit enhancement income by $1.2 million. The correction had no effect on income before income taxes, net income or earnings per share for any period, and had no effect on the nine months ended September 30, 2026. The Company evaluated the error considering both quantitative and qualitative factors and concluded that it was not material to the previously issued financial statements for the three and six months ended June 30, 2026 and its correction is not material to the financial statements for the three or nine months ended September 30, 2026.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, that amends the accounting guidance on the timing of capitalization of internally-developed software costs. The update removes references to software development stages, and provides guidance on how to determine when it is probable that a project will be completed and the software will be used to perform the function as intended. The accounting standard update must be applied using one of the following transition methods: (i) a prospective transition method, (ii) a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach.
The accounting standard update is effective beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. The Company early adopted the accounting standard update effective January 1, 2026, using the prospective transition approach. Under this approach, the amendments are applied to new software costs on a prospective basis. The Company did not have any material capitalized software costs for in-process projects on the date of adoption. The Company commenced capitalization of internal-use software costs related to projects acquired in connection with the acquisition of Tallied in July 2026 (see Note 2 - Acquisition). The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.
Note 2 – Acquisition
On July 20, 2026, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Tallied Technologies, Inc., a provider of credit card issuance and processing technology whose platform has supported the Bank’s affinity credit card program, pursuant to an asset purchase agreement (the “Agreement”). The assets acquired and liabilities assumed primarily consisted of Tallied’s card issuing and program management technology platform and development team, together with the program sponsor relationship, program records and cardholder rewards liability associated with the Bank’s affinity credit card program. The Company acquired the platform and development team to support credit card programs for its fintech partners as part of its banking-as-a-service strategy.
Although structured as an asset purchase, the transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with deferred income taxes measured in accordance with ASC 740, Income Taxes. Total consideration for the acquisition was $6.2 million, consisting of $0.3 million of cash paid at closing and $5.9 million representing the fair value of pre-existing receivables owed by Tallied to the Bank, which were effectively settled upon completion of the acquisition. The pre-existing receivables owed by Tallied to the Bank were contributed as non-cash consideration at their fair value upon closing, resulting in no gain or loss on settlement. In addition to the cash consideration and offsetting receivables and liabilities, the Company assumed $11.2 million of Tallied liabilities.
The assets acquired and the liabilities assumed were specifically identified in the Agreement. The assets acquired comprised substantially all of the assets of Tallied. The liabilities assumed were specifically identified in the exhibits to the Agreement. The Company also hired Tallied’s remaining employees. As part of the purchase price allocation process, the Company reconciled identifiable acquired assets and assumed liabilities to the executed transaction documents and Tallied’s closing balance sheet to confirm the completeness of the acquisition accounting.

The bargain purchase gain resulted from two circumstances. First, Tallied had invested significant time and resources developing a credit card servicing platform that required additional development before it could operate as intended. With limited remaining liquidity and no additional funding available, Tallied pursued an expedited sale.

Second, the Company, as the sponsor bank of the credit card program serviced on the Tallied platform, had firsthand familiarity with the platform and the technical expertise to assess the work required to complete it. The combination of Tallied’s limited liquidity and the Company’s ability to complete its evaluation enabled the Company to acquire Tallied’s assets and liabilities at a price below their estimated fair value, resulting in the recognition of a bargain purchase gain.
Concurrent with the acquisition, the FinWise Board of Directors approved a plan to exit the credit card portfolio business. The program sponsor relationship, program records and cardholder rewards liability acquired from Tallied are included in the associated disposal group, which is presented as discontinued operations, and were therefore measured as of the acquisition date at fair value less cost to sell. See Note 3 – Discontinued Operations.
The amounts recognized for the consideration transferred and for the assets acquired and liabilities assumed are preliminary and subject to change, pending finalization of the third-party valuation of acquired intangibles, the final closing statement with Tallied, including the amounts owed by Tallied to the Bank that were settled in the acquisition, and the related deferred income taxes. The Company expects to finalize these amounts within one year from the acquisition date, with any measurement-period adjustment recognized in the period determined as a corresponding adjustment to the bargain purchase gain.
The fair value of the net identifiable acquired assets and assumed liabilities exceeded the consideration paid, resulting in a preliminary bargain purchase gain of $6.5 million recorded in non-interest income. The Company reviewed its acquisition accounting methods, confirmed all assets and liabilities were properly identified, and ensured measurements reflected all consideration as of the closing date. The bargain purchase gain is not expected to be included as taxable income for tax purposes. The gain was measured after recognition of the deferred tax liability established in acquisition accounting; accordingly, no income tax expense was recognized on the gain. In connection with the acquisition, the Company incurred approximately $0.3 million of transaction costs, which were recorded in professional services during the three and nine months ended September 30, 2026.
The following table summarizes the allocation of the purchase price to the preliminary fair value of the assets acquired and liabilities assumed for the acquisition of Tallied (in thousands):

Purchase price:
Cash paid at closing of the transaction	$300
Forgiveness of receivable	5,867
Total consideration	$6,167
Fair value of assets acquired:
Cash, cash equivalents and restricted cash	34
Credit card servicing platform	22,600
Receivables and other assets	1,181
Total assets acquired	23,815

Fair value of liabilities assumed:
Rewards liability	8,324
Accounts payable and accrued expenses	813
Deferred tax liability	2,055
Total liabilities assumed	11,192

Fair value of net identifiable assets acquired	12,623
Bargain purchase gain	$6,456
The results of operations of the Tallied credit card business since the acquisition date are reported as discontinued operations. See Note 3 - Discontinued Operations for further information.
The Company has determined that it is not practicable to provide supplemental pro forma financial information for the three and nine months ended September 30, 2026 and 2025. Tallied maintained its financial records on a cash basis of accounting prior to the acquisition. Relevant accounting records do not exist for the comparative 2025 periods and the 2026 records do not contain sufficient information to enable a reliable conversion to U.S. GAAP on an accrual basis. As a result, pro forma financial information for the periods prior to the acquisition date cannot be prepared without making assumptions that would not be supportable or verifiable.
Note 3 – Discontinued Operations
Concurrent with the acquisition, the Company determined that it would not strategically invest in or hold credit card receivable assets, and decided to divest the existing credit card loan portfolio, along with the receivables and other assets acquired in the Tallied transaction, exclusive of the acquired technology and servicing platform. Following this determination, management committed to a plan to sell the business in its present condition and initiated an active program to complete the sale at a reasonable price relative to the fair value of the associated assets and liabilities within one year. Based on these circumstances, the Company has determined to report the assets, liabilities, revenues, and expenses of the business as discontinued operations. All revenue-producing activities associated with the existing credit card portfolio will be transferred to the purchaser, while the retained servicing platform will continue development and be offered as a service at a future date. The credit card activities were previously reflected within the BaaS segment.
The assets and liabilities of discontinued operations were recorded at their estimated fair values as of the acquisition date of July 20, 2026, and no subsequent write-down to fair value less costs to sell was required as of September 30, 2026. The assets and liabilities of discontinued operations are presented separately in the consolidated balance sheets at September 30, 2026 and December 31, 2025, and consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Loans, net	$40,267	$44,229
Prepaid expenses and other assets	991	4,666
Intangible assets	1,000	—
Assets of discontinued operations	$42,258	$48,895

Accounts payable	$140	$587
Rewards liability	8,156	—
Liabilities of discontinued operations	$8,297	$587
In connection with the Tallied acquisition, the Company assumed a rewards liability with a fair value estimated at $8.3 million. The rewards liability represents the fair value of obligations to honor rewards earned by cardholders prior to the acquisition date. Subsequent to the acquisition, the credit card portfolio has been classified as discontinued operations and its results, including ongoing rewards activity, are reported as discontinued operations. Accordingly, all post-acquisition rewards expense and changes in the rewards liability are included within discontinued operations in the consolidated financial statements.
The income (loss) from discontinued operations, net of tax presented in the consolidated statements of income for the three and nine months ended September 30, 2026 consists of the following:

($ in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest and fees on loans	$991	$3,018
Credit enhancement income	576	1,876
Interchange revenue	368	1,750
Other miscellaneous income	66	188
Total revenue	2,001	6,832
Interest on deposits	427	1,411
Provision for credit losses	1,546	2,845
Salaries and employee benefits	292	292
Credit enhancement servicing expenses	25	275
Credit enhancement guarantee expenses	96	971
Other expenses	152	154
Total expenses	2,538	5,948
Income (loss) from discontinued operations before income tax	(537)	884
Income tax expense (benefit)	(161)	265
Income (loss) from discontinued operations, net of tax	$(376)	$619

Interest on deposits reflects an allocation of funding costs attributable to the credit card loan portfolio based on average outstanding credit card loan balances at an assumed cost of funds rate of 4.0% for the applicable period. The deposit liabilities used to fund the credit card loan portfolio are not part of the planned disposal and remain in continuing operations; accordingly, no deposit liabilities are presented within liabilities of discontinued operations.
As of September 30, 2026, no gain or loss on the disposal of the discontinued credit card business has been recognized, as the divestiture of the credit card loan portfolio and related assets and liabilities had not been completed as of the balance sheet date. The Company is targeting completion of the sale of its credit card business, including certain credit card assets acquired in the Tallied transaction, by the second quarter of 2027.
Note 4 – Investments
Investment Securities Available-for-Sale, at Fair Value
The Company’s available-for-sale (“AFS”) investment portfolio consists of U.S. Treasury securities. The Company reports debt securities AFS on the Company’s consolidated balance sheets at fair value. The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities AFS as of September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$25,016	$5	$(23)	$24,998

	December 31, 2025
($ in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$27,531	$224	$—	$27,755
The following table presents the amortized cost and estimated fair value of investment securities AFS at September 30, 2026, by contractual maturity:

($ in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,016	$24,998
Total securities AFS	$25,016	$24,998
At September 30, 2026, debt securities AFS with a fair value of $25.0 million were pledged as collateral for a credit line held by the Bank. Accrued interest receivable on debt securities AFS totaled $0.2 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively, and was included in other assets on the consolidated balance sheets.
Investment Securities Held-to-Maturity, at Cost
The Company's held-to-maturity (“HTM”) investment portfolio consists of agency mortgage-backed securities and agency collateralized mortgage obligations. The Company reports debt securities HTM on the Company's consolidated balance sheets at carrying value which is amortized cost. The amortized cost, unrealized gains and losses, and estimated fair values of the Company’s debt securities HTM at September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,264	$—	$—	$(522)	$3,742
Collateralized mortgage obligations	4,150	—	—	(612)	3,538
Total securities held-to-maturity	$8,414	$—	$—	$(1,134)	$7,280

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage-backed securities	$4,961	$—	$1	$(456)	$4,506
Collateralized mortgage obligations	4,966	—	5	(495)	4,476
Total securities held-to-maturity	$9,927	$—	$6	$(951)	$8,982
The amortized cost and estimated market value of debt securities HTM at September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$834	$803
Due after five years through ten years	2,090	1,859
Due after ten years	5,490	4,618
Total securities held-to-maturity	$8,414	$7,280
At September 30, 2026, HTM debt securities with a book value of $8.4 million were pledged as collateral for a credit line held by the Bank.
Credit Quality Indicators & Allowance for Credit Losses - HTM and AFS
For debt securities HTM and AFS, the Company evaluates the credit risk of its securities on at least a quarterly basis. The Company estimates expected credit losses on debt securities HTM and AFS on a collective basis by major security type. Accrued interest receivable on debt securities HTM and AFS is excluded from the estimate of credit losses. At September 30, 2026 and December 31, 2025, there was no ACL related to debt securities HTM or AFS as the portfolio consists of U.S. government-issued or guaranteed agency securities considered to have minimal credit risk.
The Company had twenty securities, consisting of nine collateralized mortgage obligations, ten mortgage-backed securities and one U.S. Treasury security, in an unrealized loss position at September 30, 2026 and seventeen securities, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities in an unrealized loss position at December 31, 2025. The following tables present the estimated fair value and gross unrealized losses of debt securities HTM and AFS, aggregated by category and length of time in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Treasury securities	$9,995	$(23)	$—	$—	$9,995	$(23)
Total	$9,995	$(23)	$—	$—	$9,995	$(23)

Held-to-maturity:
Mortgage-backed securities	$228	$(3)	$3,514	$(519)	$3,742	$(522)
Collateralized mortgage obligations	1,118	(160)	2,406	(452)	3,524	(612)
Total	$1,346	$(163)	$5,920	$(971)	$7,266	$(1,134)

	December 31, 2025
	Less than 12 months		12 Months or More		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Mortgage-backed securities	$—	$—	$4,164	$(456)	$4,164	$(456)
Collateralized mortgage obligations	39	—	3,372	(495)	3,411	(495)
Total	$39	$—	$7,536	$(951)	$7,575	$(951)
There were no sales or transfers of investment securities and no realized gains or losses on these securities during the nine months ended September 30, 2026 or 2025.
FHLB Stock
The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. As a member, the Bank is required to maintain a minimum level of investment in FHLB stock based on a percentage of the Bank’s previous year-end assets and the Bank’s FHLB advances outstanding. At September 30, 2026 and December 31, 2025, the Bank owned $0.6 million and $0.4 million, respectively, of FHLB stock, which is carried at cost. The Company evaluated the carrying value of its FHLB stock investment at September 30, 2026 and determined that it was not impaired. This evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment from recurring and special dividends, and the Company’s intent and ability to hold this investment for a period of time sufficient to recover its recorded investment.

Note 5 – Loans
Loans held-for-investment, net – The Company’s loans held-for-investment outstanding by general ledger classification as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
SBA(1)	$135,780	$205,308
Commercial leases	79,102	68,848
Commercial, non-real estate	3,157	4,266
Residential real estate	79,934	60,531
Strategic Program loans:
Strategic Program loans - with credit enhancement	146,241	59,877
Strategic Program loans - without credit enhancement	36,902	21,905
Commercial real estate:
Owner occupied	87,465	85,326
Non-owner occupied	2,247	1,665
Consumer	14,321	22,166
Total loans held-for-investment	$585,149	$529,892
Allowance for credit losses	(79,821)	(32,772)
Total loans held-for-investment, net	$505,328	$497,120

(1) Included in the SBA loans held-for-investment above are $44.0 million and $102.5 million of loans guaranteed by the SBA as of September 30, 2026 and December 31, 2025, respectively.
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
Each Strategic Program provider establishes a “reserve” deposit account with the Company to reasonably ensure the strategic programs will have sufficient funds available to purchase the loans. The agreements generally require that the reserve account deposit balance does not fall below an agreed upon dollar or percentage threshold related to the total loans currently outstanding as held-for-sale by the Company for the specific Strategic Program. If necessary, the Company has the right to withdraw amounts from the reserve account to fulfill loan purchaser obligations created under the program agreements. Total cash held in reserve at the Company by Strategic Program providers for loans without credit enhancement at September 30, 2026 and December 31, 2025, was $43.5 million and $53.4 million, respectively.
Strategic Program providers that participate in the Company’s credit enhanced balance sheet program guarantee the credit and fraud losses by maintaining a reserve deposit account with the Bank. This reserve deposit account is intended to protect the Bank by ensuring that sufficient funds are available to cover any credit and fraud losses, and the Strategic Program provider must periodically replenish the account as needed to meet the required balance. Collateral reserve balances associated with the Company’s credit enhanced balance sheet program totaled $7.4 million and $5.4 million at September 30, 2026 and December 31, 2025, respectively.
Strategic Program loans retained and held-for-sale as of September 30, 2026 and December 31, 2025, are summarized as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Strategic Program loans retained:
Strategic Program loans - with credit enhancement	$146,241	$59,877
Strategic Program loans - without credit enhancement	36,902	21,905
Strategic Program loans held-for-sale	134,661	146,473
Total Strategic Program loans	$317,804	$228,255
Allowance for Credit Losses: In determining an appropriate amount for the allowance, the Bank segmented and aggregated the loan portfolio based on the FDIC Consolidated Reports of Condition and Income (“Call Report”) codes. These classifications, which in general are based upon the nature of the collateral and type of borrower, are different than the classifications adopted for other financial reporting purposes, which are based upon the proposed use of the loan proceeds. The following pool segments were identified as of September 30, 2026 and December 31, 2025 for the purpose of estimating the ACL:

($ in thousands)	September 30, 2026	December 31, 2025
Construction and land development	$62,024	$49,391
Residential real estate	43,887	56,810
Residential real estate multifamily	3,638	3,196
Commercial real estate:
Owner occupied	174,563	211,933
Non-owner occupied	8,082	9,644
Commercial and industrial	16,735	26,422
Consumer	14,320	22,166
Lease financing receivables	78,757	68,548
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	146,241	59,877
Strategic Program loans - without credit enhancement	36,902	21,905
Total loans held-for-investment	$585,149	$529,892

Activity in the ACL by common characteristic loan pools was as follows for the periods indicated:

	Three Months Ended September 30, 2026
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$1,231	$42	$—	$—	$1,273
Residential real estate	870	(108)	(98)	279	943
Residential real estate multifamily	70	1	—	—	71
Commercial real estate:
Owner occupied	4,153	(91)	(826)	423	3,659
Non-owner occupied	88	(15)	—	14	87
Commercial and industrial	1,091	90	(165)	4	1,020
Consumer	467	(1)	(13)	5	458
Lease financing receivables	2,016	(44)	(48)	3	1,927
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	28,642	45,392	(8,216)	161	65,979
Strategic Program loans - without credit enhancement	5,223	1,324	(2,528)	385	4,404
Total allowance for credit losses on financing receivables	$43,851	$46,590	$(11,894)	$1,274	$79,821

Unfunded lending commitments	697	157	—	—	854
Total allowance for credit losses	$44,548	$46,747	$(11,894)	$1,274	$80,675

	Nine Months Ended September 30, 2026
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$970	$303	$—	$—	$1,273
Residential real estate	777	378	(495)	283	943
Residential real estate multifamily	62	9	—	—	71
Commercial real estate:
Owner occupied	3,267	3,318	(3,682)	756	3,659
Non-owner occupied	104	426	(457)	14	87
Commercial and industrial	773	1,580	(1,375)	42	1,020
Consumer	679	67	(302)	14	458
Lease financing receivables	1,838	489	(466)	66	1,927
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	18,372	66,635	(19,303)	275	65,979
Strategic Program loans - without credit enhancement	5,930	5,204	(7,927)	1,197	4,404
Total allowance for credit losses	$32,772	$78,409	$(34,007)	$2,647	$79,821

Unfunded lending commitments	558	296	—	—	854
Total allowance for credit losses	$33,330	$78,705	$(34,007)	$2,647	$80,675

	Three Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$981	$86	$—	$—	$1,067
Residential real estate	635	117	(33)	3	722
Residential real estate multifamily	40	16	—	—	56
Commercial real estate:
Owner occupied	2,947	511	(258)	90	3,290
Non-owner occupied	104	(18)	—	—	86
Commercial and industrial	449	434	(409)	1	475
Consumer	718	182	(119)	3	784
Lease financing receivables	1,685	18	(52)	52	1,703
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	2,469	8,850	(105)	—	11,214
Strategic Program loans - without credit enhancement	6,219	2,462	(2,641)	341	6,381
Total allowance for credit losses on financing receivables	$16,247	$12,658	$(3,617)	$490	$25,778

Unfunded lending commitments	423	141	—	—	564
Total allowance for credit losses	$16,670	$12,799	$(3,617)	$490	$26,342

	Nine Months Ended September 30, 2025
($ in thousands)	Beginning Balance	Provision for (Reversal of) Credit Losses	Charge-Offs	Recoveries	Ending Balance
Construction and land development	$374	$693	$—	$—	$1,067
Residential real estate	788	175	(250)	9	722
Residential real estate multifamily	38	18	—	—	56
Commercial real estate:
Owner occupied	2,834	959	(628)	125	3,290
Non-owner occupied	113	(27)	—	—	86
Commercial and industrial	700	252	(492)	15	475
Consumer	638	480	(347)	13	784
Lease financing receivables	1,387	511	(221)	26	1,703
Retained Strategic Program loans:
Strategic Program loans - with credit enhancement	109	11,210	(105)	—	11,214
Strategic Program loans - without credit enhancement	6,195	6,490	(7,304)	1,000	6,381
Total allowance for credit losses	$13,176	$20,761	$(9,347)	$1,188	$25,778

Unfunded lending commitments	464	100	—	—	564
Total allowance for credit losses	$13,640	$20,861	$(9,347)	$1,188	$26,342

Nonaccrual and past due loans are summarized below as of September 30, 2026 and December 31, 2025:

September 30, 2026
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$636	$—	$636	$837	$—	$60,551	$62,024
Residential real estate	363	—	363	9,889	107	33,528	43,887
Residential real estate multifamily	—	—	—	—	—	3,638	3,638
Commercial real estate:
Owner occupied	—	—	—	18,428	2,009	154,126	174,563
Non-owner occupied	—	—	—	2,011	—	6,071	8,082
Commercial and industrial	26	—	26	1,192	55	15,462	16,735
Consumer	140	—	140	—	2	14,178	14,320
Commercial leases	338	—	338	232	283	77,904	78,757
Retained Strategic Program loans	17,661	1,456	19,117	—	—	164,026	183,143
Total loans held-for-investment	$19,164	$1,456	$20,620	$32,589	$2,456	$529,484	$585,149

(1) Included in the nonaccrual loan balances are $17.3 million of SBA 7(a) loan balances guaranteed by the SBA.

December 31, 2025
	Loans Past Due and Still Accruing
($ in thousands)	30-89 Days Past Due	90 Days and Greater	Total	Nonaccrual Loans with no ACL(1)	Nonaccrual Loans with ACL	Current Loans	Total Loans
Construction and land development	$—	$—	$—	$2,303	$—	$47,088	$49,391
Residential real estate	—	—	—	7,568	3,742	45,500	56,810
Residential real estate multifamily	—	—	—	—	—	3,196	3,196
Commercial real estate:
Owner occupied	—	—	—	23,511	413	188,009	211,933
Non-owner occupied	—	—	—	2,781	—	6,863	9,644
Commercial and industrial	—	—	—	2,265	—	24,157	26,422
Consumer	312	20	332	—	53	21,781	22,166
Commercial leases	14	—	14	181	567	67,786	68,548
Retained Strategic Program loans	4,879	109	4,988	—	—	76,794	81,782
Total loans held-for-investment	$5,205	$129	$5,334	$38,609	$4,775	$481,174	$529,892

(1) Included in the nonaccrual loan balances are $24.1 million of SBA 7(a) loan balances guaranteed by the SBA.
There was no interest income recognized for the three months ended September 30, 2026 and 2025 while loans were classified as nonaccrual. The amount of accrued interest that was reversed against interest income on nonaccrual loans was approximately $23.7 thousand and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Not Rated – For certain Strategic Program loans, the Company does not evaluate and risk rate the loans in the same manner as other loans in the Company’s portfolio. The Not Rated loans are typically homogenous, smaller dollar balances approved using abridged underwriting methods that allow the Company to streamline the loan approval process and increase efficiency. Credit quality for Strategic Program loans is highly correlated with delinquency levels.
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of September 30, 2026, in addition to the gross writeoff by collateral type for the nine months ended September 30, 2026. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$26,846	$22,768	$3,052	$922	$2,098	$36	$—	$55,722
Watch	631	1,722	1,625	—	1,487	—	—	5,465
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	636	—	201	—	—	—	837
Total	27,477	25,126	4,677	1,123	3,585	36	—	62,024
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	3,019	1,131	689	2,200	466	787	9,629	17,921

Watch	3,710	2,178	3,577	1,090	1,342	893	—	12,790
Special Mention	—	—	—	2,833	119	6	—	2,958
Substandard	—	3,350	—	708	5,637	523	—	10,218
Total	6,729	6,659	4,266	6,831	7,564	2,209	9,629	43,887
Current period gross writeoff	—	(357)	—	(98)	(24)	(16)		(495)

Residential real estate multifamily
Pass	1,441	82	885	338	218	101	—	3,065
Watch	—	—	—	523	—	50	—	573
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	1,441	82	885	861	218	151	—	3,638
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	12,922	33,826	14,667	3,723	1,201	3,892	—	70,231
Watch	13,729	22,817	12,876	7,911	10,611	5,699	—	73,643
Special Mention	—	—	1,438	6,895	—	982	—	9,315
Substandard	—	7,792	1,228	5,595	4,009	2,750	—	21,374
Total	26,651	64,435	30,209	24,124	15,821	13,323	—	174,563
Current period gross writeoff	—	(1,825)	(42)	(385)	(753)	(677)	—	(3,682)

Commercial real estate - non-owner occupied
Pass	1,102	—	—	187	1,192	420	—	2,901
Watch	—	—	—	2,752	331	86	—	3,169
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,012	—	—	2,012
Total	1,102	—	—	2,939	3,535	506	—	8,082
Current period gross writeoff	—	—	—	—	(457)	—	—	(457)

Commercial and industrial
Pass	122	1,195	1,557	176	569	317	—	3,936
Watch	2,124	2,051	2,045	2,193	819	395	—	9,627
Special Mention	—	408	367	247	—	15	—	1,037
Substandard	—	81	207	852	639	356	—	2,135
Total	2,246	3,735	4,176	3,468	2,027	1,083	—	16,735
Current period gross writeoff	—	(180)	(604)	(180)	(347)	(64)	—	(1,375)

Consumer
Pass	1,431	5,669	4,908	1,881	231	78	—	14,198

Watch	—	—	26	10	3	15	—	54
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	52	14	2	—	—	—	68
Total	1,431	5,721	4,948	1,893	234	93	—	14,320
Current period gross writeoff	—	(140)	(124)	(13)	(25)	—	—	(302)

Lease financing receivables
Pass	28,890	26,510	13,958	7,711	817	—	—	77,886
Watch	—	—	—	—	21	—	—	21
Special Mention	—	—	—	—	—	—	—	—
Substandard	178	335	297	40	—	—	—	850
Total	29,068	26,845	14,255	7,751	838	—	—	78,757
Current period gross writeoff	—	(355)	(111)	—	—	—	—	(466)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Not Rated-without credit enhancement	28,501	6,817	1,460	12	106	6	—	36,902
Not Rated-with credit enhancement	49,905	13,137	—	—	—	—	83,199	146,241
Total	78,406	19,954	1,460	12	106	6	83,199	183,143
Current period gross writeoff-without credit enhancement	(2,002)	(5,528)	(316)	(17)	(37)	(27)	—	(7,927)
Current period gross writeoff-with credit enhancement	(5,949)	(13,354)	—	—	—	—	—	(19,303)
Total current period gross writeoff	(7,951)	(18,882)	(316)	(17)	(37)	(27)	—	(27,230)

Total portfolio loans receivable	$174,551	$152,557	$64,876	$49,002	$33,928	$17,407	$92,828	$585,149
Total current period gross writeoff	$(7,951)	$(21,739)	$(1,197)	$(693)	$(1,643)	$(784)	$—	$(34,007)
The following table presents the amortized cost of the Company's loan and lease portfolio by collateral type, risk rating and origination year as of December 31, 2025, in addition to the gross writeoff by collateral type for the year ended December 31, 2025. The loans are grouped based on how they are assessed under CECL.

	Loans and Leases Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
($ in thousands)
Construction and land development
Pass	$27,622	$12,368	$1,926	$4,414	$758	$—	$—	$47,088
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,303	—	—	—	—	2,303
Total	27,622	12,368	4,229	4,414	758	—	—	49,391
Current period gross writeoff	—	—	—	—	—	—	—	—

Residential real estate
Pass	4,845	1,829	1,080	896	900	848	—	10,398
Watch	8,408	5,514	15,974	4,059	685	956	—	35,596
Special Mention	—	—	—	—	—	—	—	—
Substandard	3,742	—	36	6,864	38	136	—	10,816
Total	16,995	7,343	17,090	11,819	1,623	1,940	—	56,810
Current period gross writeoff	(100)	(162)	(419)	—	(236)	(37)	—	(954)

Residential real estate multifamily
Pass	308	1,573	344	243	79	—	—	2,547
Watch	—	—	568	—	56	25	—	649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	308	1,573	912	243	135	25	—	3,196
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied
Pass	53,297	23,246	5,313	3,529	1,841	5,845	—	93,071
Watch	30,356	8,131	31,716	15,745	4,282	3,690	—	93,920
Special Mention	—	—	—	583	—	436	—	1,019
Substandard	—	359	8,491	12,026	205	2,842	—	23,923
Total	83,653	31,736	45,520	31,883	6,328	12,813	—	211,933

Current period gross writeoff	—	(18)	(113)	(1,111)	(77)	(513)	—	(1,832)

Commercial real estate - non-owner occupied
Pass	—	—	193	1,221	—	7	—	1,421
Watch	—	—	2,978	1,449	904	110	—	5,441
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,782	—	—	—	2,782
Total	—	—	3,171	5,452	904	117	—	9,644
Current period gross writeoff	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	1,991	1,458	617	1,458	225	253	—	6,002
Watch	5,286	3,921	6,355	3,921	316	244	—	20,043
Special Mention	—	—	—	—	—	11	—	11
Substandard	—	—	—	—	—	366	—	366
Total	7,277	5,379	6,972	5,379	541	874	—	26,422
Current period gross writeoff	(65)	(258)	(231)	(252)	(24)	(103)	—	(933)

Consumer
Pass	9,418	9,282	2,617	494	87	155	—	22,053
Watch	—	33	10	—	18	—	—	61
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	16	3	21	1	—	—	52
Total	9,429	9,331	2,630	515	106	155	—	22,166
Current period gross writeoff	(251)	(175)	(100)	(20)	(11)	(2)	—	(559)

Lease financing receivables
Pass	34,283	20,138	11,753	1,836	—	—	—	68,010
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	322	126	90	—	—	—	—	538
Total	34,605	20,264	11,843	1,836	—	—	—	68,548
Current period gross writeoff	—	(125)	(169)	—	—	—	—	(294)

Retained Strategic Program loans
Pass	—	—	—	—	—	—	—	—
Watch - with credit enhancement	24,869	—	—	—	—	—	—	24,869
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—

Not Rated-without credit enhancement	19,002	2,354	107	336	106	—	—	21,905
Not Rated-with credit enhancement	34,500	508	—	—	—	—	—	35,008
Total	78,371	2,862	107	336	106	—	—	81,782
Current period gross writeoff-without credit enhancement	(4,565)	(4,769)	(418)	(269)	(167)	(14)	—	(10,202)
Current period gross writeoff-with credit enhancement	(1,633)	(6)						(1,639)
Total current period gross writeoff	(6,198)	(4,775)	(418)	(269)	(167)	(14)	—	(11,841)

Total portfolio loans receivable	$258,260	$90,856	$92,474	$61,877	$10,501	$15,924	$—	$529,892
Total current period gross writeoff	$(6,614)	$(5,513)	$(1,450)	$(1,652)	$(515)	$(669)	$—	$(16,413)
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

($ in thousands)	As of and For the Nine Months Ended September 30, 2026	As of and For the Year Ended December 31, 2025
Credit enhancement asset at beginning of period	$18,386	$111
Credit enhancement income	66,635	19,899
Credit losses settled with partner during period	(20,465)	(1,624)
Credit enhancement reclassification(1)	(309)	—
Credit enhancement asset at end of period	$64,247	$18,386
(1)Credit enhancement asset related to loans reclassified following a strategic program provider’s exit from the credit enhancement program.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications to borrowers experiencing financial difficulty are executed to provide temporary relief from contractual obligations, address constraints on repayment capacity, and mitigate potential losses to the Company. In the normal course of business, modifications may also be pursued for competitive purposes or to enhance our collateral position. Where a borrower faces financial hardship, modifications may offer either temporary accommodations or permanent adjustments to the original loan terms.
Modified Loans Held-for-Investment (Excluding Retained Strategic Program Loans)
The following tables present the amortized cost basis of loans held-for-investment at September 30, 2026 or 2025 modified to borrowers experiencing financial difficulty, disaggregated by loan type and type of concession granted. There were no such modifications during the three months ended September 30, 2026.

	Nine Months Ended September 30, 2026
($ in thousands)	Payment Delay	% of Loan Class
Commercial real estate – owner occupied	$1,681	1.0%
Total	$1,681

	Three Months Ended September 30, 2025
($ in thousands)	Payment Delay	% of Loan Class
Commercial real estate – owner occupied	$239	0.1%
Commercial and industrial	140	0.4%
Total	$379

	Nine Months Ended September 30, 2025
($ in thousands)	Payment Delay	Payment Delay and Interest Rate Reduction	Total	% of Loan Class
Residential real estate	$—	$5,581	$5,581	9.9%
Commercial real estate – owner occupied	391	—	391	0.2%
Commercial real estate – non-owner occupied	—	609	609	6.2%
Commercial and industrial	140	—	140	0.4%
Total	$531	$6,190	$6,721
The following table describes the financial effect as of September 30, 2026 of the loan modifications made to borrowers experiencing financial difficulty:

Payment Delay
Financial Effect
Commercial real estate – owner occupied	Weighted-average payment delay of 1.5 years
The following tables describe the financial effect as of September 30, 2025 of the loan modifications made to borrowers experiencing financial difficulty:

Payment Delay
Financial Effect
Commercial real estate – owner occupied	Weighted-average payment delay of 2.6 years
Commercial and industrial	Weighted-average payment delay of 1.9 years

Payment Delay and Interest Rate Reduction
Financial Effect
Residential real estate
Weighted-average payment delay of 2.0 years. Weighted-average contractual interest rate reduced from 10.25% to 0.00% for the first 12 months, then to 1.50%, with previously accrued interest deferred to the end of the forbearance period. The borrower subsequently defaulted under the forbearance agreement, which terminated the rate reduction and the deferral of previously accrued interest. No principal or interest has been forgiven or reduced.

Commercial real estate – non-owner occupied
Payment delay of 2.0 years. Contractual interest rate reduced from 10.75% to 0.00% for the first 12 months, then to 1.50%, with previously accrued interest deferred to the end of the forbearance period. The borrower subsequently defaulted under the forbearance agreement, which terminated the rate reduction and the deferral of previously accrued interest. No principal or interest has been forgiven or reduced.

As of September 30, 2026 and September 30, 2025, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loan terms were modified during the nine months preceding each respective date. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification effort~~s~~. All of the modified loans were current as of September 30, 2026. Loans modified during the twelve months ended September 30, 2026 and 2025, totaling $1.7 million and $6.7 million, respectively, remained on nonaccrual status at each date and were less than 30 days past due under their respective modified terms. Loans modified more than twelve months prior to September 30, 2026, including those that defaulted during 2026, are excluded from this population.
The following tables provide the amortized cost basis of modified loans that had a payment default during the period and were modified in the twelve months before default to borrowers experiencing financial difficulty. There were no payment defaults during the three and nine months ended September 30, 2025 of modified loans that were modified during the previous twelve months.

Amortized Cost Basis of Modified Loans That Subsequently Defaulted During the Three Months Ended September 30, 2026
($ in thousands)	Payment Delay
Commercial real estate – owner occupied	$513
Total	$513

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted During the Nine Months Ended September 30, 2026
($ in thousands)	Payment Delay	Payment Delay and Interest Rate Reduction	Total
Residential real estate	$—	$4,303	$4,303
Commercial real estate – owner occupied	513	—	513
Commercial real estate – non-owner occupied	—	526	526
Total	$513	$4,829	$5,342
Modified Retained Strategic Program Loans
Retained Strategic Program loans of $183.1 million and $81.8 million as of September 30, 2026 and December 31, 2025, respectively, consist of personal loans to individuals and loans to businesses. A significant amount of the retained Strategic Program loans are made to subprime borrowers. The subprime borrowers’ ability to repay the loans according to the original loan terms can be compromised by both short-term financial challenges, such as unexpected car repairs or physical injury, and longer-term financial challenges, such as a job loss or more serious injury or illness.
In certain circumstances, some of the Company’s strategic programs will modify the original loan terms to optimize the recovery of principal and interest. The loan modifications may include (1) a delay in payment and extension of the loan term, or (2) accrued interest forgiveness and interest rate and payment reductions. As of September 30, 2026 and December 31, 2025, the balance of outstanding modified loans to individuals in the retained portfolio was approximately $0.3 million and $0.2 million, respectively. The Company does not have any obligation to fund additional amounts to the borrowers. If after modification, some or all of the loan is determined to be uncollectible, the full balance determined to be uncollectible is charged off. The amount charged off is included in the Company’s vintage analysis used to estimate the Company’s allowance for credit losses.

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
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of the periods indicated:

As of September 30, 2026		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$837	$—	$837
Residential real estate	1	9,996	—	9,996
Commercial real estate:
Owner occupied	61	20,436	—	20,436
Non-owner occupied	—	2,012	—	2,012
Commercial and industrial	55	—	1,247	1,247
Consumer	2	—	2	2
Commercial leases	170	—	515	515
Total	$289	$33,281	$1,764	$35,045
The amount of collateral-dependent loans as of September 30, 2026 include $17.3 million of SBA 7(a) loan balances that are guaranteed by the SBA.

As of December 31, 2025		Collateral Type
($ in thousands)	Allowance for Credit Losses	Real Estate	Personal Property	Total
Construction and land development	$—	$2,303	$—	$2,303
Residential real estate	45	11,310	—	11,310
Commercial real estate:
Owner occupied	—	23,923	—	23,923
Non-owner occupied	—	2,781	—	2,781
Commercial and industrial	—	—	2,265	2,265
Consumer	52	—	53	53
Commercial leases	325	—	749	749
Total	$422	$40,317	$3,067	$43,384

The amount of collateral-dependent loans as of December 31, 2025 include $24.1 million of SBA 7(a) loan balances that are guaranteed by the SBA.
Note 6 – SBA Servicing Asset, Net
The Company periodically sells the guaranteed portions of SBA loans and retains rights to service the loans. Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of SBA loans serviced for others was $304.8 million and $275.8 million at September 30, 2026 and December 31, 2025, respectively. The Company’s SBA servicing asset is recognized in other assets on the consolidated balance sheets.
The following table summarizes SBA servicing asset, net activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,801	$3,227	$3,547	$3,273
Additions to servicing asset	665	608	1,845	1,363
Amortization of servicing asset	(518)	(207)	(1,190)	(793)
Change in valuation allowance	(36)	(507)	(290)	(722)
Balance at end of period	$3,912	$3,121	$3,912	$3,121

SBA servicing asset, fair value	$3,912	$3,121	$3,912	$3,121
Activity in the valuation allowance for the SBA servicing asset was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance at beginning of period	$(2,464)	$(1,501)	$(2,210)	$(1,286)
Impairment	(36)	(507)	(290)	(802)
Recovery	—	—	—	80
Balance at end of period	$(2,500)	$(2,008)	$(2,500)	$(2,008)
The valuation allowance has been established to reduce the amortized cost of the SBA servicing asset to its estimated fair value; accordingly, the net carrying amount equals estimated fair value at each period end. Recovery or impairment adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in these assumptions could result in a significant change in the SBA servicing asset carrying amount.
The Company assumed a weighted average prepayment rate of 19.1%, weighted average term of 3.41 years, and a weighted average discount rate of 12.0% at September 30, 2026.
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

Beginning January 1, 2020, the Bank qualified and elected to use the community bank leverage ratio (“CBLR”) framework for quantitative measures which requires the Bank to maintain minimum amounts and ratios of Tier 1 capital to average total consolidated assets. Management believes, as of September 30, 2026 and December 31, 2025, that the Bank’s capital levels exceed the regulatory floors required to be classified as a well-capitalized bank.
As of September 30, 2026 and December 31, 2025, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). The following table sets forth the actual capital amounts and ratios for the Bank and the minimum amount and ratio of capital required to be categorized as well-capitalized as of the dates indicated:

	Actual		Well-Capitalized Requirement
($ in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2026
Leverage ratio (CBLR election)	$164,826	18.1%	$72,969	8.0%
December 31, 2025
Leverage ratio (CBLR election)	$153,219	16.9%	$81,608	9.0%
The well-capitalized requirement was 9.0% until July 1, 2026, at which time it was reduced to 8.0%.
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
Note 8 – Commitments and Contingencies
Federal Home Loan Bank Secured Line of Credit
As of September 30, 2026 and December 31, 2025, the Bank’s available line of credit with the FHLB to borrow funds was $7.0 million and $20.5 million, respectively. All borrowings are short-term and the interest rate is equal to the correspondent bank’s daily federal funds purchase rate. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the line of credit. Loans totaling $11.6 million and $34.2 million were pledged to secure the FHLB line of credit as of September 30, 2026 and December 31, 2025, respectively.
Federal Reserve Bank Lines of Credit
At September 30, 2026 and December 31, 2025, the Bank had a maximum borrowing capacity of $168.4 million and $193.8 million, respectively, with the FRB, including the secured borrowing capacity through the Discount Window and the Borrower-in-Custody (“BIC”) program, to the extent of collateral pledged. Loans totaling $207.1 million and $235.8 million and securities of $33.4 million and $37.4 million were pledged to secure these lines of credit with the FRB as of

September 30, 2026 and December 31, 2025, respectively. The Company had no advances outstanding under either program as of September 30, 2026 and December 31, 2025.
Other Lines of Credit
The Bank had an available unsecured line of credit with Pacific Coast Bankers’ Bank to borrow up to $10.0 million in overnight funds at September 30, 2026 and December 31, 2025. Through Zions Bank, the Bank had an available unsecured line of credit of $5.0 million at September 30, 2026 and December 31, 2025. The Bank had an available line of credit with Bankers’ Bank of the West to borrow up to $1.1 million in overnight funds at September 30, 2026 and December 31, 2025. The Bank had no outstanding balances on such unsecured or secured lines of credit as of September 30, 2026 and December 31, 2025.
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
At September 30, 2026 and December 31, 2025, financial instruments with off-balance-sheet risk were as follows:

	September 30,	December 31,
($ in thousands)	2026	2025
Revolving, open-end lines of credit	$3,016	$2,566
Credit card arrangements	290,322	305,313
Undisbursed commercial real estate loans	43,491	32,414
Other unused commitments	3,759	384
Total unfunded loan commitments	$340,588	$340,677
Allowance for Credit Losses on Unfunded Commitments
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on unfunded commitments is included in other liabilities on the consolidated balance sheets and is adjusted through a charge to provision for credit loss expense on the consolidated statements of income. The allowance for credit losses on unfunded commitments estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on unfunded commitments was $0.9 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively.
Class Action Litigation
In July 2025, the Company notified approximately 600,000 individuals of an alleged data breach in which their personal data was exposed by a former employee following termination of their employment. Subsequently, several class action lawsuits were filed, all of which have been consolidated into a single class action lawsuit in Utah federal court. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the court for approval on May 8, 2026. On July 1, 2026 the court preliminarily approved the settlement fund, which, including all fees and expense associated with the proceedings, is expected to be covered in full by the Company’s cyber insurance policy. The court is scheduled to consider final approval of the settlement agreement on December 10, 2026.

Note 9 – Stock-Based Compensation
Stock Option Plans
The Company utilizes stock-based compensation plans, as well as discretionary grants, for employees, directors and consultants to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives and to promote the success of the Company’s business.
The 2019 Stock Plan (“2019 Plan”) was adopted on June 20, 2019 following approval by the Company’s Board of Directors and shareholders. The 2019 Plan will terminate as to future awards 10 years from the later of the effective date or the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2019 Plan. On June 25, 2026, the shareholders of the Company approved an amendment to the 2019 Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 750,000 shares to 2,530,000. At September 30, 2026, 662,740 shares under the 2019 Plan were available for future issuance.
The 2016 Stock Plan (“2016 Plan”) was adopted on April 20, 2017 following approval by the Company’s Board of Directors and shareholders. The 2016 Plan authorizes the issuance of 299,628 common shares. The 2016 Plan will terminate on April 20, 2027. At September 30, 2026, 3,189 shares under the 2016 Plan were available for future issuance.
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
Stock Options
The following summarizes stock option activity for the nine months ended September 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	726,491	$5.90	4.9	$8,744,727
Options exercised	(65,698)	5.75		684,754
Options forfeited	(3,281)	9.74
Outstanding at September 30, 2026	657,512	$5.90	4.1	$3,565,398
Options vested and exercisable at September 30, 2026	654,172	$5.87	4.1	$3,564,574
Restricted Stock
The following summarizes restricted stock activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	651,221	$12.34
Granted	320,483	14.45
Vested	(213,074)	12.20
Forfeited	(75,736)	12.42
Unvested as of September 30, 2026	682,894	$13.37
The total fair value of restricted stock that vested during the nine months ended September 30, 2026 and 2025 was $3.1 million and $2.1 million, respectively.
Unrecognized Stock-based Compensation Expense
As of September 30, 2026, the Company had unrecognized stock-based compensation expense of approximately $5.4 million, which is expected to be recognized over the remaining weighted average recognition period of 1.5 years.
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
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize at a future date. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values. Transfers between levels of the fair value hierarchy are deemed to occur at the end of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2026 and 2025.
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
Investment in Business Funding Group, LLC (“ BFG”): The Company’s valuation technique utilized the average of the discounted cash flow method and the Guideline Public Company method. A 4.5% discount for non-voting shares was applied to the valuation to arrive at fair value as of September 30, 2026 and December 31, 2025. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. The Company’s investment in BFG is recognized in other assets on the consolidated balance sheets.
Derivative instruments: The Company’s derivative instruments consist of interest rate swaps accounted for as cash flow hedges. The Company’s derivative instruments are carried at fair value and considered Level 2 measurements. The Company measures fair value of interest rate swaps utilizing market observable inputs, such as forecasted yield curves.
The table below presents the Company's financial instruments valued on a recurring basis at the periods indicated:

		September 30, 2026	December 31, 2025
($ in thousands)	Level	Estimated Fair Value	Estimated Fair Value
Financial assets:
U.S. Treasury securities	1	$24,998	$27,755
Investment in BFG	3	$7,700	$9,000
Financial liabilities:
Derivative liability	2	$14	$148
The table below presents a reconciliation of the Company’s investment in BFG classified as a Level 3 financial instrument and measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$8,600	$8,400	$9,000	$7,700
Change in fair value of BFG	(900)	200	(1,300)	900
Ending balance	$7,700	$8,600	$7,700	$8,600
The table below presents the Company’s financial instruments valued on a nonrecurring basis at the periods indicated:

($ in thousands)		Fair Value Measurements Using
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Nonrecurring assets:
Individually evaluated loans	$35,045	$—	$—	$35,045
December 31, 2025
Nonrecurring assets:
Individually evaluated loans	$43,384	$—	$—	$43,384
Individually evaluated loans – The loan amounts above represent loans individually evaluated that have been adjusted to the lower of cost or fair value. When collateral-dependent loans are individually evaluated, they are measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using collateral valuations or a discounted cash flow analysis using inputs such as discount rates, sale prices of similar assets, and term of expected disposition. Some appraised values are adjusted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge. The loss, if any, represents charge-offs on loans when the fair value of the collateral is less than the carrying amount of the loan.

Quantitative information for Level 3 fair value measurements – The following table presents information about quantitative inputs and assumptions used to fair value Level 3 nonrecurring assets as of September 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2026
Individually evaluated loans	$35,045	Market comparable	Discount to appraisal value for estimated selling costs	11.40%

December 31, 2025
Individually evaluated loans	$43,384	Market comparable	Discount to appraisal value for estimated selling costs	11.40%
The range and weighted average of the significant unobservable inputs used to fair value the investment in BFG as of September 30, 2026 and as of December 31, 2025 are shown in the following table:

($ in thousands)	September 30, 2026 Range (Weighted Average)	December 31, 2025 Range (Weighted Average)
Discounted Cash Flows
Revenue growth rate	12.9%	12.9%
Expense growth rate	14.8%	14.8%
Discount rate	30.0%	25.0%
Lack of marketability discount	20.0%	20.0%

Guideline Public Company
Multiples of enterprise value	2.5x to 4.0x	3.5x to 5.3x

The tables below present the carrying amount and estimated fair value of the Company's financial instruments at the periods indicated, excluding financial instruments classified within assets and liabilities of discontinued operations (see Note 3 - Discontinued Operations):

	September 30, 2026
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$92,572	$92,572	$92,572	$—	$—
Investment securities available-for-sale	24,998	24,998	24,998	—	—
Investment securities held-to-maturity	8,414	7,280	—	7,280	—
Investment in FHLB stock	581	581	—	581	—
Loans held-for-investment, net	505,328	563,944	—	—	563,944
Strategic Program loans held-for-sale	134,661	134,661	—	134,661	—
Accrued interest receivable	1,379	1,379	—	1,379	—
SBA servicing asset, net	3,912	3,912	—	3,912	—
Investment in BFG	7,700	7,700	—	—	7,700
Financial liabilities:
Total deposits	$707,601	$664,009	$—	$664,009	$—
Accrued interest payable	2,355	2,355	—	2,355	—
Derivative liability	14	14	—	14	—

	December 31, 2025
			Fair Value Measurements Using
($ in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$163,400	$163,400	$163,400	$—	$—
Investment securities available-for-sale	27,755	27,755	27,755	—	—
Investment securities held-to-maturity	9,927	8,982	—	8,982	—
Investment in FHLB stock	440	440	—	440	—
Loans held-for-investment, net	497,120	532,040	—	—	532,040
Strategic Program loans held-for-sale	146,473	146,473	—	146,473	—
Accrued interest receivable	3,707	3,707	—	3,707	—
SBA servicing asset, net	3,547	3,547	—	3,547	—
Investment in BFG	9,000	9,000	—	—	9,000
Financial liabilities:
Total deposits	$754,561	$727,637	$—	$727,637	$—
Accrued interest payable	2,632	2,632	—	2,632	—
Derivative liability	148	148	—	148	—
Note 11 – Income Taxes
For the three months ended September 30, 2026 and 2025, income tax expense was $2.7 million and $1.5 million, respectively, resulting in an effective income tax rate of 21.0% and 23.7%, respectively. For the nine months ended September 30, 2026 and 2025, income tax expense was $4.4 million and $4.1 million, respectively, resulting in an effective income tax rate of 22.8% and 25.2%, respectively. The effective tax rate differs from the statutory rate of 21.0% during the three months ended September 30, 2026 primarily due to state and local income taxes and certain non-deductible executive compensation offset in part by the effect of presenting the bargain purchase gain net of deferred taxes.

Note 12 – Derivatives and Hedging Activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (“OCI” and “OCL”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated OCI/OCL related to derivatives will be reclassified to interest on deposits as interest payments are made on the Company’s variable-rate deposits. During the twelve months following September 30, 2026, the Company estimates that an additional $1.2 thousand will be reclassified as an increase to interest expense.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets
The tables below present the notional amount, location, and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of the periods indicated:

Derivative Liabilities
	As of September 30, 2026
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$14
Total			$14

Derivative Liabilities
	As of December 31, 2025
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	$80,000	Other liabilities	$148
Total			$148
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The tables below present the pre-tax effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30, 2026
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(10)	Interest on deposits	$(18)
Total	$(10)		$(18)

	Three Months Ended September 30, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$64	Interest on deposits	$115
Total	$64		$115

	Nine Months Ended September 30, 2026
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$125	Interest on deposits	$(65)
Total	$125		$(65)

	Nine Months Ended September 30, 2025
($ in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Recognized from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(162)	Interest on deposits	$340
Total	$(162)		$340
Effect of Cash Flow Hedge Accounting on the Statements of Income
The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
($ in thousands)	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Location of gain (loss) recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(18)	$115

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated OCI into income	$(18)	$115

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
($ in thousands)	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Location of gain (loss) recognized in income	Interest on deposits	Interest on deposits
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$(65)	$340

The effects of cash flow hedging:
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated OCI into income	$(65)	$340
Offsetting Derivative Assets and Liabilities
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

As of September 30, 2026				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$14	$—	$14	$—	$—	$14

As of December 31, 2025				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities:
Interest rate swaps	$148	$—	$148	$—	$—	$148
Note 13 – Related Party Transactions
In the ordinary course of business, the Bank may grant loans to certain executive officers and directors and the companies with which they are associated. The Company had de minimis loans outstanding to related parties as of September 30, 2026 and December 31, 2025. Total deposits from certain executive officers and directors and the companies with which they are associated were $2.6 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.
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

The following table represents a summary of related party transactions with BFG for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
SBA 7(a) loans sourced from BFG	$11,050	$22,785	$45,534	$70,527
Commission fees paid to BFG	$442	$911	$1,805	$2,821
Distributions received from BFG(1)	$20	$440	$210	$1,200
(1) Recorded in the consolidated statements of income in other miscellaneous income
Note 14 – Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per share as the restricted stock awards are deemed to be participating securities. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to participation rights in undistributed earnings. The following table is a reconciliation of the components used to derive basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations	$10,422	$4,891	$14,295	$12,176
Less: net income attributable to participating securities, continuing operations(1)	(39)	(239)	(84)	(514)
Net income after participating securities, continuing operations	$10,383	$4,652	$14,211	$11,662

Income (loss) from discontinued operations, net of tax	$(376)	$—	$619	$—
Less: net (income) loss attributable to participating securities, discontinued operations(1)	1	—	(4)	—
Net income (loss) after participating securities, discontinued operations	$(375)	$—	$615	$—

Denominator:
Weighted average shares outstanding, basic	13,154,827	12,859,264	13,096,197	12,786,167
Weighted average effect of dilutive securities:
Stock options	370,937	584,767	414,492	581,129
Warrants	137,048	171,323	150,077	162,707
Weighted average shares outstanding, diluted	13,662,812	13,615,354	13,660,766	13,530,003

Earnings per share, basic:
Earnings from continuing operations	$0.79	$0.36	$1.09	$0.91
Earnings (loss) from discontinued operations	(0.03)	—	0.04	—
Net income per common share, basic	$0.76	$0.36	$1.13	$0.91

Earnings per share, diluted:
Earnings from continuing operations	$0.76	$0.34	$1.05	$0.86
Earnings (loss) from discontinued operations	(0.03)	—	0.04	—
Net income per common share, diluted	$0.73	$0.34	$1.09	$0.86

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	658	—	—
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

Note 15 – Accumulated Other Comprehensive Income (Loss)
The following tables present changes to accumulated other comprehensive income (loss) by component for the periods indicated (in thousands):

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI/OCL
Balance at June 30, 2026	$18	$(4)	$14
Other comprehensive loss before reclassifications and income tax	(43)	(10)	(53)
Amounts reclassified from accumulated other comprehensive income	—	18	18
Income tax (expense) benefit	12	(2)	10
Total other comprehensive income (loss), net of tax	(31)	6	(25)
Balance at September 30, 2026	$(13)	$2	$(11)

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at June 30, 2025	$80	$(78)	$2
Other comprehensive income before reclassifications and income tax	117	64	181
Amounts reclassified from accumulated other comprehensive income	—	(115)	(115)
Income tax (expense) benefit	(29)	13	(16)
Total other comprehensive income (loss), net of tax	88	(38)	50
Balance at September 30, 2025	$168	$(116)	$52

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI/OCL
Balance at December 31, 2025	$167	$(141)	$26
Other comprehensive income (loss) before reclassifications and income tax	(243)	125	(118)
Amounts reclassified from accumulated other comprehensive income	—	65	65
Income tax (expense) benefit	63	(47)	16
Total other comprehensive income (loss), net of tax	(180)	143	(37)
Balance at September 30, 2026	$(13)	$2	$(11)

	Available-for-Sale Securities	Cash Flow Hedges	Accumulated OCI
Balance at December 31, 2024	$(73)	$260	$187
Other comprehensive income (loss) before reclassifications and income tax	322	(162)	160
Amounts reclassified from accumulated other comprehensive income	—	(340)	(340)
Income tax (expense) benefit	(81)	126	45
Total other comprehensive income (loss), net of tax	241	(376)	(135)
Balance at September 30, 2025	$168	$(116)	$52
Note 16 – Segments
The Company operates three reportable segments: traditional banking, banking as a service (“BaaS”), and treasury and administration. The Company’s traditional banking segment provides loan and deposit products and services to consumers and businesses nationally and in and around the Salt Lake City, Utah metropolitan statistical area (“MSA”). The Company’s BaaS segment provides lending, card and payments solutions nationally to fintech brands. The treasury and administration segment consists of investments, deposits sourced nationally to support the business segments, interest charged to the traditional banking and BaaS segments on funding provided to those businesses, and other items not specific to the traditional banking or BaaS segments.
The accounting policies applicable to the Company’s segments are consistent with those described in the notes to consolidated financial statements included in the 2025 Form 10-K. Intersegment interest and expense transactions are recorded at the Company’s cost; there is no intercompany profit or loss on intersegment transactions. The Company has implemented a transfer pricing process that credits or charges the traditional banking and BaaS segments with intra bank interest income or expense, with the treasury and administration segment as the offset for those entries.
The CODM, the Company’s chief executive officer and president, evaluates segment performance and allocates resources using both income or loss before other allocated operating expenses and net income.
In the tables below, a non-GAAP subtotal is shown captioned “Income (loss) before other operating expense allocation”. That subtotal presents an income (loss) subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (in thousands):

	At and for the Three Months Ended September 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$6,777	$38,802	$4,300	$(3,104)	$46,775
Interest expense	2,489	1,225	4,247	(3,104)	4,857
Net interest income	4,288	37,577	53	—	41,918
Non-interest income	3,527	51,358	6,214	—	61,099
Non-interest expense:
Salaries and benefits	1,311	2,432	188	—	3,931
Other non-interest expense	987	25,941	(13)	—	26,915
Provision for credit losses	776	45,971	—	—	46,747
Income before other operating expense allocation	4,741	14,591	6,092	—	25,424
Other operating expense allocations	1,906	10,266	—	—	12,172
Income from continuing operations before income taxes	2,835	4,325	6,092	—	13,252
Provision for income taxes from continuing operations	679	1,073	1,078	—	2,830
Net income from continuing operations	2,156	3,252	5,014	—	10,422
Loss from discontinued operations, net of tax	—	(376)	—	—	(376)
Net income	$2,156	$2,876	$5,014	$—	$10,046

September 30, 2026
Other segment disclosures:
Total assets	$390,913	$287,686	$279,726	$—	$958,325

	At and for the Three Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$8,638	$13,901	$4,837	$(3,410)	$23,966
Interest expense	3,655	757	4,357	(3,410)	5,359
Net interest income	4,983	13,144	480	—	18,607
Non-interest income	3,466	14,560	647	—	18,673
Non-interest expense:
Salaries and benefits	1,112	1,220	197	—	2,529
Other non-interest expense	1,632	2,885	94	—	4,611
Provision for credit losses	1,412	11,387	—	—	12,799
Income before other operating expense allocation	4,293	12,212	836	—	17,341
Other operating expense allocations	3,211	7,719	—	—	10,930
Income before taxes	1,082	4,493	836	—	6,411
Income tax expense	276	1,066	178	—	1,520
Net income	$806	$3,427	$658	$—	$4,891

September 30, 2025
Other segment disclosures:
Total assets	$484,671	$211,990	$203,268	$—	$899,929

	For the Nine Months Ended September 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$20,532	$87,859	$13,630	$(9,753)	$112,268
Interest expense	8,333	3,085	12,888	(9,753)	14,553
Net interest income	12,199	84,774	742	—	97,715
Non-interest income	8,735	83,766	6,004	—	98,505
Non-interest expense:
Salaries and benefits	3,953	7,062	586	—	11,601
Other non-interest expense	3,130	51,804	125	—	55,059
Provision for credit losses	6,554	72,151	—	—	78,705
Income before other operating expense allocation	7,297	37,523	6,035	—	50,855
Other operating expense allocations	5,392	27,030	—	—	32,422
Income from continuing operations before income taxes	1,905	10,493	6,035	—	18,433
Provision for income taxes from continuing operations	434	2,328	1,376	—	4,138
Net income from continuing operations	1,471	8,165	4,659	—	14,295
Income from discontinued operations, net of tax	—	619	—	—	619
Net income	$1,471	$8,784	$4,659	$—	$14,914

	For the Nine Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$25,130	$33,058	$13,635	$(9,580)	$62,243
Interest expense	10,574	1,727	11,908	(9,580)	14,629
Net interest income	14,556	31,331	1,727	—	47,614
Non-interest income	8,477	26,646	2,117	—	37,240
Non-interest expense:
Salaries and benefits	3,043	3,633	604	—	7,280
Other non-interest expense	4,076	4,741	267	—	9,084
Provision for credit losses	3,159	17,702	—	—	20,861
Income before other operating expense allocation	12,755	31,901	2,973	—	47,629
Other operating expense allocations	11,477	19,879	—	—	31,356
Income before taxes	1,278	12,022	2,973	—	16,273
Income tax expense	322	3,026	749	—	4,097
Net income	$956	$8,996	$2,224	$—	$12,176
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
There have been no material changes during the nine months ended September 30, 2026 to the methods we used and judgments we made relating to critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.
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
Our lending focuses on two main lending areas: (1) traditional lending which includes SBA 7(a) loans, residential and commercial real estate, and commercial leasing; and (2) Strategic Programs lending which includes held-for-sale, credit enhanced, and retained loans. For a description and analysis of our loan categories, see “Financial Condition.”

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
Acquisition and Discontinued Operations
In July 2026, we acquired certain assets and assumed certain liabilities of Tallied Technologies, Inc. (“Tallied”). The transaction added card issuing and program management technology, along with an experienced team, that expands our ability to support credit card programs for our fintech partners. Concurrent with the acquisition, we determined that investing in credit card receivables was not a strategy we would pursue, and the Board of Directors approved a plan to exit the credit card invest and hold business and to divest the credit card loan portfolio and certain acquired assets and liabilities while retaining the technology and credit card servicing platform. The disposal group consists of the credit card portfolio as well as the program sponsor relationship, program records, and associated cardholder rewards liability acquired as part of the Tallied transaction. Accordingly, the results of the credit card business are presented as discontinued operations for the periods presented in this Report, and the related assets and liabilities are classified as assets and liabilities of discontinued operations on the balance sheet as of September 30, 2026.
This decision reflects a deliberate shift in how FinWise participates in the credit card business. The acquired technology platform and team are being retained and integrated, and they are central to our strategy. Rather than holding credit card receivables on its balance sheet, FinWise intends to use these capabilities to support card programs for its fintech partners through a capital-efficient model consistent with its broader banking-as-a-service strategy. In its current condition, the acquired platform is not yet ready for that intended use, and management plans to invest in enhancements and integration of the platform to complete its build-out. Exiting the credit card investment and related activities allows management to concentrate resources on completing those enhancements and to redeploy capital toward our fintech lending and partner programs.
Executive Summary
This executive summary provides certain 2026 and 2025 consolidated financial highlights from the discussion and analysis that follows:
•For the three months ended September 30, 2026, originations increased to $2.1 billion from $1.8 billion when compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, originations increased to $5.4 billion from $4.5 billion when compared to the nine months ended September 30, 2025. The growth in originations in 2026 compared to 2025 primarily reflects the rapid growth of a credit enhancement lending relationship, and an increase in volume from certain established strategic programs.
•Net interest margin (“NIM”) was 19.58% for the three months ended September 30, 2026, compared to 9.09% for the three months ended September 30, 2025. NIM was 15.50% for the nine months ended September 30, 2026, compared to 8.44% for the nine months ended September 30, 2025. NIM is impacted by income earned from interest-earning assets and interest costs incurred on interest-bearing liabilities and increased significantly for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to the growth of the credit enhanced loan program.
•Net income was $10.0 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and $14.9 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. The three and nine months ended September 30, 2026 included a non-recurring, bargain purchase gain net of deferred taxes of $6.5 million recognized in connection with the Tallied acquisition. For the three and nine months ended September 30, 2026, discontinued operations resulted in a loss, net of tax of $0.4 million and income, net of tax of $0.6 million, respectively.

•Total assets decreased by $18.8 million to $958.3 million as of September 30, 2026 compared to December 31, 2025, principally due to a $70.8 million decrease in cash and cash equivalents, primarily reflecting a $47.0 million decrease in deposits, and decreases of $11.8 million in Strategic Program loans held-for-sale and $6.6 million in assets of discontinued operations. These decreases were partially offset by increases of $45.9 million in the credit enhancement asset, $22.6 million in other assets and $8.2 million in loans held for investment, net, reflecting growth in credit-enhanced loans net of a higher allowance for credit losses.
Results of Operations
Unless otherwise indicated, the following discussion of results of operations reflects the results of continuing operations and excludes the results of our discontinued credit card operations. See Note 3 – Discontinued Operations for additional information regarding the discontinued credit card business.
Net Income Overview
The following table sets forth the principal components of net income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Interest income	$46,775	$23,966	95.2%	$112,268	$62,243	80.4%
Interest expense	(4,857)	(5,359)	(9.4)%	(14,553)	(14,629)	(0.5)%
Net interest income	41,918	18,607	125.3%	97,715	47,614	105.2%
Provision for credit losses	(46,747)	(12,799)	265.2%	(78,705)	(20,861)	277.3%
Non-interest income	60,825	18,052	236.9%	98,242	36,199	171.4%
Non-interest expense	(42,744)	(17,449)	145.0%	(98,819)	(46,679)	111.7%
Provision for income taxes	(2,830)	(1,520)	86.2%	(4,138)	(4,097)	1.0%
Income (loss) from discontinued operations, net of tax	(376)	—	100.0%	619	—	100.0%
Net income	$10,046	$4,891	105.4%	$14,914	$12,176	22.5%
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
Net interest income increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to growth in credit enhanced loans, as well as a change in estimate, based on additional information and experience, regarding the allocation of interest received on credit enhanced loans in excess of the amount we retain. We now estimate that all excess interest is attributable to servicing and credit guarantee expense. In the prior year, it had estimated that a portion was attributable to origination costs, or finders’ fees, which was reported in net interest income.
Net interest income increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to growth in credit-enhanced loans which drove the increase in average interest-earning assets of $102.9 million, higher yields on interest-earning assets, partially offset by an increase in the average interest-bearing liabilities of $67.3 million mainly attributable to the increase in brokered deposits used to fund our loan growth.
NIM increased to 19.58% for the three months ended September 30, 2026 from 9.09% for the three months ended September 30, 2025 and increased to 15.50% for the nine months ended September 30, 2026 from 8.44% for the nine months ended September 30, 2025, primarily from growth in the higher-yielding credit-enhanced loan portfolio and higher yields on loans held-for-investment, the change in estimated allocation of excess interest as previously described, and lower rates paid on deposits.

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

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Interest-bearing deposits	$91,527	$891	3.86%	$97,404	$1,074	4.37%
Investment securities	34,567	315	3.62%	39,497	360	3.61%
Loans held-for-sale	126,691	5,315	16.64%	132,314	6,219	18.65%
Loans held-for-investment(1)	608,198	41,245	26.90%	542,595	16,313	11.93%
Total interest-earning assets(4)	860,983	47,766	22.01%	811,810	23,966	11.71%
Noninterest-earning assets	72,080			73,023
Total assets	$933,063			$884,833
Interest-bearing liabilities:
Demand	$81,283	$738	3.60%	$69,941	$630	3.57%
Savings	12,958	16	0.48%	12,271	54	1.75%
Money market accounts	21,255	186	3.47%	24,629	237	3.82%
Certificates of deposit	422,854	4,343	4.07%	417,059	4,438	4.22%
Total deposits	538,350	5,283	3.89%	523,900	5,359	4.06%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities(4)	538,350	5,283	3.89%	523,900	5,359	4.06%
Noninterest-bearing deposits	162,609			140,499
Noninterest-bearing liabilities	32,110			36,552
Shareholders’ equity	199,994			183,882
Total liabilities and shareholders’ equity	$933,063			$884,833
Net interest income and interest rate spread(2)		$42,483	18.12%		$18,607	7.65%
Net interest margin(3)			19.58%			9.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			159.93%			154.96%

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Interest-bearing deposits	$104,059	$2,909	3.74%	$90,422	$2,932	4.34%
Investment securities	36,256	991	3.65%	41,233	1,140	3.70%
Loans held-for-sale	123,250	16,059	17.42%	110,635	16,119	19.48%
Loans held-for-investment(1)	593,297	95,327	21.48%	511,677	42,052	10.99%
Total interest-earning assets(4)	856,862	115,286	17.99%	753,967	62,243	11.04%
Noninterest-earning assets	71,451			65,149
Total assets	$928,313			$819,116
Interest-bearing liabilities:
Demand	$82,016	$2,137	3.48%	$70,390	$1,879	3.57%
Savings	11,148	64	0.76%	10,519	76	0.97%
Money market accounts	22,213	580	3.49%	20,169	571	3.78%
Certificates of deposit	434,965	13,183	4.05%	381,912	12,103	4.24%
Total deposits	550,342	15,964	3.88%	482,990	14,629	4.05%
Other borrowings	—	—	—%	17	—	0.05%
Total interest-bearing liabilities(4)	550,342	15,964	3.88%	483,007	14,629	4.05%
Noninterest-bearing deposits	144,299			124,286
Noninterest-bearing liabilities	36,465			32,743
Shareholders’ equity	197,207			179,080
Total liabilities and shareholders’ equity	$928,313			$819,116
Net interest income and interest rate spread(2)		$99,322	14.11%		$47,614	6.99%
Net interest margin(3)			15.50%			8.44%
Ratio of average interest-earning assets to average interest- bearing liabilities			155.70%			156.10%
(1) Loans placed on nonaccrual status are included in loan balances. See “Nonperforming Assets” below.
(2) Interest spread is the weighted average yield on interest-earning assets, less the weighted average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.
(4) Includes interest income of $1.0 million and $3.0 million and interest expense of $0.4 million and $1.4 million from discontinued operations for the three and nine months ended September 30, 2026, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
($ in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(121)	$(62)	$(183)	$253	$(276)	$(23)
Investment securities	1	(46)	(45)	(15)	(134)	(149)
Loans held-for-sale	(648)	(256)	(904)	767	(827)	(60)
Loans held-for-investment	22,741	2,191	24,932	45,647	7,628	53,275
Total interest income	21,973	1,827	23,800	46,652	6,391	53,043
Interest expense:
Demand	5	103	108	(46)	304	258
Savings	(41)	3	(38)	(17)	5	(12)
Money market accounts	(20)	(31)	(51)	(28)	37	9
Certificates of deposit	(156)	61	(95)	(514)	1,594	1,080
Total interest-bearing liabilities	(212)	136	(76)	(605)	1,940	1,335
Change in net interest income	$22,185	$1,691	$23,876	$47,257	$4,451	$51,708
Provision for Credit Losses
The following tables present the components of the provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement(1)	$45,392	$8,850	$36,542	412.9%
Strategic Program loans - without credit enhancement	1,324	2,462	(1,138)	(46.2)%
All other loans (core portfolio)	(126)	1,346	(1,472)	NM
Provision for credit losses on loans	46,590	12,658	33,932	268.1%
Provision for credit losses on unfunded commitments	157	141	16	NM
Provision for credit losses	$46,747	$12,799	$33,948	265.2%

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Provision for credit losses:
Strategic Program loans - with credit enhancement(1)	$66,635	$11,210	$55,425	494.4%
Strategic Program loans - without credit enhancement	5,204	6,490	(1,286)	(19.8)%
All other loans (core portfolio)	6,570	3,061	3,509	114.6%
Provision for credit losses on loans	78,409	20,761	57,648	277.7%
Provision for credit losses on unfunded commitments	296	100	196	NM
Provision for credit losses	$78,705	$20,861	$57,844	277.3%

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
The increase in our provision for credit losses for the three and nine months ended September 30, 2026, compared to the same period in 2025, was primarily related to growth in the credit-enhanced portfolio, partially offset by lower provisioning in the traditional bank portfolio as migration to classified status declined, and on Strategic Program loans without credit enhancement.

Non-interest Income
The following tables present the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest income:
Strategic Program fees	$6,573	$6,180	$393	6.4%
Gain on sale of loans	1,866	1,854	12	0.6%
SBA loan servicing fees, net	79	(242)	321	132.6%
Change in fair value on investment in BFG	(900)	200	(1,100)	(550.0%)
Credit enhancement income	45,392	8,762	36,630	418.1%
Bargain purchase gain	6,456	—	6,456	100.0%
Other miscellaneous income	1,359	1,298	61	4.7%
Total non-interest income	$60,825	$18,052	$42,773	236.9%

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest income:
Strategic Program fees	$17,463	$16,546	$917	5.5%
Gain on sale of loans	4,798	4,183	615	14.7%
SBA loan servicing fees, net	316	(160)	476	297.5%
Change in fair value on investment in BFG	(1,300)	900	(2,200)	(244.4%)
Credit enhancement income	66,635	11,122	55,513	499.1%
Bargain purchase gain	6,456	—	6,456	100.0%
Other miscellaneous income	3,874	3,608	266	7.4%
Total non-interest income	$98,242	$36,199	$62,043	171.4%
NM denotes the percentage change is not meaningful
The increases in total non-interest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily due to an increase in credit enhancement income, driven by growth in credit-enhanced loan balances, and the $6.5 million bargain purchase gain recognized in connection with the Tallied acquisition. These increases were partially offset by a decrease in the fair value of our investment in BFG. Additionally, during the nine months ended September 30, 2026, the increased sales of the guaranteed portions of SBA 7(a) loans led to an increase in gains on loan sales of $0.6 million and an increase in loan origination volume led to higher Strategic Program fees of $0.9 million.
Non-interest Expense
The following tables presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$12,483	$10,814	$1,669	15.4%
Professional services	1,426	876	550	62.8%
Occupancy and equipment expenses	440	456	(16)	(3.5%)
Credit enhancement servicing expense	4,284	248	4,036	NM
Credit enhancement guarantee expense	20,049	1,720	18,329	NM
Other operating expenses	4,062	3,335	727	21.8%
Total non-interest expense	$42,744	$17,449	$25,295	145.0%
NM denotes the percentage change is not meaningful

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$34,583	$31,131	$3,452	11.1%
Professional Services	3,452	2,732	720	26.4%
Occupancy and equipment expenses	1,282	1,443	(161)	(11.2%)
Credit enhancement servicing expense	7,975	260	7,715	NM
Credit enhancement guarantee expense	41,045	1,809	39,236	NM
Other operating expenses	10,482	9,304	1,178	12.7%
Total non-interest expense	$98,819	$46,679	$52,140	111.7%
NM denotes the percentage change is not meaningful
The increase in total non-interest expense for the three and nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase in credit enhancement guarantee and servicing expenses resulting from growth in credit-enhanced loans, and higher salaries and employee benefits, principally from increased headcount, including employees added in connection with the Tallied acquisition.
Provision for Income Taxes
Our provision for income taxes for the three and nine months ended September 30, 2026 and 2025 resulted in an effective income tax rate of 21.0%, 23.7%, 22.8% and 25.2% respectively. The effective tax rate differed from the federal statutory rate of 21.0% for the three and nine months ended September 30, 2026 principally due to state and local income taxes and certain non-deductible executive compensation, offset in part by the effect of presenting the bargain purchase gain net of deferred taxes.
Net Income
Net income was $10.0 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and $14.9 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. Net income from continuing operations was $10.4 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively and $14.3 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. The three and nine months ended September 30, 2026 included a non-recurring, bargain purchase gain net of deferred taxes of $6.5 million recognized in connection with the Tallied acquisition; this gain was exempt from income tax as the related deferred taxes were recorded in acquisition accounting. Discontinued operations resulted in a loss, net of tax, of $0.4 million and income, net of tax of $0.6 million for the three and nine months ended September 30, 2026, respectively. The remaining changes in net income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily the result of the factors discussed in the foregoing sections.

Segment Results
As further described in Note 16, Segments, in Part I, Item 1 of this Report, our operations are comprised of three reportable segments: traditional banking, banking as a service and treasury and administration.
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
In the tables below, a non-GAAP subtotal is shown, captioned “Income (loss) before other operating expense allocation”. That subtotal presents an income (loss) subtotal before consideration of allocated corporate expenses which might be fixed, semi-fixed or otherwise resist changes without regard to a particular line of business. The following tables provide segment information for the periods indicated (in thousands):

	At and for the Three Months Ended September 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$6,777	$38,802	$4,300	$(3,104)	$46,775
Interest expense	2,489	1,225	4,247	(3,104)	4,857
Net interest income	4,288	37,577	53	—	41,918
Non-interest income	3,527	51,358	6,214	—	61,099
Non-interest expense:
Salaries and benefits	1,311	2,432	188	—	3,931
Other non-interest expense	987	25,941	(13)	—	26,915
Provision for credit losses	776	45,971	—	—	46,747
Income before other operating expense allocation	4,741	14,591	6,092	—	25,424
Other operating expense allocations	1,906	10,266	—	—	12,172
Income from continuing operations before income taxes	2,835	4,325	6,092	—	13,252
Provision for income taxes from continuing operations	679	1,073	1,078	—	2,830
Net income from continuing operations	2,156	3,252	5,014	—	10,422
Loss from discontinued operations, net of tax	—	(376)	—		(376)
Net income	$2,156	$2,876	$5,014	$—	$10,046

September 30, 2026
Other segment disclosures:
Total assets	$390,913	$287,686	$279,726	$—	$958,325

	At and for the Three Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$8,638	$13,901	$4,837	$(3,410)	$23,966
Interest expense	3,655	757	4,357	(3,410)	5,359
Net interest income	4,983	13,144	480	—	18,607
Non-interest income	3,466	14,560	647	—	18,673
Non-interest expense:
Salaries and benefits	1,112	1,220	197	—	2,529
Other non-interest expense	1,632	2,885	94	—	4,611
Provision for credit losses	1,412	11,387	—	—	12,799
Income before other operating expense allocation	4,293	12,212	836	—	17,341
Other operating expense allocations	3,211	7,719	—	—	10,930
Income before taxes	1,082	4,493	836	—	6,411
Income tax expense	276	1,066	178	—	1,520
Net income	$806	$3,427	$658	$—	$4,891

September 30, 2025
Other segment disclosures:
Total assets	$484,671	$211,990	$203,268	$—	$899,929

	For the Nine Months Ended September 30, 2026
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$20,532	$87,859	$13,630	$(9,753)	$112,268
Interest expense	8,333	3,085	12,888	(9,753)	14,553
Net interest income	12,199	84,774	742	—	97,715
Non-interest income	8,735	83,766	6,004	—	98,505
Non-interest expense:
Salaries and benefits	3,953	7,062	586	—	11,601
Other non-interest expense	3,130	51,804	125	—	55,059
Provision for credit losses	6,554	72,151	—	—	78,705
Income before other operating expense allocation	7,297	37,523	6,035	—	50,855
Other operating expense allocations	5,392	27,030	—	—	32,422
Income from continuing operations before income taxes	1,905	10,493	6,035	—	18,433
Provision for income taxes from continuing operations	434	2,328	1,376	—	4,138
Net income from continuing operations	1,471	8,165	4,659	—	14,295
Income from discontinued operations, net of tax	—	619	—	—	619
Net income	$1,471	$8,784	$4,659	$—	$14,914

	For the Nine Months Ended September 30, 2025
	Traditional Banking	BaaS	Treasury and Administration	Intersegment Eliminations(1)	Total
Interest income	$25,130	$33,058	$13,635	$(9,580)	$62,243
Interest expense	10,574	1,727	11,908	(9,580)	14,629
Net interest income	14,556	31,331	1,727	—	47,614
Non-interest income	8,477	26,646	2,117	—	37,240
Non-interest expense:
Salaries and benefits	3,043	3,633	604	—	7,280
Other non-interest expense	4,076	4,741	267	—	9,084
Provision for credit losses	3,159	17,702	—	—	20,861
Income before other operating expense allocation	12,755	31,901	2,973	—	47,629
Other operating expense allocations	11,477	19,879	—	—	31,356
Income before taxes	1,278	12,022	2,973	—	16,273
Income tax expense	322	3,026	749	—	4,097
Net income	$956	$8,996	$2,224	$—	$12,176
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
The BaaS segment continued to demonstrate strong revenue growth for the three and nine months ended September 30, 2026, driven by the ongoing expansion of our credit enhanced loans program and loan originations, reflecting significant increases in both net interest income and non-interest income year-over-year. Traditional banking results improved compared to the prior year periods as fewer loans migrated to non-performing status, particularly within the SBA portfolio, resulting in lower provision for credit losses. Treasury and administration delivered meaningfully improved results for both periods, partially supported by the bargain purchase gain recognized on the previously described acquisition and growth in segment assets, while continuing to optimize liquidity and support the funding needs of our other operating segments.
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

Financial Condition
The following table summarizes selected components of our consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	As of		Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Interest-bearing deposits in other banks	$83,786	$151,318	$(67,532)	(44.6)%
Investment securities available-for-sale, at fair value	24,998	27,755	(2,757)	(9.9)%
Investment securities held-to-maturity, net	8,414	9,927	(1,513)	(15.2)%
Strategic Program loans held-for-sale, at lower of cost or fair value	134,661	146,473	(11,812)	(8.1)%
Loans held-for-investment, net	505,328	497,120	8,208	1.7%
Total assets	958,325	977,135	(18,810)	(1.9)%
Deposits	707,601	754,561	(46,960)	(6.2)%
Total liabilities	750,275	783,940	(33,665)	(4.3)%
Total shareholders' equity	208,050	193,195	14,855	7.7%
Total equity to total assets	21.7%	19.8%		1.9%
Interest-Bearing Deposits in Other Banks
The decrease in interest-bearing deposits in other banks from December 31, 2025 to September 30, 2026, was primarily due to excess cash carried at year end 2025 and lower funding requirements for the Strategic Program loans held-for-investment portfolio. Aside from minimal balances held with our correspondent banks, the majority of our interest-bearing deposits are held at the Federal Reserve.
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
The following table summarizes the contractual maturities and weighted-average yields of our investment securities at September 30, 2026. The weighted average yield of investment securities was calculated using the sum of all interest that the investments generate, divided by the average book value. There are no tax-exempt securities.

	1 Year or Less	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
Securities available-for-sale:
U.S. Treasuries	4.18%	—%	—%	—%	4.18%

Securities held-to-maturity:
Mortgage-backed securities	—%	3.38%	1.31%	1.99%	1.76%
Collateralized mortgage obligations	—%	3.14%	—%	2.29%	2.40%
Total	4.18%	3.23%	1.31%	2.19%	3.65%
There were no sales or transfers of investment securities between classifications during the nine months ended September 30, 2026 and 2025.

At September 30, 2026, we had a total of twenty securities in an unrealized loss position, consisting of nine collateralized mortgage obligations,ten mortgage-backed securities and one U.S. Treasury security. At December 31, 2025, we had a total of seventeen securities in an unrealized loss position, consisting of eight collateralized mortgage obligations and nine mortgage-backed securities.
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
Our Strategic Program loans held-for-sale decreased $11.8 million as of September 30, 2026 compared to December 31, 2025, primarily as a result of lower originations for certain programs.
Loans Held-for-Investment Portfolio
The following table summarizes our loan portfolio held-for-investment by loan program as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
SBA(1)	$135,780	23.2%	$205,308	38.7%
Commercial leases	79,102	13.5%	68,848	13.0%
Commercial, non-real estate	3,157	0.5%	4,266	0.8%
Residential real estate	79,934	13.7%	60,531	11.4%
Strategic Program loans:
Strategic Program loans - with credit enhancement	146,241	25.0%	59,877	11.3%
Strategic Program loans - without credit enhancement	36,902	6.3%	21,905	4.1%
Commercial real estate:
Owner occupied	87,465	14.9%	85,326	16.1%
Non-owner occupied	2,247	0.4%	1,665	0.3%
Consumer	14,321	2.5%	22,166	4.3%
Total loans held-for-investment	$585,149	100.0%	$529,892	100.0%
(1)SBA loans as of September 30, 2026 and December 31, 2025 include $44.0 million and $102.5 million, respectively, of SBA 7(a) loan balances that are guaranteed by the SBA.
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

As of September 30, 2026 and December 31, 2025, we had total SBA 7(a) loans of $135.8 million and $205.3 million, respectively, representing 23.2% and 38.7% of our total loans held-for-investment, respectively. Loans are sourced primarily through our referral relationship with BFG. Although BFG actively markets throughout the United States, we have developed a lending presence in the New York and New Jersey geographies due to its physical location in New York. The maximum SBA 7(a) loan amount is $5.0 million. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow and tertiary is the sale of collateral pledged. These loans may be secured by commercial and residential mortgages as well as liens on business assets. In addition to typical underwriting metrics, we review the nature of the business, use of proceeds, length of time in business and management experience to help us target loans that we believe have lower credit risk. The SBA 7(a) program generally provides 50%, 75%, 85% and 90% guarantees for eligible SBA 7(a) loans. The guaranty is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper underwriting, closing or servicing by the lender. As such, prudent underwriting, closing and servicing processes are essential to effective utilization of the SBA 7(a) program. We will sell interests in the SBA-guaranteed portion (typically 75% of the principal balance) of a majority of the loans we originate at a premium in the secondary market while retaining all servicing rights and the unguaranteed portion when market pricing for SBA loans are favorable. We will retain both the guaranteed portion and unguaranteed portion on our balance sheet when market pricing for SBA loans is less favorable and to season the new SBA loans to obtain optimal pricing. During the nine months ended September 30, 2026, we sold $78.5 million of the guaranteed principal balances of SBA loans.
Commercial leases
As of September 30, 2026 and December 31, 2025, we had total commercial leases of $79.1 million and $68.8 million, respectively, representing 13.5% and 13.0% of our total loans held-for-investment, respectively. Underwriting for smaller credit requests from customers is generally based on an internal credit scorecard, incorporating several customer and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. Underwriting for larger credit requests from customers is generally based on commercial credit metrics where the primary repayment source considered is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are also underwriting considerations. These leases are generally secured by liens on business assets leased or purchased with Company funds. Historically, we have retained these leases on our balance sheet for investment; however, we may sell leases to certain purchasers from time to time.
Commercial, non-real estate
Commercial non-real estate loans consist of loans and leases made to commercial enterprises that are not secured by real estate. As of September 30, 2026 and December 31, 2025, we had total commercial non-real estate loans of $3.2 million and $4.3 million, respectively, representing 0.5% and 0.8% of our total loans held-for-investment, respectively. Any loan, lease, line of credit, or letter of credit (including any unfunded commitments) and any interest obtained in such loans made by another lender to individuals, sole proprietorships, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, not secured by real estate, but not for personal expenditure purposes are included in this category. For example, commercial vehicle term loans and commercial working capital term loans are included in this product loan category. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. These loans are generally secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.
Residential real estate
Residential real estate loans include construction, lot and land development loans that are for the purpose of acquisition and development of property to be improved through the construction of residential buildings, and loans secured by other residential real estate. As of September 30, 2026 and December 31, 2025, we had total residential real estate loans of $79.9 million and $60.5 million, respectively, representing 13.7% and 11.4% of our total loans held-for-investment, respectively. Construction loans are usually paid off through the conversion to permanent financing from third-party lending institutions. Lot loans may be paid off as the borrower converts to a construction loan. At the completion of the construction project, if the loan is converted to permanent financing by us or if scheduled loan amortization begins, it is then reclassified from construction to single-family dwelling. Underwriting of construction and development loans typically includes analysis of the general market conditions associated with the area and type of project being funded in addition to the borrower’s financial condition and ability to meet the required debt obligation. These loans are generally secured by mortgages for residential property located primarily in the Salt Lake City, Utah MSA, and we obtain guarantees from responsible parties. Historically, we have retained these loans on our balance sheet for investment.
Strategic Program loans
Through our Strategic Program service providers, we issue unsecured and secured consumer and business loans to borrowers within certain approved credit profiles nationwide. Although we have generally sold most of these loans, we may choose to hold more of the funded loans and/or receivables based on a number of factors including the amount of our available capital. As of September 30, 2026 and December 31, 2025, we had total Strategic Program loans held-for-investment of $183.1 million and $81.8 million, respectively, representing 31.3% and 15.4% of our total loans held-for-investment, respectively. Loans originated through the Strategic Program are limited to predetermined Bank underwriting criteria, which has been approved by our board of directors. The primary form of repayment on these loans is from the borrower’s personal or business cash flow. Secured loans are secured by liens on consumer or business assets, as applicable. We reserve the right to sell any portion of funded loans and/or receivables directly to the Strategic Program service providers or other investors. We generally retain the legal right to service all these loans, but contract with the Strategic Program service provider or another approved sub-servicer to service these loans on our behalf.
Strategic Program loans with credit enhancement
The Strategic Program loans with credit enhancement are distinct from our traditional loan portfolio. A specified percentage of the outstanding Strategic Program loan balances, representing interest and potentially other revenue sources associated with the program, is retained in a restricted deposit account, from which FinWise recovers its share of any charged-off principal and interest on the related loans. Interest and fees collected in excess of the amounts needed to maintain the deposit balance at the required level are paid to the fintech. In addition, the sponsoring fintech company guarantees that FinWise is reimbursed for the credit and fraud losses associated with these loans. Credit enhanced Strategic Program loans totaled $146.2 million and $59.9 million as of September 30, 2026 and December 31, 2025, representing 25.0% and 11.3% of our total loans held-for-investment, respectively. This significant increase reflects the expansion of the credit enhanced program and its impact on our balance sheet. The Reconciliations of Non-GAAP Financial Measures section of this report below further details the impact of the credit enhancement program on our allowance for credit losses and related non-GAAP financial measures.
Strategic Program loans without credit enhancement
Strategic Program loans without credit enhancement totaled $36.9 million and $21.9 million as of September 30, 2026 and December 31, 2025, representing 6.3% and 4.1% of our total loans held-for-investment, respectively. Unlike the credit enhanced loans, these non-credit enhanced loans do not benefit from a third-party guarantee or indemnification of credit and fraud losses by the Strategic Program service provider. As a result, the Bank retains the full interest and fee income as well as the credit and fraud losses associated with these loans, and they are subject to our standard credit risk management, monitoring, and allowance for credit losses under the CECL model. The accounting for non-credit enhanced Strategic Program loans is consistent with our other held-for-investment loan portfolios. While the non-credit enhanced Strategic Program loans represent a smaller portion of our overall loan portfolio, they provide additional diversification and support our broader fintech strategy.
Commercial real estate
Commercial real estate loans include loans to individuals, sole proprietors, partnerships, corporations, or other business enterprises for commercial, industrial, agricultural, or professional purposes, secured by real estate, but not for personal expenditure purposes. As of September 30, 2026 and December 31, 2025, we had total commercial real estate loans of $89.7 million and $87.0 million, respectively, representing 15.3% and 16.4% of our total loans held-for-investment, respectively. Of these amounts, $87.5 million and $85.3 million represented owner occupied properties as of September 30, 2026 and December 31, 2025, respectively. Underwriting is generally based on commercial credit metrics where the primary repayment source is borrower cash flow, secondary is personal guarantor cash flow (when applicable) and tertiary is the sale of collateral pledged. The nature of the business, use of proceeds, length of time in business, management experience, repayment ability, credit history, ratio calculations and assessment of collateral adequacy are all considerations. In addition to real estate, these loans may also be secured by liens on business assets. Historically, we have retained these loans on our balance sheet for investment.

Consumer
Consumer lending provides financing for personal, family, or household purposes on a nationwide basis. Most of these loans are originated through our loan origination system platform and come from a variety of sources, including other approved merchant or dealer relationships and lending platforms. As of September 30, 2026 and December 31, 2025, we had total consumer loans of $14.3 million and $22.2 million, respectively, representing 2.5% and 4.3% of our total loans held-for-investment, respectively. We use a debt-to-income (“DTI”) ratio test to determine whether an applicant will be able to service the debt. The DTI ratio compares the applicant’s anticipated monthly expenses and total monthly obligations to the applicant’s monthly gross income. Our policy is to limit the DTI ratio to 45% after calculating interest payments related to the new loan. Loan officers, at their discretion, may make exceptions to this ratio if the loan is within their authorized lending limit. DTI ratios of no more than 50% may be approved subject to an increase in interest rate. Strong offsetting factors such as higher discretionary income or large down payments are used to justify exceptions to these guidelines. All exceptions are documented and reported. While the loans are generally for the purchase of goods which may afford us a purchase money security interest, these loans are underwritten as if they were unsecured. On larger loans, we may file a Uniform Commercial Code financing form. Historically, we have retained these loans on our balance sheet for investment.

Loan Maturity
The following table details the contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and variable rates in each maturity range as of September 30, 2026:

	Remaining Contractual Maturity Held-for-Investment
($ in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years and Through Fifteen Years	After Fifteen Years	Total
Fixed rate loans:
SBA	$400	$1,558	$2,368	$1,035	$5,361
Commercial leases	24,511	52,816	1,775	—	79,102
Commercial, non-real estate	900	2,230	27	—	3,157
Residential real estate	9,280	7,001	149	—	16,430
Strategic Program loans	169,890	10,399	2,796	42	183,127
Commercial real estate
Owner occupied	3,089	6,645	1,723	—	11,457
Non-owner occupied	211	592	1,026	66	1,895
Consumer	4,555	8,646	1,119	—	14,320
Subtotal fixed rate loans	212,836	89,887	10,983	1,143	314,849

Variable rate loans:
SBA	11,508	44,755	51,726	22,430	130,419
Commercial leases	—	—	—	—	—
Commercial, non-real estate	—	—	—	—	—
Residential real estate	56,697	4,407	2,399	—	63,503
Strategic Program loans	16	—	—	—	16
Commercial real estate
Owner occupied	8,804	34,951	30,829	1,426	76,010
Non-owner occupied	352	—	—	—	352
Consumer	—	—	—	—	—
Subtotal variable rate loans	77,377	84,113	84,954	23,856	270,300
Total	$290,213	$174,000	$95,937	$24,999	$585,149
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
We had a total of $37.1 million in nonperforming assets as of September 30, 2026, which included $17.7 million of SBA 7(a) loan balances that are guaranteed by the SBA. We had $43.9 million in nonperforming assets which included $0.5 million in material loan modifications at December 31, 2025. The amount of nonperforming assets as of December 31, 2025 includes $24.4 million of SBA 7(a) loan balances that are guaranteed by the SBA. The decrease in nonperforming assets from the prior year was primarily attributable to a decrease in the SBA 7(a) loan portfolio being classified as nonaccrual mainly due to paydowns.
Our Strategic Program service providers also provide for loan modifications to borrowers. The service providers are authorized to make the loan modifications consistent with modification program terms previously approved by FinWise but without prior FinWise consent on the specific loans in order to react to immediately to borrower contact and optimize collections. As of September 30, 2026 the balance of outstanding loan modifications was approximately $0.3 million.
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
See Note 5 - Loans to the consolidated financial statements included in Part I, Item 1 for more information on the credit quality of our loans held-for-investment (“LHFI”) portfolio.
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

The following table presents a summary of changes in the ACL for the periods and dates indicated:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$43,851	$16,247	$32,772	$13,176
Provision for credit losses	46,590	12,658	78,409	20,761
Charge-offs
Construction and land development	—	—	—	—
Residential real estate	(98)	(33)	(495)	(250)
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	(826)	(258)	(3,682)	(628)
Non-owner occupied	—	—	(457)	—
Commercial and industrial	(165)	(409)	(1,375)	(492)
Consumer	(13)	(119)	(302)	(347)
Lease financing receivables	(48)	(52)	(466)	(221)
Strategic Program loans:
Strategic Program loans - with credit enhancement	(8,216)	(105)	(19,303)	(105)
Strategic Program loans - without credit enhancement	(2,528)	(2,641)	(7,927)	(7,304)
Recoveries
Construction and land development	—	—	—	—
Residential real estate	279	3	283	9
Residential real estate multifamily	—	—	—	—
Commercial real estate
Owner occupied	423	90	756	125
Non-owner occupied	14	—	14	—
Commercial and industrial	4	1	42	15
Consumer	5	3	14	13
Lease financing receivables	3	52	66	26
Strategic Program loans(1)	546	341	1,472	1,000
Ending balance	$79,821	$25,778	$79,821	$25,778
(1) Recoveries related to Strategic Program loans that were reimbursed fully on the credit enhanced portfolio totaled $9.5 million and $1.0 thousand for the three months ended September 30, 2026 and September 30, 2025, respectively, and $20.5 million and $2.0 thousand for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The following table shows the allocation of the ACL and the percentage of loans in each category to total loans as of September 30, 2026 and December 31, 2025. The ACL related to Strategic Programs constitutes 88.2% and 74.2% of the total ACL while comprising 31.3% and 15.4%, respectively, of total loans held-for-investment as of September 30, 2026 and December 31, 2025, respectively. The percentage of ACL related to Strategic Program loans retained reflects the increased credit risks associated with certain retained Strategic Program loans.

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
Construction and land development	$1,273	10.6%	$970	9.3%
Residential real estate	943	7.5%	777	10.7%
Residential real estate multifamily	71	0.6%	62	0.6%
Commercial real estate
Owner occupied	3,659	29.8%	3,267	40.0%
Non-owner occupied	87	1.4%	104	1.9%
Commercial and industrial	1,020	2.9%	773	5.0%
Consumer	458	2.4%	679	4.2%
Lease financing receivables	1,927	13.5%	1,838	12.9%
Strategic Program loans:
Strategic Program loans - with credit enhancement	65,979	25.0%	18,372	11.3%
Strategic Program loans - without credit enhancement	4,404	6.3%	5,930	4.1%
Total	$79,821	100.0%	$32,772	100.0%
The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of September 30, 2026:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.1%	1.3%	152.1%
Residential real estate	2.1%	22.8%	9.4%
Residential real estate multifamily	2.0%	—%	—%
Commercial real estate
Owner occupied	2.1%	11.7%	17.9%
Non-owner occupied	1.1%	24.9%	4.3%
Commercial and industrial	6.1%	7.5%	81.8%
Consumer	3.2%	—%	22,900.0%
Lease financing receivables	2.4%	0.7%	374.2%
Strategic Program loans	38.4%	—%	—%
Total	13.6%	6.0%	227.8%

The following table reflects the ratios of the ACL to total LHFI, nonaccrual loans to total LHFI, and the ACL to nonaccrual loans by CECL loan category as of December 31, 2025:

	ACL to Total LHFI	Nonaccrual Loans to Total LHFI	ACL to Nonaccrual Loans
Construction and land development	2.0%	4.7%	42.1%
Residential real estate	1.4%	19.9%	6.9%
Residential real estate multifamily	1.9%	—%	—%
Commercial real estate
Owner occupied	1.5%	11.3%	13.7%
Non-owner occupied	1.1%	28.8%	3.7%
Commercial and industrial	2.9%	8.6%	34.1%
Consumer	3.1%	0.2%	1,281.1%
Lease financing receivables	2.7%	1.1%	245.7%
Strategic Program loans	29.7%	—%	—%
Total	6.2%	7.5%	84.8%
When comparing September 30, 2026 to December 31, 2025, the increase in ACL to total loans held-for-investment was primarily due to the increase of the credit enhanced loan portfolio ACL resulting from the change in portfolio composition. The decrease in nonaccrual loans to total loans held-for-investment as shown above was primarily driven by a decline in nonaccrual loan balances and growth in the total loans held-for-investment portfolio during the period. The increase in the ACL to nonaccrual loans ratio as shown above primarily pertained to growth in the credit enhanced loans included in the Strategic Program loans held-for-investment offset in part by the decrease in nonaccrual loan balances during the period.
The following tables summarize net charge-offs (“NCO”), average loans from continuing operations and the ratio of annualized NCO to average loans for the periods indicated:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$61,183	—%	$—	$47,953	—%
Residential real estate	(181)	45,486	(1.6)%	30	57,669	0.2%
Residential real estate multifamily	—	3,712	—%	—	2,225	—%
Commercial real estate
Owner occupied	403	187,848	0.9%	168	229,154	0.3%
Non-owner occupied	(14)	8,435	(0.7)%	—	11,230	—%
Commercial and industrial	161	20,961	3.0%	408	34,507	4.7%
Consumer	8	16,221	0.2%	116	24,162	1.9%
Lease financing receivables	45	79,014	0.2%	—	77,539	—%
Strategic Program loans:
Strategic Program loans - with credit enhancement	8,055	116,953	27.3%	105	28,576	1.5%
Strategic Program loans - without credit enhancement	2,143	17,062	49.8%	2,300	29,580	30.8%
Total	$10,620	$556,875	7.6%	$3,127	$542,595	2.3%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
($ in thousands)	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans	Net Charge- Offs	Average Loans	Annualized NCO to Average Loans
Construction and land development	$—	$56,224	—%	$—	$43,977	—%
Residential real estate	212	50,708	0.6%	241	55,370	0.6%
Residential real estate multifamily	—	3,288	—%	—	1,782	—%
Commercial real estate
Owner occupied	2,926	202,826	1.9%	503	199,337	0.3%
Non-owner occupied	443	8,576	6.9%	—	11,702	—%
Commercial and industrial	1,333	24,201	7.4%	477	41,769	1.5%
Consumer	288	18,268	2.1%	334	21,969	2.0%
Lease financing receivables	400	76,678	0.7%	195	69,528	0.4%
Strategic Program loans:
Strategic Program loans - with credit enhancement	19,028	77,971	32.6%	105	11,171	1.3%
Strategic Program loans - without credit enhancement	6,730	20,028	44.9%	6,304	55,072	15.3%
Total	$31,360	$538,768	7.8%	$8,159	$511,677	2.1%
The total ratio of annualized NCO to average loans outstanding was higher during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a higher growth rate in the quarterly average balances of Strategic Program loans related to the credit enhanced program when compared to the growth rate of net charge-offs in that program.
The total ratio of annualized NCO to average loans outstanding was higher during the nine months ended September 30, 2026, as compared to the same prior year period, primarily due to higher charge-off activity across the commercial real estate owner-occupied, commercial and industrial, and Strategic Program loans related to the credit enhanced program. We recognized losses in connection with the liquidation of non-performing loans and increased provisioning on loans with characteristics common to those migrating to nonperforming status.
Charge-offs related to the credit enhanced loan program have increased significantly in 2026 commensurate with growth in the credit enhanced portfolio. We recover charge-offs from a deposit reserve account that each partner is required to maintain and replenish. We assess the adequacy of this structure by ensuring that excess spread on the underlying loans is sufficient to absorb estimated losses under stressed scenarios. We also evaluate each partner’s financial capacity to honor its guarantee obligation in the event credit losses exceed the replenishment capacity of the excess spread, both at inception of the credit enhanced relationship and periodically thereafter, with the frequency of ongoing assessment dependent on the partner's financial strength.
Total Assets
Total assets at September 30, 2026 were $958.3 million, a decrease of $18.8 million from December 31, 2025, reflecting the changes in our asset composition discussed above.
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
The following table presents the end of period balances of our deposit portfolio for the periods indicated:

	September 30, 2026		December 31, 2025
($ in thousands)	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$137,425	19.4%	$168,442	22.3%
Interest-bearing deposits:
Demand	75,544	10.7%	74,817	9.9%
Savings	7,290	1.0%	11,017	1.5%
Money markets	20,232	2.9%	22,017	2.9%
Time certificates of deposit	467,110	66.0%	478,268	63.4%
Total period end deposits	$707,601	100.0%	$754,561	100.0%
The decrease in total deposits as of September 30, 2026 compared to December 31, 2025 of $47.0 million was primarily due to reductions in noninterest-bearing demand deposits and certificates of deposit, as excess funds were not required to support the lower level of assets.
As an FDIC-insured institution, our deposits are insured up to $250,000 per depositor, per insured bank, for each account ownership category. Our total estimated uninsured deposits were $180.2 million and $204.1 million as of September 30, 2026 and December 31, 2025, respectively. Estimated uninsured deposits at the Bank as of September 30, 2026 include $47.2 million of total deposits contractually required to be maintained at the Bank pursuant to our Strategic Program agreements and an additional $38.2 million of total deposits associated with accounts owned by the parent holding company or the Bank. The maturity profile of our uninsured time deposits, those amounts that exceed the FDIC insurance limit, at September 30, 2026 is as follows:

	September 30, 2026
($ in thousands)	Three Months or Less	More than Three Months to Six Months	More than Six Months to Twelve Months	More than Twelve Months	Total
Time deposits, uninsured	$—	$7	$3,135	$577	$3,719
Total Liabilities
Total liabilities decreased to $750.3 million, or 4.3%, as of September 30, 2026 from $783.9 million as of December 31, 2025 primarily due to a decrease in deposits as discussed above.
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
We primarily utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. At September 30, 2026, we had the ability to access $168.4 million from the Federal Reserve Bank on a collateralized basis. The Bank had an available unsecured line of credit with three correspondent banks to borrow up to $16.1 million in overnight funds. We also maintain a $7.0 million line of credit with Federal Home Loan Bank, secured by specific pledged loans. We had no outstanding balances on any unsecured or secured lines of credit as of September 30, 2026.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2026, liquid assets (defined as cash and due from banks and interest-bearing deposits) totaled $92.6 million and constituted 9.7% of total assets. We believe that our liquid assets combined with the available lines of credit and our ability to generate core and non-core funding provides adequate liquidity to meet our current financial obligations for at least the next 12 months.
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
Shareholders’ equity increased $14.9 million to $208.1 million at September 30, 2026 compared to $193.2 million at December 31, 2025, primarily due to earnings of $14.9 million reported for the period.
We use several indicators of capital strength. The most commonly used measure is total equity to total assets, which was 21.7% and 19.8% as of September 30, 2026 and December 31, 2025, respectively.
Our return on average equity was 19.9% and 10.6% for the three months ended September 30, 2026 and 2025, respectively, and 10.1% and 9.1% for the nine months ended September 30, 2026 and 2025, respectively. Our return on average assets was 4.3% and 2.2% for the three months ended September 30, 2026 and 2025, respectively, and 2.1% and 2.0% for the nine months ended September 30, 2026 and 2025, respectively.
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
Under the prompt corrective action rules, an insured depository institution is deemed “well capitalized” if its Tier 1 leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. On September 17, 2019, the federal banking agencies jointly issued a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio framework, as required by Section 201 of the Regulatory Relief Act. The Bank elected to opt into the Community Bank Leverage Ratio (“CBLR”) framework starting in 2020. Under these capital requirements the Bank must maintain a leverage ratio greater than 9.0% to be considered well-capitalized. The minimum CBLR required for a bank to be considered well capitalized decreased to 8.0% effective July 1, 2026.

As of September 30, 2026, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification we believe have changed the Bank’s category). See Note 7 - Capital Requirements for additional information regarding our regulatory capital requirements.
Stock Repurchase Program
We have a stock repurchase program authorized by our Board of Directors. The stock repurchase program became effective as of May 19, 2026 and authorizes us to repurchase up to an aggregate amount of 685,000 shares of our common stock in open market transactions, privately negotiated transactions, or any manner that complies with the provisions of Rule 10b-18 of the Exchange Act, as well as pursuant to a Rule 10b5-1 trading plan. Our decision to repurchase shares will depend on a variety of factors, including but not limited to, the market price and trading volume of our common stock, general market and economic conditions, the ongoing assessment of our capital needs, and applicable legal and regulatory requirements. Other than as predetermined or restricted by a Rule 10b5-1 Trading Plan, as applicable, the repurchase program does not obligate us to purchase any particular number of shares and may be limited or terminated at any time without prior notice. During the three months ended September 30, 2026, we repurchased and retired 159,099 shares for $2.2 million. See Note 1 - Summary of Significant Accounting Policies for more information.
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. While our liquidity monitoring and management consider both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations and summarizes our contractual obligations as of September 30, 2026:

($ in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
Deposits without stated maturity	$240,491	$240,491	$—	$—	$—
Time deposits	467,110	150,969	296,077	9,436	10,628
Operating lease obligations	3,691	1,198	2,390	103	—
Total	$711,292	$392,658	$298,467	$9,539	$10,628
Off-Balance-Sheet Financing Arrangements
In the normal course of business, we enter into certain off-balance-sheet arrangements to meet the financing needs of our customers. These transactions include commitments to extend credit, which involves, to varying degrees, elements of credit risk and interest rate risk exceeding the amounts recognized in our consolidated statements of financial condition. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments. With the exception of these off-balance-sheet arrangements, we have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For details of our commitments to extend credit please See Note 8 - Commitments and Contingencies.

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
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on total interest income on LHFI and average yield on LHFI:

	As of and for the Three Months Ended
	September 30, 2026			September 30, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$608,198	$41,245	26.90%	$542,595	$16,313	11.93%
Less: credit enhancement program expenses		(24,454)			(1,968)
Net of adjustment for credit enhancement program expenses	$608,198	$16,791	10.95%	$542,595	$14,345	10.49%

	As of and for the Nine Months Ended
	September 30, 2026			September 30, 2025
($ in thousands; unaudited)	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI	Total Average LHFI	Total Interest Income on LHFI	Average Yield on LHFI
Before adjustment for credit enhancement	$593,297	$95,327	21.48%	$511,677	$42,052	10.99%
Less: credit enhancement program expenses		(50,267)			(2,070)
Net of adjustment for credit enhancement program expenses	$593,297	$45,060	10.15%	$511,677	$39,982	10.45%
Total interest income on LHFI net of credit enhancement program expenses and the average yield on LHFI net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on total interest income on LHFI and the respective average yield on LHFI, the most directly comparable GAAP measures.
The following non-GAAP measures are presented to illustrate the impact of certain credit enhancement program expenses on net interest income and NIM:

	As of and for the Three Months Ended
	September 30, 2026			September 30, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$860,983	$42,483	19.58%	$811,810	$18,607	9.09%
Less: credit enhancement program expenses		(24,454)			(1,968)
Net of adjustment for credit enhancement program expenses	$860,983	$18,029	8.31%	$811,810	$16,639	8.13%

	As of and for the Nine Months Ended
	September 30, 2026			September 30, 2025
($ in thousands; unaudited)	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin	Total Average Interest-Earning Assets	Net Interest Income	Net Interest Margin
Before adjustment for credit enhancement	$856,862	$99,322	15.50%	$753,967	$47,614	8.44%
Less: credit enhancement program expenses		(50,267)			(2,070)
Net of adjustment for credit enhancement program expenses	$856,862	$49,055	7.65%	$753,967	$45,544	8.08%
Net interest income and net interest margin net of credit enhancement program expenses are non-GAAP measures that include the impact of credit enhancement program expenses on net interest income and net interest margin, the most directly comparable GAAP measures.

Non-interest expense from continuing operations less credit enhancement program expenses is a non-GAAP measure presented to illustrate the impact of credit enhancement program expenses on non-interest expense:

($ in thousands; unaudited)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total non-interest expense - continuing operations	$42,744	$17,449	$98,819	$46,679
Less: credit enhancement program expenses	(24,333)	(1,968)	(49,021)	(2,070)
Total non-interest expense less credit enhancement program expenses	$18,411	$15,481	$49,798	$44,609
Total non-interest expense from continuing operations less credit enhancement program expenses is a non-GAAP measure that illustrates the impact of credit enhancement program expenses on non-interest expense, the most directly comparable GAAP measure.
Total non-interest income from continuing operations less credit enhancement income is a non-GAAP measure to illustrate the impact of credit enhancement income resulting from credit enhanced loans on non-interest income:

($ in thousands; unaudited)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total non-interest income - continuing operations	$60,825	$18,052	$98,242	$36,199
Less: credit enhancement income	(45,392)	(8,762)	(66,635)	(11,122)
Total non-interest income less credit enhancement income	$15,433	$9,290	$31,607	$25,077
The following non-GAAP measure is presented to illustrate the effect of the credit enhanced program that creates the credit enhancement on the allowance for credit losses:

($ in thousands; unaudited)	As of September 30, 2026	As of December 31, 2025
Allowance for credit losses	$79,821	$32,772
Less: allowance for credit losses related to credit enhanced loans	(64,247)	(18,386)
Allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans	$15,574	$14,386
The allowance for credit losses excluding the effect of the allowance for credit losses related to credit enhanced loans is a non-GAAP measure that reflects the effect of the credit enhanced program on the allowance for credit losses. The total outstanding balance of LHFI with credit enhancement as of September 30, 2026 and December 31, 2025 was approximately $146.2 million and $59.9 million, respectively.

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
The following table summarizes the results of our EAR analysis in simulating the change in net interest income and fair value of equity over a 12-month horizon as of September 30, 2026:

IMPACT ON NET INTEREST INCOME UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Earnings at risk	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(2.6)%	(1.9)%	(1.1)%	(0.5)%	—%	0.5%	1.0%	1.5%	1.9%
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
The following table illustrates the results of our EVE analysis as of September 30, 2026:

ECONOMIC VALUE OF EQUITY ANALYSIS UNDER A STATIC BALANCE SHEET, PARALLEL INTEREST RATE SHOCK

Economic value of equity	-400 bps	-300 bps	-200 bps	-100 bps	Flat	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(14.4)%	(9.4)%	(5.6)%	(2.6)%	—%	2.3%	4.2%	5.9%	7.3%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, the Company completed the acquisition of certain assets and assumption of certain liabilities of Tallied and is currently in the process of integrating Tallied's operations and internal controls into the Company's overall internal control framework. Other than the ongoing integration of Tallied described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.    Legal Proceedings
Between July and August 2025, several lawsuits were filed against the Company in the United States District Court for the District of Utah. The complaints generally asserted claims of negligence, breach of implied contract and unjust enrichment, on behalf of various classes of putative individuals who claimed to have been harmed in connection with an alleged data breach involving the Company. The plaintiffs sought equitable and injunctive relief as well as an unspecified amount of monetary damages in connection with their claims, which include an award of attorneys’ fees and costs. On October 3, 2025, the Court entered an Order consolidating the pending cases and all subsequently filed putative class actions involving the same or substantially the same obligations into the pending matter into Minter et. al v. FinWise Bank et. al, Case No. 2:25-cv-00569-JNP-CMR. The Company participated in a pre-discovery mediation with the plaintiffs’ attorneys on March 17, 2026, which resulted in a settlement agreement that was submitted to the Court for approval on May 8, 2026. On July 1, 2026 the court preliminarily approved the settlement fund, which, including all fees and expense associated with the proceedings, is expected to be covered in full by the Company’s cyber insurance policy. The Court is scheduled to consider final approval of the settlement agreement on December 10, 2026. See Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Item 1A.    Risk Factors
There are a number of factors that may adversely affect our business, financial results or stock price. In addition to the risk below, refer to Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K for a discussion of these risks.
Our inability to market and close the sale of our credit card business that is currently held for sale and treated as discontinued operations may have a material adverse impact on our business and financial condition.
In July 2026, we completed the acquisition of certain assets and assumption of certain liabilities of Tallied. The transaction added card issuing and program management technology, along with an experienced team, that expands our ability to support credit card programs for our fintech partners. Concurrent with the acquisition, we determined that investing in credit card receivables was not a strategy the Company would pursue, and the Board of Directors approved a plan to exit the credit card portfolio business and to divest the credit card loan portfolio and certain acquired assets and liabilities while retaining the technology and credit card servicing platform. The disposal group consists of the credit card portfolio as well as the program sponsor relationship, program records, and associated cardholder rewards liability acquired as part of the Tallied transaction.
Our credit card business currently meets the criteria for held for sale and discontinued operations. To be successful in marketing and selling our credit card business, we and any counterparty must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, and complete and close a potentially complex transaction. A sale of our credit card business may require substantial management time and resources and has the potential to divert our attention from our continuing business. A successful sale of our credit card business will also require the transfer of certain assets and agreements, the transfer of which are partially dependent on the program sponsor and therefore outside of our control. If we are unable to sell our credit card portfolio, including the transfer of certain assets and agreements, it may have a material adverse impact on our business and financial condition. In addition, there can be no assurance that we will complete the sale of the credit card business within our expected timeframe, or at all. Any delay in or failure to complete the sale could adversely affect our ability to focus on our continuing operations, result in additional costs and resource commitments, and have a material adverse effect on our business and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	7,342	$13.77	7,342	647,922
August 1, 2026 - August 31, 2026	97,951	$14.07	97,951	549,971
September 1, 2026 - September 30, 2026	53,806	$13.63	53,806	496,165
Total	159,099	$13.92	159,099
____________________

(1) Effective May 19, 2026, the Board authorized a common stock repurchase program to purchase up to an aggregate amount of 685,000 shares of our common stock. The repurchase program expires on May 31, 2028, but may be limited or terminated at any time without prior notice. The repurchase program authorized the repurchase by us of our common stock in open market transactions, including in accordance with Rule 10b-18 promulgated under the Exchange Act or privately negotiated transactions. Repurchases may also be made pursuant to a Rule 10b5-1 trading plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The actual means and timing of any shares purchased under the repurchase program will depend on a variety of factors, including the market price of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Other than as predetermined or restricted by a Rule 10b5-1 Trading Plan, as applicable, the repurchase program does not obligate us to purchase any particular number of shares and the repurchase authorization permits management to repurchase shares of our common stock from time to time at management’s discretion.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2026.

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

FinWise Bancorp

Date: November 10, 2026	By:	/s/ James Noone
James Noone
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Robert Wahlman
Robert Wahlman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)